Form 10-K
period 1993-12-31
PECO ENERGY CO
filed 1994-03-16
CIK 78100

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-K

   (X)        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993
                                       OR
   ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from__________ to __________
                         Commission File Number 1-1401
                                   ----------
                              PECO ENERGY COMPANY
               (formerly known as Philadelphia Electric Company)
             (Exact name of registrant as specified in its charter)

                                  Pennsylvania
        (State or other jurisdiction of incorporation or organization)

                                 P.O. Box 8699
                      2301 Market Street, Philadelphia, PA
                    (Address of principal executive offices)

                                   23-0970240
                      (I.R.S. Employer Identification No.)

                                     19101
                                   (Zip Code)

                                 (215) 841-4000
              (Registrant's telephone number, including area code)
                                   ----------
          Securities registered pursuant to Section 12(b) of the Act:

   PECO Energy Company (Securities below are registered on the New York and Philadelphia Stock Exchanges)

     First and Refunding Mortgage Bonds:

   4-1/2% Series due 1994    7-1/2% Series due 1999    7-1/8% Series due 2023
   8-3/4% Series due 1994    5-5/8% Series due 2001    7-3/4% Series 2 due 2023
   6-1/8% Series due 1997    6-1/2% Series due 2003    7-1/4% Series due 2024
   5-3/8% Series due 1998    6-3/8% Series due 2005

     Cumulative Preferred Stock - without par value:

   $9.875 Series             $7.75 Series              $4.30 Series
   $7.96 Series              $7.00 Series              $3.80 Series
   $7.85 Series              $4.68 Series
   $7.80 Series              $4.40 Series

     Common Stock - without par value

   PECO Energy Power Company (a wholly owned subsidiary) Debentures 4-1/2% Series due 1995 (Registered on the Philadelphia Stock Exchange)

          Securities registered pursuant to Section 12(g) of the Act:

   PECO Energy Company

     Cumulative Preferred Stock - without par value:

   $7.48 Series              $6.12 Series
                                   ----------
       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
   Yes _____X_____ No __________

       Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

       The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $6,393,737,314 at January 31, 1994.

       Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Common Stock - without par value: 221,520,099 shares outstanding at January 31, 1994.
                                   ----------
                 DOCUMENTS INCORPORATED BY REFERENCE (In Part)

     Annual Report of PECO Energy Company to Shareholders for the year 1993 is incorporated in part in Parts I, II and IV hereof, as specified herein. Proxy Statement of PECO Energy Company in connection with its 1994 Annual Meeting of Shareholders is incorporated in part in Part III hereof, as specified herein.

==============================================================================

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                    No.
                                                                                   -----
   PART I
     ITEM 1.       BUSINESS....................................................       1
                   The Company.................................................       1
                   Electric Operations.........................................       1
                     General...................................................       1
                     Limerick Generating Station...............................       4
                     Peach Bottom Atomic Power Station ........................       6
                     Salem Generating Station .................................       7
                   Fuel .......................................................       7
                     Nuclear ..................................................       8
                     Coal......................................................      10
                     Oil.......................................................      10
                     Natural Gas ..............................................      10
                   Gas Operations..............................................      11
                   Segment Information.........................................      11
                   Rate Matters................................................      12
                   Construction................................................      14
                   Capital Requirements and Financing Activities...............      15
                   Employee Matters............................................      17
                   Environmental Regulations...................................      17
                     Water ....................................................      17
                     Air.......................................................      18
                     Solid and Hazardous Waste.................................      19
                     Costs ....................................................      21
                   Competition.................................................      22
                   Executive Officers of the Registrant .......................      23
     ITEM 2.       PROPERTIES..................................................      25
     ITEM 3.       LEGAL PROCEEDINGS...........................................      27
     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........      28

   PART II
     ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS.......................................      28
     ITEM 6.       SELECTED FINANCIAL DATA ....................................      28
     ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS ......................      28
     ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................      28
     ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                     ACCOUNTING AND FINANCIAL DISCLOSURE ......................      28

   PART III
     ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........      29
     ITEM 11.      EXECUTIVE COMPENSATION......................................      29
     ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT ...............................................      29
     ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............      29

   PART IV
     ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                     FORM 8-K .................................................      30
                   Financial Statements and Financial Statement Schedules......      30
                   REPORT OF INDEPENDENT ACCOUNTANTS...........................      31
                   SCHEDULE V - UTILITY PLANT..................................      32
                   SCHEDULE VI - ACCUMULATED DEPRECIATION OF UTILITY PLANT ....      35
                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS...........      38
                   Exhibits....................................................      39
                   Reports on Form 8-K.........................................      42
   SIGNATURES


                                     PART I

   ITEM 1. BUSINESS

   The Company

       PECO Energy Company (Company), formerly known as Philadelphia Electric Company, incorporated in Pennsylvania in 1929, is an operating utility which provides electric and gas service to the public in southeastern Pennsylvania. Two subsidiaries own, and a third subsidiary operates, the Conowingo Hydro-Electric Project (Conowingo Project), and one distribution subsidiary provides electric service to the public in certain areas of northeastern Maryland adjacent to the Conowingo Project.

       The total area served by the Company and its subsidiaries covers 2,475 square miles. Electric service is supplied in an area of 2,340 square miles with a population of about 3,700,000, including 1,600,000 in the City of Philadelphia. Approximately 95% of the electric service area and 64% of retail kilowatthour (kWh) sales are in the suburbs around Philadelphia and in northeastern Maryland, and 5% of the service area and 36% of such sales are in the City of Philadelphia. In 1993, approximately 60% of the Company's electric output was generated from nuclear sources. The Company estimates for 1994 that 59% of its electric output will be generated from nuclear sources (see "Fuel"). Natural gas service is supplied in a 1,475-square-mile area of southeastern Pennsylvania adjacent to Philadelphia with a population of 1,900,000. The Company and its subsidiaries hold franchises to the extent necessary to operate in the areas served.

       The Company is subject to regulation by the Pennsylvania Public Utility Commission (PUC) as to rates, issuances of securities and certain other aspects of the Company's operations and by the Federal Energy Regulatory Commission (FERC) as to wholesale and interstate electric rates and as to licensing jurisdiction over the Company's Muddy Run Pumped Storage Project. Specific operations of the Company are also subject to the jurisdiction of various other federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC), the United States Environmental Protection Agency (EPA), the United States Department of Energy (DOE), the Delaware River Basin Commission and the Pennsylvania Department of Environmental Resources (PDER). The Company's utility subsidiaries are subject to similar regulation, including the licensing jurisdiction of the FERC over the Conowingo Project. Due to its ownership of subsidiary-company stock, the Company is a holding company as defined by the Public Utility Holding Company Act of 1935 (1935 Act); however, it is predominantly an operating company and, by filing an exemption statement annually, is exempt from all provisions of the 1935 Act, except Section 9(a)(2) relating to the acquisition of securities of a public utility company.

   Electric Operations

   General

       During 1993, 90.4% of the Company's operating revenues and 94.3% of its operating income were from electric operations. Electric sales and operating revenues for 1993 by classes of customers are set forth below:

                                                                 Operating
                                             Sales               Revenues
                                       (millions of kWh)      (millions of $)
                                       --------------------------------------
   Residential...................           10,657               $1,354.1
   Small commercial and
     industrial..................            5,773                  678.9
   Large commercial and
     industrial..................           15,935                1,164.0
   Other.........................              771                  161.2
                                            -----------------------------
     Service territory...........           33,136                3,358.2
   Interchange sales ............              457                   14.3
   Sales to other utilities......            8,670                  232.9
                                            -----------------------------
     Total.......................           42,263               $3,605.4
                                            =============================


       In 1993, 97.7% of the Company's service territory operating revenues were from Company sales in Pennsylvania and 2.3% were from sales by the Company's wholly owned subsidiary Conowingo Power Company (COPCO) in Maryland. On February 15, 1994, the Company announced that it is evaluating strategic alternatives with respect to COPCO, including the possible sale of COPCO to other companies. The Company has made no determination at this time to sell COPCO and may, in fact, retain ownership of COPCO. See "Rate Matters."

       For 1993, sales to other utilities consisted of negotiated agreements to sell 799 megawatts (MW) of near-term excess capacity and/or associated energy. See "Rate Matters." All of these agreements are either for ongoing, short-duration purchases of energy only or expire during 1994. The Company expects to renew these agreements or negotiate new agreements in 1994.

       The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1993 was as follows:

               Type of Capacity                   Megawatts        % of Total
- -----------------------------------------------------------------------------
   Nuclear.................................         3,938             44.4%
   Mine-mouth, coal-fired..................           709              8.0
   Service-area, coal-fired................           690              7.8
   Oil-fired...............................         1,176             13.2
   Gas-fired...............................           201              2.3
   Hydro (includes pumped storage).........         1,350             15.2
   Internal combustion.....................           813              9.1
                                                    ----------------------
       Total...............................         8,877(1)(2)      100.0%
                                                    ======================



   ----------
   (1) Includes capacity sold to other utilities.
   (2) See "Fuel" for sources of fuels used in electric generation.

       The maximum hourly demand on the Company's system was 7,100 MW which occurred on July 8, 1993. The Company estimates its generating reserve margin for 1994 to be 28%. This is based on the most recent annual peak-load forecast, which assumes normal peak weather conditions and the sale to other utilities of 400 MW of capacity not included in rate base.

       The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection (PJM), which fully integrates, on the basis of relative cost of generation, the bulk-power generating and transmission operations of eleven investor-owned electric utilities serving more than 22 million people in a 50,000-square-mile territory. In addition, PJM companies coordinate planning and install facilities to obtain the greatest practicable degree of reliability, compatible economy, and other advantages from the pooling of their respective electric system loads, transmission facilities and generating capacity. PJM uses the split-savings method in pricing and accounting to provide an economic method of energy interchange among its members. Under this arrangement, PJM energy is exchanged among PJM member utilities at a price which represents the average of the producer's cost of generating the electricity dispatched and the buyer's replacement cost, or the cost avoided by making the purchase.

       The maximum PJM demand of 46,429 MW occurred on July 8, 1993 when PJM's installed capacity (summer rating) was 55,440 MW. The Company's installed capacity for 1994-97 is expected to be sufficient to supply its PJM reserve margin share during that period.

       The Company has made arrangements for the purchase of other companies' power during 1994. The source of the amount reserved each week depends on the availability of excess coal-fired capacity, PJM's import capability from these companies and the Company's economic need for additional power.

       The Company's nuclear energy is generated by Limerick Generating Station (Limerick) Units No. 1 and No. 2 and Peach Bottom Atomic Power

   Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and by Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Units No. 1 and No. 2 each has a capacity of 1,055 MW; Peach Bottom Unit No. 2 has a capacity of 1,051 MW, of which the Company is entitled to 447 MW; Peach Bottom Unit No. 3 has a capacity of 1,035 MW, of which the Company is entitled to 439 MW; and Salem Units No. 1 and No. 2 each has a capacity of 1,106 MW, of which the Company is entitled to 471 MW of each unit.

       The Price-Anderson Act, as amended (Price-Anderson Act), sets the limit of liability of approximately $9.4 billion for claims that could arise from an incident involving any licensed nuclear facility in the nation. The limit is subject to increase to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $76 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation, state premium taxes and an additional surcharge of 5% if the total amount of claims and legal costs exceeds the basic assessment. If the damages from an incident at a licensed nuclear facility exceed $9.4 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.

       Although the NRC requires the maintenance of property insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning, and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that the facility, following an accident, is in a safe and stable condition and can be maintained in such condition. Within 30 days of stablizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan including the identification of all clean-up operations necessary to decontaminate the reactor to either permit the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If the decision is made to decommission the facility, a portion of the insurance proceeds must be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would be in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on when insurance proceeds would be made available to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $35 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition.

       The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The policy contains a twenty-one week waiting period before recovery of costs can commence. The premium for this coverage is subject to an assessment for adverse loss experience. The Company's maximum share of any assessment is $17 million per year.

       NRC regulations require that licensees of nuclear generating facilities must demonstrate that funds will be available in certain minimum amounts, established by a formula provided in the regulations, at the end of the life of the facility to decommission the facility. The PUC, based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be necessary to decommission such nuclear facilities. The Company's ownership portion of decommissioning costs is approximately $643 million, expressed in 1990 dollars, which the Company believes would be substantially unchanged at December 31, 1993. The Company believes that the ultimate cost of decommissioning these facilities will continue to be recoverable through rates, but such recovery is not assured.

   Limerick Generating Station

       Limerick Unit No. 1 achieved a capacity factor of 95% in 1993 and 68% in 1992. Limerick Unit No. 2 achieved a capacity factor of 81% in 1993 and 91% in 1992. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1994 and 1993, respectively.

       On November 5, 1993, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) Report for Limerick for the period March 15, 1992 to September 25, 1993. The Report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four: Operations, Engineering, Maintenance, and Plant Support. The area of Plant Support includes: radiological controls, security, emergency preparedness, fire protection, chemistry and housekeeping. Limerick received ratings of "1," the highest of the three rating categories, in the two functional areas of Operations and Engineering. The areas of Maintenance and Plant Support received ratings of "2." The NRC stated that overall, it observed an excellent level of performance at Limerick. It noted continued strong performance in the Operations and Engineering areas and improvement in the Maintenance area. The NRC noted, however, that in the Maintenance area, personnel errors, a weakness from the last SALP period, continued throughout the SALP period. Although the NRC recognized the implementation of initiatives by the Company to improve maintenance performance, it stated that such initiatives had not been in place long enough to be judged effective. In the area of Plant Support, the NRC stated that security, emergency preparedness, fire protection, chemistry and housekeeping continue to be very effective and contributed to safe plant performance. The NRC noted, however, performance weaknesses in the radiation controls area through the SALP period. The Company has taken and is taking actions to address the weaknesses discussed in the SALP Report.

       By letter dated December 8, 1992, the NRC imposed a civil penalty of $25,000 on the Company based upon a decision by a United States Department of Labor Administrative Law Judge (ALJ) that the Company's security subcontractor unlawfully discriminated against one of its former employees. The ALJ concluded that the employee was required to undergo a psychological evaluation and subsequently was discharged by the security subcontractor in retaliation for raising safety concerns regarding security operations at Limerick. The security subcontractor is appealing the decision of the ALJ to the Secretary of Labor. The Company has not paid the NRC penalty pending the final decision in the matter.

       On July 24, 1992, the NRC issued an information notice alerting utilities owning boiling water reactors (BWRs) to potential inaccuracies in water-level instrumentation during and after rapid depressurization events. On May 28, 1993, the NRC issued a bulletin requesting utilities owning BWRs to, among other things, install certain hardware modifications at the next cold shutdown of the BWR after July 30, 1993 to ensure accurate functioning of the water-level instrumentation. These hardware modifications were made on Peach Bottom Unit No. 2 in August 1993, Peach Bottom Unit No. 3 in November 1993 and Limerick Unit No. 1 in September 1993. The hardware modifications for Limerick Unit No. 2 will be made during the next cold shutdown of that unit.

       The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment may not provide the necessary level of fire protection and requested licensees to describe short- and long-term measures being taken to address this concern. The Company has informed the NRC that it has taken short-term compensatory actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. By letter dated December 22, 1993, the NRC requested additional information on the Company's long-term measures to address Thermo-Lag 330 fire barrier issues. The Company provided a response outlining its Thermo-Lag program and committing to provide a status report to the NRC by September 30, 1994. The Company cannot predict, at this time, what effect this matter will have on the operations of Limerick and Peach Bottom.

       Water for the operation of Limerick is drawn from the Schuylkill River adjacent to Limerick and from the Perkiomen Creek, a tributary of the Schuylkill River. During certain periods of the year, generally the summer months but possibly for as much as six months or more in some years, the Company would not be able to operate Limerick without the use of supplemental cooling water due to existing regulatory water withdrawal constraints applicable to the Schuylkill River and the Perkiomen Creek. Supplemental cooling water for Limerick is provided by a supplemental cooling water system which draws water from the Delaware River. The supplemental cooling water system for Limerick includes the following components: (1) the Point Pleasant Pumping Station (to withdraw water from the Delaware River) and a two and one-half-mile transmission main from the Point Pleasant Pumping Station to the Bradshaw Reservoir (Point Pleasant Project); (2) the Bradshaw Reservoir, a 25-million-gallon reservoir and pumping station which receives water from the Point Pleasant Project and acts as a dividing point for water for Limerick and for the public supply systems of two Montgomery County water authorities; (3) a seven-mile pipeline between the Bradshaw Reservoir and the east branch of the Perkiomen Creek (East Branch); (4) a water treatment facility to provide disinfection of Delaware River water; (5) approximately 24 miles of the East Branch and the main branch of the Perkiomen Creek; (6) a pumping station on the main branch of the Perkiomen Creek; and (7) an eight-mile transmission main from the pumping station on the Perkiomen Creek to Limerick.

       Opposition to the Point Pleasant Project from various groups, including Bucks County and the Neshaminy Water Resources Authority (NWRA), a municipal authority created by Bucks County which had contracted to construct the Point Pleasant Project, resulted in protracted litigation in the Court of Common Pleas of Bucks County (Court of Common Pleas) and numerous appeals of the decisions of that court. In May 1988, the Bucks County Commissioners voted to end their opposition to the Point Pleasant Project and enacted an ordinance to enable Bucks County to acquire and manage the NWRA's projects, including the Point Pleasant Project. On May 26, 1988, in an action brought by Bucks County against the NWRA and its board members to enforce the ordinance, the Court of Common Pleas ordered the NWRA to transfer its projects, including the Point Pleasant Project, to Bucks County. Certain intervenors appealed to the Commonwealth Court, which dismissed the appeal on procedural grounds. The intervenors have filed a petition in the Court of Common Pleas to cure the procedural defect.

       All permits for the construction and operation of the supplemental cooling water system have been obtained. As described below, the issuances of certain permits have been appealed. Certain of the permits relating to operation of the system must be renewed periodically.

       On July 14, 1988, the PDER issued a National Pollutant Discharge Elimination System (NPDES) permit to the Company relating to the discharge of Delaware River water into the East Branch. The Company filed an appeal with respect to the temperature constraints and the limitations on discharges of certain impurities of the NPDES permit with the Environmental Hearing Board (EHB) on August 12, 1988. Certain environmental groups also filed permit appeals with the EHB. In order to comply with the conditions of its NPDES permit, the Company installed a water treatment facility to provide seasonal cooling and disinfection of the Delaware River water discharged into the East Branch. On March 31, 1992, the Company and PDER agreed to a settlement of the Company's appeal by entering into a Consent Adjudication, which is subject to approval by the EHB. The Consent Adjudication would resolve all issues in the

   Company's appeal but would not affect the appeal by certain environmental groups from the NPDES permit. No action on the Company's Consent Adjudication has been taken by the EHB.

       In July 1993, the PDER reissued the Company's NPDES permit. The reissued permit has conditions that are in certain instances less stringent than those set forth in the original permit.

       On February 12, 1988, the PDER extended various existing permits and issued new stream encroachment permits and water allocation permits with respect to the supplemental cooling water system. Intervenors appealed the February 12, 1988 order to the EHB, which dismissed all appeals except certain appeals relating to the erosive impact of the supplemental cooling water system on the East Branch. These appeals have been stayed pending disposition of other litigation concerning the erosion issue, which was concluded in April 1992. In addition, appeals by an intervenor from interim permit extension decisions of the PDER on June 26, 1987 and an appeal of a 1982 water quality certification remain pending before the EHB but have been inactive.

       The Company has also entered into an agreement which expires on December 31, 1994 with a municipality to secure a backup source of water for the interim operation of Limerick should water from the supplemental cooling water system not be available; however, this backup source is capable of providing only enough cooling water to operate both Limerick units simultaneously at 70% of rated capacity for short periods of time.

   Peach Bottom Atomic Power Station

       Peach Bottom Unit No. 2 achieved a capacity factor of 84% in 1993 and 61% in 1992. Peach Bottom Unit No. 3 achieved a capacity factor of 70% in 1993 and 78% in 1992. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in 1992 and 1993, respectively.

       On March 19, 1993, the NRC issued its periodic SALP Report on the performance of activities at Peach Bottom for the period August 4, 1991 through October 31, 1992. Peach Bottom received ratings of "1" in the area of Emergency Preparedness and the area of Security and Safeguards. The areas of Plant Operations and Radiological Controls received ratings of "2, Improving." Each of the other three functional areas (Maintenance/Surveillance; Engineering/Technical Support; and Safety Assessment/Quality Verification) received ratings of "2." Except for the ratings in the areas of Plant Operations and Radiological Controls (each previously rated "2"), these were the same ratings as those received in the prior SALP Report. The SALP Report stated that management continued to maintain a strong safety perspective throughout the assessment period and fostered broad-based performance improvements that led to stronger programs in most functional areas. The SALP Report further stated that many of the programmatic weaknesses identified during the previous assessment period have either been eliminated or performance has been improved. For example, the SALP Report stated that fundamental problems with the quality of root-cause analysis noted during the last two periods have been resolved and that Peach Bottom's root-cause analysis capabilities now constitute a strength. In addition, the SALP Report stated that licensed operators staffing and training continued to strengthen, contributing to improved Plant Operations performance. The SALP Report noted, however, that while overall progress in improving performance was clearly evident throughout the period, several weaknesses warranting continued management attention were identified. Among the areas identified for improvement were plant performance monitoring and engineering and technical support.

       During 1983 outages, cracks in the piping of the residual heat removal and reactor recirculating water systems were discovered at Peach Bottom Unit No. 3 resulting from a generic problem with BWRs. Repairs, which involved the replacement of piping, required extended outages at the Unit. In February 1989, the Company, on behalf of the co-owners of Peach Bottom, filed a proof of loss with Nuclear Electric Insurance Limited (NEIL) for replacement power costs associated with Unit No. 3 outages. On January 19, 1993, the arbitrators issued a decision in favor of NEIL and denied the Company's claim. On April 19, 1993, the Company filed a motion in the United States District Court for the Southern District of New York to vacate the arbitration decision.

       On May 21, 1992, the Company filed a request with the NRC to amend its Facility Operating Licenses for Peach Bottom Units No. 2 and No. 3 to extend the expiration dates to August 2013 and July 2014, respectively, 40 years from the dates of issuance. The current operating licenses expire 40 years from the dates of issuance of the construction permits for the Units. If the NRC grants the Company's request, the operating license for Unit No. 2 will be extended approximately five years, six months and the operating license for Unit No. 3 will be extended approximately six years, five months.

       By letter dated June 23, 1993, the Company submitted a request to the NRC to rerate the authorized maximum reactor core power levels of both Peach Bottom units by 5% to 3,458 megawatts thermal (Mwt) from the current limits of 3,293 Mwt. The analyses and evaluations supporting this request were completed using generic guidelines approved by the NRC. If the request is approved, the associated hardware changes will be made on Unit No. 2 during the planned fall 1994 refueling outage and on Unit No. 3 during the planned fall 1995 refueling outage.

       In addition to the matters discussed above, see "Electric Operations-Limerick Generating Station" for a discussion of certain matters which affect both Peach Bottom and Limerick.

   Salem Generating Station

       Salem Unit No. 1 achieved a capacity factor of 60% in 1993 and 54% in 1992. Salem Unit No. 2 achieved a capacity factor of 57% in 1993 and 49% in 1992. Salem Units No. 1 and No. 2 are each on an 18-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1993.

       The Company has been informed by PSE&G that on September 1, 1993, the NRC furnished PSE&G with its periodic SALP Report for Salem. The operating period reviewed was from December 29, 1991 through June 19, 1993. Salem received ratings of "1" in the areas of Radiological Controls and Security. The area of Emergency Preparedness received a rating of "1,

   Declining." The areas of Plant Operations; Maintenance/ Surveillance; Engineering/Technical Support; and Safety Assessment/ Quality Verification received ratings of "2." The NRC concluded that PSE&G's performance during the period was good and noted an improvement over the last rating period in the area of Radiological Controls. The NRC noted, however, that Salem had a number of substantial operational challenges during the period and that additional management attention is warranted to reduce the frequency of such operational challenges.

       The Company has been informed by PSE&G that, by letter dated March 9, 1994, the NRC imposed a civil penalty of $50,000 for eight violations for failure to follow procedures at Salem related to the control of maintenance of work activities. The NRC stated that, while none of the violations were significant from a nuclear safety perspective, some of the violations demonstrated the potential to cause physical harm to individuals. In addition, the NRC stated that collectively, the violations demonstrated that weaknesses exist in the maintenance and control of work process activities, which could, under other circumstances, adversely affect the operability of safety related equipment at Salem. The NRC required PSE&G to respond to the alleged violations within 30 days and document the specific corrective actions that have been and will be taken.

       In order to improve Salem's materiel condition, plant and personnel performance and address the NRC's concerns expressed in its October 1990 SALP Report, the Salem owners, including the Company, are in the process of augmenting plans to improve Salem's materiel condition, upgrade procedures and enhance personnel performance. The Company's share of the plan's capital requirements for 1994 and for 1995-97 are reflected in the Company's most recent estimates of capital expenditures for plant additions and improvements for such periods. The planned improvements are being managed by PSE&G as a discrete project and are expected to coincide with plant operating schedules.

       In addition to the matters discussed above, see "Environmental Regulations-Water" for a discussion of possible installation of cooling towers at Salem.

   Fuel

       The following table shows the Company's sources of electric output for 1993 and as estimated for 1994:

                                                                     1993     1994 (Est.)
                                                                     --------------------
   Nuclear.......................................................     60.2%       58.7%
   Mine-mouth, coal-fired........................................     10.6        10.8
   Service-area, coal-fired......................................      5.9         9.5
   Oil-fired.....................................................      5.2         2.6
   Gas-fired.....................................................      1.4         1.3
   Hydro (includes pumped storage)...............................      2.2         2.7
   Internal combustion...........................................      0.1         0.1
   Purchased, interchange and nonutility generated...............     14.4        14.3
                                                                     ------------------
                                                                     100.0%      100.0%
                                                                     ==================

       The following table shows the Company's average fuel cost used to generate electricity:

                                                         1989        1990       1991      1992      1993
                                                       --------------------------------------------------
   Nuclear
       Cost per million Btu(1).....................    $ 0.84(2)   $ 0.79(2)   $ 0.64    $ 0.53    $ 0.56
   Coal
       Mine-mouth plants
         Cost per ton..............................     34.95       36.93       37.26     33.75     30.53
         Cost per million Btu......................      1.43        1.52        1.51      1.36      1.24
       Service-area plants
         Cost per ton..............................     48.31       51.67       50.24     45.25     43.38
         Cost per million Btu......................      1.90        2.06        2.00      1.78      1.66
   Oil
       Residual
         Cost per barrel...........................     19.12       21.70       19.42     15.94     15.87
         Cost per million Btu......................      3.08        3.44        3.11      2.53      2.50
       Distillate
         Cost per barrel...........................     23.36       30.37       29.90     24.96     27.21
         Cost per million Btu......................      3.98        5.20        5.12      4.26      4.15
   Gas
         Cost per mcf..............................      -           -           -         3.05      2.86
         Cost per million Btu......................      -           -           -         2.96      2.77

   ----------
   (1) British thermal unit.

   (2) Reflects reclassification of spent-fuel cost for comparative purposes.

   Nuclear

       The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the utilization of the nuclear fuel in the generating station reactor. The Company has contracts for uranium concentrates which will satisfy the fuel requirements of Limerick and Peach Bottom through 1996. The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis. PSE&G has informed the Company that it presently has under contract sufficient uranium concentrates to fully meet the current projected requirements for Salem through 2000 and 60% of the requirements through 2002. The following table summarizes the years through which the Company and PSE&G have contracted for the other segments of the nuclear fuel supply cycle.

                                       Conversion   Enrichment    Fabrication
                                       --------------------------------------
   Limerick Unit No. 1.............       1997         2014(1)       1996
   Limerick Unit No. 2.............       1997         2014(1)       1997
   Peach Bottom Unit No. 2.........       1997         2008(1)       1999
   Peach Bottom Unit No. 3.........       1997         2008(1)       1998
   Salem Unit No. 1................       2000          (2)          2004
   Salem Unit No. 2................       2000          (2)          2005

   ----------
   (1) The Company has exercised its option to remain uncommitted under the United States Enrichment Corporation (USEC) enrichment contract from 2000 to 2002. This action, however, does not exclude USEC enrichment services from consideration in this period. The Company does not anticipate any difficulties in obtaining necessary enrichment services for its Limerick and Peach Bottom Units.

   (2) Represents 100% of enrichment requirements through 1998 and 30% through 2001. Similar to the Company's actions discussed in note (1) above, the Company has been informed by PSE&G that PSE&G has exercised its option to remain uncommitted under its USEC enrichment contract from 1999 to 2002.

       On March 1, 1993, the Company entered into an agreement with the Long Island Power Authority (LIPA) and other parties, subsequently revised on September 14, 1993, to receive $46 million as compensation for accepting slightly irradiated fuel from the Shoreham Nuclear Power Station on Long Island, New York, for use at Limerick. The Company is to receive the $46 million in installments as the shipments of nuclear fuel are accepted. The first of the 33 shipments arrived at Limerick on September 28, 1993. Nineteen shipments of fuel were completed prior to the suspension of shipments to accommodate the refueling outage of Limerick Unit No. 1. Shipments of the remaining fuel are scheduled to resume after completion of the refueling outage. The Company estimates that the acquisition of the fuel will result in benefits to the Company's customers of $70 million over the next 12 to 15 years due to reduced fuel-purchase requirements. The fuel will be stored at Limerick's spent-fuel pool pending its use at Limerick beginning in 1994 and extending beyond 2005. On September 21, 1993, the State of New Jersey filed suit in the United States District Court for the District of New Jersey (New Jersey District Court) seeking a stay of shipments of fuel because of alleged failures of federal agencies to fully review the proposed shipping plan under the National Environmental Policy Act (NEPA) and the Coastal Zone Management Act
   (CZMA). The New Jersey District Court refused to halt the shipments and New Jersey has appealed to the United States Court of Appeals for the Third Circuit (Appeals Court). The Appeals Court affirmed the New Jersey District Court decision to dismiss the suit and subsequently denied a request for rehearing. New Jersey has also requested that the NRC halt shipments until the NRC further reviews the fuel transfer under the NEPA and CZMA. The NRC has refused these requests.

       The commercial reprocessing and recycling of the plutonium produced in the United States nuclear power programs have been delayed indefinitely. There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The spent-fuel storage pools for Limerick have sufficient capacity to permit storage through 1999. Reracking of the spent-fuel storage pools at Limerick, which will extend storage capacity to approximately 2010, is in the preliminary stages. The new configuration will be designed to accommodate rod consolidation. Spent-fuel racks at Peach Bottom have storage capacity until 1998 for Unit No. 2 and 1999 for Unit No. 3. Options for expansion of storage capacity at both Limerick and Peach Bottom beyond the pertinent dates, including the viability of rod consolidation, are being investigated. The Company has been informed by PSE&G that the spent-fuel storage capacity at Salem will permit storage of spent fuel through March 1998 for Salem Unit No. 1 and March 2002 for Salem Unit No. 2. PSE&G has developed an integrated strategy to meet the longer-term spent-fuel storage needs for Salem. PSE&G plans to replace the existing high-density racks in the spent-fuel storage pools of Salem Units No. 1 and No. 2 with maximum density racks. The reracking project commenced in early 1992 and is expected to extend the storage capability of Salem Units No. 1 and No. 2 through March 2008 and March 2012, respectively.

       Under the Nuclear Waste Policy Act of 1982 (NWPA), the federal government was to begin accepting spent fuel for permanent off-site storage no later than 1998. The DOE has stated that there is no legal obligation under the NWPA to begin accepting spent fuel absent an operational repository or other facility constructed under the NWPA. The DOE acknowledges, however, that it may have created the expectation of such a commitment on the part of utilities by issuing certain regulations and projected waste acceptance schedules. The DOE has stated that it will not be able to open a permanent, high-level nuclear waste repository until 2010, at the earliest. The DOE stated that the delay was a result of its seeking new data about the suitability of the proposed repository site at Yucca Mountain, Nevada, opposition to this location for the repository and the DOE's revision of its civilian nuclear waste program. The DOE stated that it would seek legislation from Congress for the construction of a temporary storage facility which would accept spent nuclear fuel from utilities beginning in 1998 or soon thereafter. Although progress is being made at Yucca Mountain and several communities have expressed interest in providing a temporary storage site, the Company cannot predict when the temporary federal storage facilities or permanent repository will become available. The DOE is exploring options to address delays in the currently projected waste acceptance schedules. The options under consideration by the DOE include offsetting a portion of the financial burden associated with the costs of continued on-site storage of spent fuel after 1998 and the issuance by the DOE to utilities of multi-purpose canisters for on-site storage. Under the NWPA, the DOE is authorized to assess utilities for the cost of nuclear fuel disposal. The current cost of such disposal is one mill per kWh of net nuclear generation. The 1993 charge collected by the Company from its customers for spent-fuel disposal was $23 million. The DOE may revise this charge as necessary for full-cost recovery of nuclear fuel disposal.
       The National Energy Policy Act of 1992 (Energy Act) states, among other things, that utilities with nuclear reactors must pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year for 15 years, of which the Company's share is $5 million per year. The Energy Act provides that these costs are to be recoverable in the same manner as other fuel costs. The Company has recorded the liability and a related regulatory asset of $69 million for such costs at December 31, 1993. The Company is currently recovering these costs through the Energy Cost Adjustment (ECA).
       The Company believes that the ultimate costs of decommissioning and decontamination, spent-fuel disposal and any assessment under the Energy Act will continue to be recoverable through rates, although such recovery is not assured.

   Coal

       The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania, operated by Pennsylvania Electric Company. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for varying amounts of coal purchases as follows: between 3,000,000 and 3,500,000 tons for each of the years 1994 through 1999; and a total of 6,500,000 tons for the years 2000 through 2004. At December 31, 1993, approximately 63% of Conemaugh's fuel requirements were secured by a long-term contract and several short-term contracts.
       The Company customarily enters into medium-term contracts for a significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone Station (Eddystone) and Cromby Station (Cromby). At January 1, 1994, the Company had contracts with two suppliers for 600,000 tons per year or approximately 55% of expected annual requirements. One contract expires on September 30, 1994 and the other expires on December 31, 1994 with an option to extend for one additional year if the Company and the supplier so agree.

       The coal requirements of each station not covered by existing contracts are met through additional short-term contracts or spot purchases from local suppliers.

   Oil
       The Company customarily enters into yearly purchase orders with its various oil suppliers for the bulk of its requirements and makes spot purchases for the balance. At present, the Company's purchase orders are sufficient to meet the estimated residual fuel oil needs of its oil-fired generating units through April 1994, when current orders end and new yearly orders begin. Purchase orders for distillate fuel oil are expected to meet the Company's needs through September 1994, when current orders end and new yearly orders begin.

   Natural Gas

       The Company supplies natural gas for Cromby Unit No. 2 under a City Gate Sales tariff approved by the PUC and through spot purchases made on the open market. A limited amount of natural gas is used in auxiliary boilers and pollution control equipment at Eddystone. In 1993, the Company began converting Eddystone Units No. 3 and No. 4 to allow the use of oil or natural gas.

   Gas Operations

       During 1993, 9.6% of the Company's operating revenues and 5.7% of its operating income were from gas operations. Gas sales and operating revenues for 1993 by classes of customers are set forth below:

                                                                Operating
                                                   Sales        Revenues
                                                   (mmcf)    (millions of $)
                                                   -------------------------
   Residential.................................     1,637        $ 15.0
   House heating...............................    30,687         205.5
   Commercial and industrial...................    22,943         124.2
   Other.......................................     5,656          15.2
                                                   --------------------
     Total gas sales...........................    60,923         359.9
   Gas transported for customers...............    22,946          22.8
                                                   --------------------
       Total gas sales and transported.........    83,869        $382.7
                                                   ====================


       The Company's natural gas supply is provided by purchases from a number of suppliers for terms ranging from 2 to 10 years. These purchases are delivered under several long-term firm transportation contracts with Texas Eastern Transmission Corporation (Texas Eastern) and Transcontinental Gas Pipe Line Corporation (Transcontinental). The Company's aggregate annual entitlement under these firm contracts is 69.3 million dekatherms. Peak gas is provided by the Company's liquefied natural gas facility and propane-air plant (see "ITEM 2. PROPERTIES").

       Through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation, underground storage capacity of 17.2 million dekatherms is under contract to the Company. Natural gas from underground storage represents approximately 40% of the Company's anticipated 1993-94 heating season supplies.

       The FERC, under Order 636, has "restructured" the interstate gas pipeline industry with the last pipeline companies implementing their restructurings on November 1, 1993. The Company has replaced pipeline bundled supply contracts with separate contracts for pipeline transportation capacity and for gas supplies to be transported on the pipeline systems. The FERC decided that interstate pipeline companies should recover virtually all their costs of providing transportation service in the form of fixed "reservation charges" that do not vary with throughput on the pipeline systems. The FERC also has authorized pipeline tariff provisions that reduce the pipelines' liability for failure to meet delivery commitments. These federal regulatory changes have increased, and are expected to continue to increase, the market and regulatory risks of the Company's gas distribution operations.

       The FERC's restructuring initiative is also creating "transition costs," which principally consist of "gas supply realignment costs," reflecting contractual liabilities to natural gas producers caused by pipeline companies' inability to continue to purchase natural gas for resale under traditional bundled supply contracts. The FERC is authorizing pipeline companies to recover these costs from their distribution customers, such as the Company. In 1993, the PUC reversed a policy which might have precluded the Company from fully recovering these costs from its customers. The PUC will now permit the opportunity for full rate recovery and the Company has filed with the PUC to begin recovery of such costs.

       The Company's wholly owned subsidiary Eastern Pennsylvania Exploration Company is a party to several joint ventures formed to find and produce natural gas in the Gulf Coast area and the Appalachian region. For 1993, the Company's total net investment in connection with such programs amounted to approximately $600,000. These joint ventures do not contribute significantly to the Company's natural gas supply.

   Segment Information

       Segment information is incorporated herein by reference to note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1993.

   Rate Matters

       In 1993, approximately 93% of the Company's electric sales revenue and 100% of its gas sales revenue were derived pursuant to rates regulated by the PUC. The PUC establishes through regulatory proceedings the base rates which the Company may charge for electric and gas service in Pennsylvania. In addition, the PUC regulates various fuel and tax adjustment clauses applicable to customers' bills. The Company's wholesale electric rates are regulated by the FERC. The retail rates of COPCO are regulated by the Maryland Public Service Commission (MdPSC).

       The Company's last base-rate case, intended primarily to recover costs associated with Limerick Unit No. 2 and associated common facilities, was filed in 1989. As part of the base-rate case, the Company voluntarily excluded 400 MW of capacity from base rates. As part of the order dated April 19, 1990, the PUC concluded that the Company had an additional 399

   MW of near-term excess capacity for which the Company was denied a return on common equity. As a result, the Company has 799 MW of near-term excess capacity and associated energy which are available for off-system sales. For information concerning the Company's present arrangements for off-system sales, see "Electric Operations-General."

       On April 5, 1991, the PUC approved the settlement of all appeals arising from the Limerick Unit No. 2 rate case. The settlement allows the Company to retain for shareholders any proceeds above the average energy cost for sales of up to 399 MW of capacity and/or associated energy. Beginning on April 1, 1994, the settlement provides for the Company to share in the benefits which result from the operation of both Limerick Unit No. 1 and Unit No. 2 through the retention of 16.5% of the energy savings. Through 1994, the Company's potential benefit from the sale of up to 399 MW of capacity and/or associated energy and the retained Limerick energy savings is limited to $106 million per year, with any excess accruing to customers. Beginning in 1995, in addition to retaining the first $106 million, the Company will share in any excess above $106 million with the Company's share of the excess being 10% in 1995, 20% in 1996 and 30% in 1997 and thereafter. As a part of the settlement, the Company agreed not to file an electric base-rate increase before April 1994, except as allowed by the PUC or for emergency or single-issue rate filings to recover costs associated with new legislation or regulations.

       Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires the recognition of the expected costs of the benefits during the years employees render service, but not later than the date eligible for retirement, under the prescribed accrual method. For 1992 and prior, the Company recognized these costs on a pay-as-you-go basis. The Company is currently recovering in base rates the pay-as-you-go costs. The transition obligation resulting from the adoption of SFAS No. 106 was $505 million as of January 1, 1993, which represents the previously unrecognized accumulated non-pension post-retirement benefits obligation. The transition obligation is being amortized on a straight-line basis over an allowed 20-year period. The annual accrual for non-pension postretirement benefits costs (including amortization of the transition obligation) is $83 million. The Company's comparable pay-as-you-go costs for these benefits were $31 million in 1993. On September 11, 1992, the Company filed with the PUC a request for a 1.5% electric base-rate increase designed to recover the costs associated with the implementation of SFAS No. 106. On March 25, 1993, the PUC issued a policy statement for implementation of SFAS No. 106 which states that the PUC "intends to move all jurisdictional utilities to SFAS No. 106 accrual accounting for ratemaking purposes within approximately five years and to allow the recovery in base rates of all deferred amounts in approximately 20 years to the extent that costs are prudently incurred and examined in a base-rate proceeding prior to rate recognition."

       On September 2, 1993, the PUC issued an order denying the Company current recovery of SFAS No. 106 costs, stating that the settlement of all appeals arising from the PUC's 1990 Limerick Unit No. 2 order precluded the Company from seeking an increase in electric base rates for these costs before April 1, 1994. The September 2, 1993 order authorized the

   Company to defer the additional SFAS No. 106 expense as a regulatory asset in accordance with the PUC policy statement. On September 30, 1993, the Company filed with the Commonwealth Court of Pennsylvania (Commonwealth Court) a petition for review of the PUC's final order.

       The Company's future earnings will be adversely affected to the extent that the Company is not ultimately permitted to recover the additional non-pension postretirement benefits costs resulting from the adoption of SFAS No. 106 through the ratemaking process. While non-pension postretirement benefits costs traditionally have been reflected in rates on a pay-as-you-go basis, recovery of the deferred costs through the ratemaking process is not assured. For additional information concerning SFAS No. 106, see notes 2, 4 and 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1993.

       In accordance with a Declaratory Order of the PUC, the Company deferred approximately $91 million of operating and maintenance expenses, depreciation and accrued carrying charges on its capital investment in Limerick Unit No. 2 and 50% of Limerick common facilities during the period from January 8, 1990, the commercial operation date of Limerick Unit No. 2, until April 20, 1990, the effective date of the Limerick Unit No. 2 rate order. Recovery of such costs deferred pursuant to the Declaratory Order will be addressed by the PUC in a subsequent electric rate case, although such recovery is not assured. Disallowance by the PUC of all or part of these costs deferred pending regulatory approval would result in an immediate charge to expense.

       The Company and COPCO recover fuel and gas costs through base rates and various automatic adjustment clauses. Regulatory audits of the operation of the adjustment clauses are conducted to determine if refunds to or recoupments from customers are necessary as a result of over- or under-collections of fuel costs. In addition, the PUC may investigate outages of electric generating units which exceed 120 days to determine whether to deny the recovery of replacement power costs.

       For Pennsylvania electric retail customers, the Company's ECA provides for recovery of 100% of the difference between the Company's costs of fuel, energy interchange and purchased power and the costs billed to customers in base rates. On February 25, 1994, the Company filed its new ECA to become effective April 1, 1994. The ECA filing proposes a change from a credit value of 7.600 mills per kWh to a credit value of 5.647 mills per kWh, which represents an increase in annual revenue of approximately $64 million. The approval of the ECA is pending before the PUC. The ECA also incorporates a nuclear performance standard which allows for financial bonuses or penalties depending on whether the Company's system nuclear capacity factor exceeds or falls below a specified range. If the capacity factor is within the range of 60% to 70%, there is no bonus or penalty. If the capacity factor exceeds 70%, then progressive bonuses are allowed. If the capacity factor falls below 60%, then progressive penalties are imposed. The bonuses or penalties are based upon average system replacement energy costs. For the year ended December 31, 1993, the Company's system nuclear capacity factor was 78%, which entitled the Company to a bonus of approximately $10 million.

       On May 28, 1993, the Company filed Purchased Gas Cost (PGC) No. 10 rates for the period December 1, 1993 through November 30, 1994, which reflect a $0.97 per thousand cubic feet (mcf) increase in natural gas sales rates. On October 28, 1993, the PUC voted to approve the Joint Stipulation for Partial Settlement setting a $0.85 per mcf increase, which represents an increase in annual revenue of $49.9 million, and to exclude from the final PGC No. 10 rates $1.3 million relating to one issue involving an Office of Consumer Advocate (OCA) allegation that such amount represented excess peak-day capacity. On November 4, 1993, the Company and the OCA reached an agreement to defer the issue of recovery of the $1.3 million to the next PGC proceeding. The agreement is pending before the PUC.

       The Company is authorized under a general order of the PUC to add a State Tax Adjustment Surcharge to customers' bills to reflect the cost of increases or decreases in certain state taxes not recovered in base rates.

       On November 1, 1991, the FERC issued an order denying in part a waiver of certain fuel adjustment clause regulations which the Company had filed and directing refunds and a recalculation of fuel adjustment clause charges. These recalculations affect the fuel charges billed to COPCO, at the wholesale level, by the Company and its wholly owned subsidiary Susquehanna Electric Company (SECO). In 1992, the Company refunded $1.3 million to COPCO. On August 27, 1993, the Company received FERC approval of the amount refunded.

       On October 2, 1990, the PUC issued an order initiating an investigation into Demand-Side Management (DSM) by electric utilities. Generally, DSM programs involve utilities providing assistance or incentives to customers to encourage them to conserve energy and reduce peak demand. On December 1, 1993, the PUC issued an order establishing a special DSM cost-recovery mechanism for a five-year period. The order will permit surcharge recovery of DSM program costs and allow utilities to earn an incentive on kWh saved from DSM. The order will also permit utilities to defer "lost revenues," with interest, for eventual recovery in the next base-rate case. The OCA and the Pennsylvania Energy Office have filed Petitions for Reconsideration and Clarification of the PUC's order and a coalition of large industrial customers has filed an appeal with the Commonwealth Court arguing that the PUC's order violates Pennsylvania public utility laws. In accordance with the PUC's Declaratory Order, the Company filed its DSM program plan with the PUC on March 14, 1994.

       On September 14, 1993, the MdPSC instituted a proceeding to investigate the strategic electric acquisition practices and long-range electric supply planning of COPCO. The investigation is the result of an order by the MdPSC on January 27, 1992 in connection with COPCO's last base-rate case requiring that COPCO perform a study of its power supply alternatives. Currently, COPCO purchases all of its power from the Company and SECO, representing approximately 2% of the Company's annual revenues. On January 26, 1993, COPCO filed its study with the MdPSC. Following a review of the study by the MdPSC's Technical Staff and receipt of comments from other parties, the MdPSC concluded that the above-mentioned proceeding should be initiated to address several issues, including competitive bidding of COPCO's power supply. Hearings are scheduled to commence in September 1994.

       On October 6, 1993, the Company filed with the FERC a proposed change to the Tripartite Agreement under which the Company and SECO provide electricity at wholesale to COPCO. The filing proposes to add an exit fee for the recovery from COPCO of the stranded investment costs that the Company would incur if COPCO were to purchase all or part of its power supply needs from a source other than the Company. The exit fee is calculated using a formula, based in part on the Company's existing fixed charges to COPCO, installed generating capacity and current discount rate. On December 2, 1993, the FERC issued an order that accepted and suspended the Company's filing and set the matter for hearings, which are scheduled to commence in August 1994.

       On November 17, 1993, the Company filed with the FERC a transmission service tariff to make available its transmission system to enable third-party suppliers to sell power at wholesale to COPCO. On January 14, 1994, the FERC issued a deficiency letter requesting additional explanation of and support for the Company's filing. The Company's response is required to be filed by April 8, 1994.

   Construction

       The Company maintains a construction program designed to meet the projected requirements of its customers and to provide service reliability, including the timely replacement of existing facilities. The Company's current construction program includes no new generating facilities. During the five years 1989-93, gross property additions (excluding capital leases) amounted to $3.0 billion and retirements amounted to $227 million, resulting in a net increase of approximately 23% in the Company's utility plant. Investment for new plant and equipment in 1993 amounted to $575 million. At December 31, 1993, construction work in progress, excluding nuclear fuel, aggregated $381 million.

       The following table shows the Company's most recent estimates of capital expenditures for plant additions and improvements for 1994 and for 1995-97. These estimates do not include capital expenditures which may be required for the possible installation of cooling towers at Salem (see "Environmental Regulations-Water").

                                                       (Millions of Dollars)
                                                       ---------------------
                                                        1994        1995-97
                                                        -------------------
   Electric:
       Production..................................     $222        $  527
       Nuclear fuel................................       62           216
       Transmission and distribution ..............      157           450
       Other electric .............................        5             9
                                                        ------------------
           Total Electric..........................      446         1,202
   Gas ............................................       58           174
   Other ..........................................       71           102
                                                        ------------------
           Total...................................     $575        $1,478
                                                        ==================


   Nuclear fuel requirements exclude the Company's share of the requirements for Peach Bottom and Salem which are provided by an independent fuel company under a capital lease. See note 14 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1993.

   Capital Requirements and Financing Activities

       The following table shows the Company's most recent estimates of capital requirements for 1994 and for 1995-97.

                                                        (Millions of Dollars)
                                                        ---------------------
                                                          1994      1995-97
                                                          -----------------
   Construction........................................   $575      $1,478
   Long-term debt maturities and sinking funds (1).....    252         162
                                                          ----------------
           Total Capital Requirements..................   $827      $1,640
                                                          ================

   ----------
   (1) Does not include $692 million of term loans that are expected to be replaced or extended prior to maturity.

       The Company expects to meet substantially all of its capital requirements for 1994 and for 1995-97 with internally generated funds. The estimates of capital requirements do not include any amounts for refundings of higher-dividend preferred stock or higher-interest debt, which refundings are dependent on future market conditions and internal cash generation.

       In 1993, the Company's financing activities consisted of:

                                                         (Millions of Dollars)
                                                         ---------------------
   First and Refunding Mortgage Bonds:
       6-5/8% due 2003.........................................$  250.0
       7-3/4% due 2023.........................................   100.0
       6-1/2% due 2003.........................................   200.0
       7-3/4% due 2023.........................................   250.0
       5-3/8% due 1998.........................................   225.0
       6-3/8% due 2005.........................................    75.0
       7-1/8% due 2023.........................................   200.0
       7-1/4% due 2024.........................................   225.0
       5-5/8% due 2001.........................................   250.0
   Pollution Control Bonds:
       Floating Rate due 2012(1)...............................   154.2
       Floating Rate due 2016..................................    42.6
       Floating Rate due 2025 .................................    23.0
   Preferred Stock:
       $7.48 Cumulative Preferred Stock .......................    50.0
       $6.12 Cumulative Preferred Stock........................    92.7
                                                              ---------
           Total...............................................$2,137.5
                                                              =========


   ----------
   (1) Secured by First and Refunding Mortgage Bonds.

       During 1993, $2.1 billion of long-term debt and preferred stock were sold to replace debt and preferred stock carrying significantly higher rates of interest and dividends. Also during 1993, the Company utilized internally generated cash to repay $154 million of debt and to redeem $45 million of preferred stock.

       Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements in accordance with the prescribed system of accounts. The coverage under the earnings test of the Mortgage for the 12 months ended December 31, 1993 was 4.20 times. Earnings coverages under the Mortgage for the calendar years 1992 and 1991 were 3.31 and 3.93 times, respectively. At December 31, 1993, the most restrictive issuance test of the Mortgage related to available property additions. At December 31, 1993, the Company had at least $918 million of available property additions against which $551 million of mortgage bonds could have been issued. In addition, at December 31, 1993, the Company was entitled to issue approximately $3.2 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

       Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least
   1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. Coverage under this earnings test of the Articles for the 12 months ended December 31, 1993 was 2.47 times. Earnings coverage under the Articles for the calendar years 1992 and 1991 was 2.00 and 1.95 times, respectively.

       The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                       1989    1990(1)    1991    1992    1993
                                                       ---------------------------------------
   Ratio of Earnings to Fixed Charges..............    2.08     1.31      2.55    2.43    3.15
   Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends ....................    1.77     1.04      2.14    2.06    2.67

   ----------
   (1) Reflects one-time charges against income associated with various disallowances made by the PUC in the electric rate case for Limerick Unit No. 2 and the Company's 1990 Early Retirement Plan and a one-time after-tax addition to income associated with the cumulative effect of an accounting change for unbilled operating revenues.

   For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases.

       At December 31, 1993, the Company had a total of $589 million outstanding under unsecured loan agreements with banks with maturities ranging from 1994 to 1997. Most of the Company's unsecured debt agreements contain cross-default provisions to the Company's other debt obligations.

       At December 31, 1993, the Company and its subsidiaries had formal and informal lines of credit with banks aggregating $351 million against which $119 million of short-term debt was outstanding. The Company does not have formal compensating balance arrangements with these banks. The Company has a $150 million commercial paper program, and at December 31, 1993, there was no commercial paper outstanding.

   Employee Matters

       The Company and its subsidiaries had 9,391 employees at December 31, 1993.

       On June 10 and 11, 1993, the National Labor Relations Board (NLRB) conducted a certification election in which certain non-management employees had the opportunity to choose to be represented by the International Brotherhood of Electrical Workers (IBEW), the Independent Group Association (IGA) or to continue not to be represented by a union. On June 12, 1993, the NLRB announced that the Company employees voted to continue to not be represented by a union. Of the 6,400 employees eligible to vote, 95.5% cast ballots. Employees cast 3,530 votes for "no union"; 1,260 votes for the IBEW; and 719 votes for the IGA. On June 23, 1993, the NLRB certified the results of the balloting.

   Environmental Regulations

       Environmental controls at the federal, state, regional and local levels have a substantial impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls. In addition to the matters discussed below, see "Electric Operations-General" and "Electric Operations-Limerick Generating Station."

       An environmental issue with respect to construction and operation of electric transmission and distribution lines and other facilities is whether exposure to electric and magnetic fields (EMF) causes adverse human health effects. A large number of scientific studies have examined this question and certain studies have indicated an association between exposure to EMF and adverse health effects, including certain types of cancer. However, the scientific community still has not reached a consensus on the issue. Additional research intended to provide a better understanding of EMF is continuing. The Company supports further research in this area and is funding, monitoring and participating in such studies. The Company cannot predict at this time what effect, if any, this matter will have on future operations.

   Water

       The Company has received NPDES permits as required under federal and state laws for the discharge of effluents from its generating stations. These permits must be renewed periodically and, as necessary, the Company has filed applications for renewal.

       In 1991, the Company completed the modification of the cooling water intake screens at Eddystone Units No. 1 and No. 2 to satisfy the requirements of the PDER and the EPA. At the request of the PDER and the Pennsylvania Fish Commission, the Company extended the fish impingement study concerning Eddystone Units No. 3 and No. 4 intake screens until November 1992 to determine whether any additional requirements were necessary to comply with federal water pollution standards. In April 1993, the final report on the impingement study was submitted to the PDER. The final report concluded that no further actions were required concerning Eddystone Units No. 3 and No. 4.

       The Company has been informed by PSE&G that, on October 3, 1990, the New Jersey Department of Environmental Protection (now the New Jersey Department of Environmental Protection and Energy (NJDEPE)) issued a draft New Jersey discharge to surface water permit for Salem Units No. 1 and No.
   2. The draft permit incorporated numerous new and more stringent terms and conditions than the existing water discharge permit for Salem, including the immediate shutdown of both Salem units pending retrofitting with cooling towers. In response to the 1990 draft permit, PSE&G submitted extensive written comments to the NJDEPE regarding the ecological effects of Salem's operations, and the nature, scope, and costs of retrofitting Salem with cooling towers. The estimated cost of cooling towers, including the cost of replacement power during the construction periods, based on natural draft and forced draft technologies, ranges from $720 million to $2 billion of which the Company's share would be 42.59%. PSE&G's comments demonstrated that Salem was not having and would not have an adverse environmental impact and that the construction of cooling towers would be an inappropriate solution. To resolve the NJDEPE's concerns, PSE&G also developed and submitted a supplement to the permit renewal application setting forth alternative measures to the installation of cooling towers that would protect aquatic life in the Delaware Estuary and provide broad-ranging ecological benefits. PSE&G proposed intake screen modifications to reduce fish losses, a study of deterrent systems to divert fish from the intake and a limit on intake flow of 3.024 billion gallons per day. In addition, PSE&G proposed conservation measures, including the restoration of up to 10,000 acres of degraded wetlands and the installation of fish ladders to allow fish to reach upstream spawning areas. Finally, PSE&G proposed a comprehensive biological monitoring program to expand existing knowledge of the Delaware Estuary and to monitor station impacts. In June 1993, the NJDEPE issued a revised draft permit for Salem which contained the alternative measures proposed by PSE&G with certain modifications. The public comment period on the revised draft permit closed January 15, 1994. The NJDEPE has received a significant number of comments on the draft permit from a wide variety of interests. These comments include a number of suggestions to the NJDEPE for changes in permit terms. In addition, the comments to the NJDEPE include a variety of claims as to alleged legal defects in the draft permit, including failure to comply with applicable standards under the Clean Water Act, failure to assure consistency with applicable Coastal Zone Management Plans, failure to comply with requirements of the Delaware River Basin Commission, and failure to comply with procedural requirements of New Jersey and federal law. On January 15, 1994, PSE&G filed extensive comments with the NJDEPE to respond to comments opposing the issuance of the final permit with terms materially different than those found in the draft permit. The NJDEPE has stated that it intends to issue a final permit in the second quarter of 1994, but no assurances can be given as to when or in what manner the NJDEPE will act on the issuance of a final permit. The EPA has authority to veto the issuance of a final permit by the NJDEPE. Action by the EPA cannot be predicted. Certain environmental groups have also petitioned the EPA to veto any final permit that does not require cooling towers and to withdraw the NJDEPE's permitting authority under the Clean Water Act. If a final permit embodying the alternative measures is issued, additional permits from various agencies will be required for implementation. No assurance can be given as to the issuance of such permits. The estimated costs of compliance with the revised draft permit is approximately $75 million of which the Company's share would be 42.59% or $32 million.

   Air

       Air quality regulations promulgated by the PDER and the City of Philadelphia in accordance with the federal Clean Air Act impose restrictions on emission of particulates, sulfur dioxide (SO2) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by the Company and must be renewed periodically. Under the Clean Air Act Amendments of 1990 (Amendments) new permits will have to be obtained.

       The Amendments establish a comprehensive and complex national program to substantially reduce air pollution over the next decades. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and nitrogen oxides (NOx) from electric power plants. A flue-gas desulfurization system (scrubbers) is being installed at Conemaugh to reduce SO2 emissions to meet the 1995 Phase I requirements. The Company's share of the capital costs to construct the scrubbers and make other related improvements at Conemaugh are estimated to be $78 million. Keystone is not covered by the Phase I SO2 and NOx limits of the Amendments. Capital expenditures in amounts similar to those required for Conemaugh, however, may also be necessary for Keystone to meet, by January 1, 2000, the Phase II SO2 and NOx limits.

       The Company's service-area, coal-fired generating units at Eddystone and Cromby are equipped with scrubbers and their emissions meet the SO2 limits of both Phase I and Phase II of the Amendments. The Company, however, will be required to comply with the NOx emission limitations of the Amendments by May 31, 1995 for these units, all of which are in an ozone nonattainment area. The Company estimates that installing low-NOx burners, which is one of the possible technologies and lowest in cost, on all of its oil and gas sources would require a capital expenditure of $21 million. The cost of compliance could be less if the Company is not required to make modifications to all of its units or implements a system which permits credits or averaging among sources. If, however, further technological improvements are required, the cost of compliance could be substantially higher. As a result of its prior investments in scrubbers for Eddystone and Cromby and its investment in nuclear generating capacity, the Company believes that compliance with the Amendments will have less impact on the Company's electric rates than on the rates of other Pennsylvania utilities which are more dependent on coal-fired generation.

       Many other provisions of the Amendments will affect the Company's business. The Amendments establish stringent new control measures for areas which are designated as not meeting national ambient air quality standards; establish limits on the purchase and operation of motor vehicles and require increased use of alternative fuels; provide for stringent controls on emissions of toxic air pollutants and the possible future designation of some utility emissions as toxic; establish new permit and monitoring requirements for sources of air emissions; and provide for significantly increased enforcement power, and civil and criminal penalties.

   Solid and Hazardous Waste

       The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (collectively CERCLA) authorize the EPA to cause "potentially responsible parties" (PRPs) to conduct (or for the EPA to conduct at the PRPs' expense) remedial action at waste disposal sites that pose a hazard to human health or the environment. Parties contributing hazardous substances to a site or owning or operating a site typically are viewed as jointly and severally liable for conducting or paying for remediation and for reimbursing the government for related costs incurred. PRPs may agree to allocate liability among themselves, or a court may perform that allocation according to equitable factors deemed appropriate.

       By notice issued in November 1986, the EPA notified over 800 entities, including the Company, that they may be PRPs under CERCLA with respect to releases of radioactive and/or toxic substances from the Maxey Flats disposal site, a low-level radioactive waste disposal site near Moorehead, Kentucky, where certain of the Company's wastes were deposited. Approximately 90 PRPs, including the Company, formed a steering committee and entered into an administrative consent order with the EPA to conduct a remedial investigation and feasibility study (RI/FS), which was substantially revised based on the EPA comments. In September 1991, following public review and comments, the EPA issued a Record of Decision in which it selected a natural stabilization remedy for the Maxey Flats disposal site. The steering committee has preliminarily estimated that implementing the EPA proposed remedy at the Maxey Flats site would cost $60- $70 million in 1993 dollars. Negotiations are continuing between the EPA and the steering committee to determine the role of the steering committee in implementing the selected remedy and the share of any costs which will be allocated to the PRPs represented by the steering committee. On March 17, 1993, the private PRPs, together with several federal PRPs, and the Commonwealth of Kentucky made offers to the EPA to perform and fund a portion of the remedial activities at the site. In a letter dated September 2, 1993, the EPA notified the federal and private PRPs and the Commonwealth of Kentucky that their respective offers to perform and fund a portion of the remedial activities at the site form the basis of further negotiations for implementing the remedial plan and such negotiations have commenced. The Company cannot predict what cost it may incur as part of the cleanup of the site. The Company's share of the cost of the RI/FS (estimated to be $4.5 million net of contributions by the Department of Defense and the DOE) will be based on its percentage of waste deposited at the site, which is presently estimated by the steering committee to be 1.07%.

       By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and/or miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site), during the period 1970-72. Several of the PRPs, including the Company, have formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agree to perform the RI/FS as described in the work plan issued with the Consent Order. The remedial investigation is currently proceeding at the site in accordance with the work plan approved under the Consent Order. During the course of the site investigation, it became necessary to perform additional sampling and analytical work and to modify the scope of the work to address concerns raised by the EPA and its contractors and to properly characterize the site. Due to these changes, it is currently estimated that the technical, administrative and legal costs necessary for investigation of the site and preparation of the RI/FS may total between $4 and $5 million and the schedule for the RI/FS will be extended. The Company's share of such costs will be approximately 30%.

       The EPA has notified the Company that it is a PRP for part of the cleanup costs at a site (Berks Associates/Douglassville site) where wastes generated by the Company may have been deposited by others and has requested extensive information on the characteristics of the material sent to the site and the processes which generated the material. In August 1991, the EPA filed suit in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. It is estimated that the cleanup of this portion of the site will cost approximately $2 million. Although the Company was not named as a respondent in the Administrative Order issued by the EPA, it joined a group of the named respondents and several other PRPs who were not named as respondents, and contributed money to the group to conduct the cleanup activities required by the Administrative Order. On September 29, 1992, the Company, along with 169 other parties, was served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. On June 30, 1993, the EPA issued a further Administrative Order which directed certain defendants to implement a remedial plan which calls for incineration of large quantities of contaminated soil from part of the site at an estimated cost of $40-60 million. The PRP group, including both named and additional defendants, are negotiating with the EPA to consider an alternative remedy for the site which could be implemented at substantially less cost than the remedy selected by the EPA. The EPA has deferred the effectiveness of its June 30 Administrative Order while settlement negotiations are continuing. On October 27, 1993, the PDER filed a motion to intervene as a plaintiff in the Eastern District Court suit claiming investigative and remedial cost reimbursement and natural resource damages. The motion is pending before the Eastern District Court.

       The Company has been notified by groups of PRPs at two sites (the Spectron site and the Metro Container site) that the Company has been identified as having sent hazardous substances to these sites. The Company has been requested by these PRPs to contribute to the costs of certain removal activities undertaken by the PRPs pursuant to consent orders issued by the EPA. The Company has contributed to the removal costs at one site. The amount of the Company's contribution, if any, to the other site has not yet been determined. The EPA has not yet determined if further cleanup activities will be required at these two sites.

       In April 1990, the Company received a notice from the NJDEPE which alleges that the Company is potentially liable for certain cleanup costs at the Gloucester Environmental Management Services, Inc. (GEMS) site located in New Jersey because wastes generated by the Company are alleged to have been deposited at the site by a third party. The Company has also been added as a defendant in a suit commenced by the NJDEPE several years ago, which now names several hundred defendants, and which relates to the GEMS site. The Company has joined a pre-existing group of PRPs which is dealing with the NJDEPE on these matters.

       On October 16, 1989, the EPA and the NJDEPE commenced a civil action in the New Jersey District Court against 26 defendants, not including the Company, alleging the right to collect past and future response costs for cleanup of the Helen Kramer landfill located in New Jersey. In October 1991, the direct defendants joined the Company and over 100 other parties as third-party defendants. The third-party complaint alleges that the Company generated materials containing hazardous substances that were transported to and disposed at the landfill by a third party.

       In July 1992, the Company received a notice from a group of PRPs performing remediation at the Blosenski Landfill Superfund Site that the group considers the Company to be a PRP. The PRP group requested the Company to join the existing PRP group or face legal action by the group to compel the Company to contribute to past and future clean-up costs. The Company investigated its involvement with this site and has been unable to identify a basis for concluding that the Company is liable for remediation costs at this site. Consequently, the Company has notified the PRP group that it does not, at this time, intend to join the Blosenski PRP group. The Blosenski PRP group served the Company with a subpoena seeking certain information from the Company concerning its involvement with this site. The Company responded to some of the requests and has objected to others.

       In November 1992, the Company received a subpoena from the non-government parties (party participants) in a consolidated action relating to the Bridgeport Rental and Oil Services Superfund (BROS) site requesting information on various haulers. The party participants have information which they believe connects the Company to the site. At the invitation of the party participants, the Company is participating in a "voluntary, informal, non-litigated settlement/mediation process." In April 1993, the Company received a Request for Information from the EPA regarding potential use of the BROS site. On May 27, 1993, the Company filed its response with the EPA. The voluntary participants are presently engaged in a mediation process with the governmental parties.

       In March 1994, the Company received a notice from the EPA that it may be a di minimus PRP with respect to hazardous substances deposited by a third party at a site (Jack's Creek/Sitkin Smelting Facility) located in Mifflin County, Pennsylvania. Currently, the EPA has identified over 590 entities that may be PRPs with respect to this site. The Company is investigating its involvement with this site.

       On March 3, 1989, the Company received a Notice of Violation from the PDER for soil contamination at one of the Company's maintenance facilities. The Company suspects that the contamination was caused by leakage of transformer dielectric fluid. The PDER required the Company to initiate sampling to determine the scope of the contamination. The Company conducted sampling and ground water monitoring and submitted the results to the PDER on November 18, 1991. The Company has identified the presence of oil and polychlorinated byphenols (PCBs) at the site. On February 19, 1993, the Company submitted to the PDER a revised remedial clean-up strategy. On March 9, 1993, the PDER accepted the Company's revised remedial clean-up strategy. The Company is implementing the remedial clean-up strategy accepted by the PDER, which is expected to cost approximately $2 million over a period of 3 to 5 years.

       In addition, an evaluation of all Company sites for potential environmental clean-up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations at certain of these sites to define the nature and extent of the contamination, to determine the necessity of remediation and to identify possible remediation alternatives. The Company has also responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to the possible deposit of Company waste materials at various disposal, processing and other sites.

       In addition, the Company is in the process of complying with the Resource Conservation and Recovery Act (RCRA) which governs treatment, storage and disposal of solid and hazardous wastes.

       On February 22, 1993, the Company received a draft Corrective Action Order from the EPA under RCRA. The draft order requires the Company to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary, for a site located along the Delaware River in Chester, Pennsylvania, which had previously been leased to Chem Clear, Inc. Chem Clear operated an industrial waste water pretreatment facility on the site. On June 4, 1993, the Company executed a final Corrective Action Order in which the Company agreed to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary. The Company estimates that compliance with the Corrective Action Order will cost $2 million over a period of five years. Until completion of the required investigation, the Company is unable to predict the nature and cost of any potential corrective action.

   Costs

       The Company's budget for capital requirements for 1994 and its most recent estimate of capital requirements for 1995-97 for compliance with environmental requirements total $68 million. This estimate does not include amounts that the Company may be required to spend for its share of any cooling towers that may be required at Salem or for its share of scrubbers or other systems at Keystone to comply with the Amendments. In addition, the Company may be required to make significant additional expenditures not presently determinable.

       At December 31, 1993, the Company had accrued $17 million for various investigation and remediation costs that can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others.

       The Company will ultimately seek to recover through the ratemaking process all capital costs and any increased operating costs, including those associated with environmental compliance and remediation, although such recovery is not assured.

   Competition

       The Company generally has the right through franchises to provide electric or gas service to the public within its service areas. The Company is required by federal and state law to purchase electricity generated by qualifying facilities (such as cogenerators and small power producers). Certain businesses within the Company's service territory also generate all or a portion of their own electrical requirements.

       The electric utility industry, in particular power generation to serve the needs of large users such as municipal customers and for off-system sales, has become increasingly competitive. Companies that are able to provide energy at a lower cost are likely to benefit from this competition. Competitors include cogenerators, independent power producers and other utilities. Nonutility generation has resulted, and in the future could result, in the loss of revenues from industrial customers. These factors will continue to challenge the Company to maintain current revenue levels.

       The Energy Act is designed, among other things, to promote competition among utility and non-utility generators by amending the 1935 Act to exempt a new class of independent power producers (exempt wholesale generators) which are not subject to regulation under the 1935 Act. The Energy Act also amends the Federal Power Act to allow the FERC to order wholesale wheeling to provide utilities and non-utility generators with access to utility transmission facilities. The provisions direct the FERC to set prices for wheeling to allow utilities to recover all legitimate verifiable and economic costs for providing wheeling services, including the cost of expanding their transmission facilities to accommodate required transmission access. The costs are to be recovered from the company whose electricity is being wheeled rather than from the utilities' native-load retail customers. In addition, the Energy Act restricts the FERC's ability to order wheeling if it would not be in the public interest or would impair the ability of a utility to provide reliable power to its existing customers. Although the FERC is prohibited under the Energy Act from ordering retail wheeling, the prohibition does not extend to state utility commissions. Retail wheeling would challenge the Company to assure that it continues to be the provider of service to its large commercial and industrial customers and that it positions itself to take advantage of opportunities to expand its customer base by marketing its reliable power sources.

       The Company is currently involved in proceedings before the MdPSC and the FERC concerning the continued purchase by COPCO of all of its power from the Company. See "Rate Matters" for a discussion of the MdPSC and the FERC proceedings.

       In September 1993, the Board of Directors of the Company approved a plan to reorganize the Company's operations to better enable it to meet the challenges of a competitive environment. The Company's operations will be divided into five strategic business units by January 1, 1995. The business units will be Consumer Energy Services Group, Bulk Power Enterprises Group, Power Generation Group, Nuclear Generation Group, and Gas Services Group. The plan calls for each business unit to eventually operate as an individual profit center, separate from the other business units.

       In October, in response to its perception of business risk created by intensifying competition within the electric utility industry, the Standard & Poor's (S&P) rating agency tightened the financial ratio benchmarks it uses to rate electric utility company debt. This action has affected a significant portion of the investor-owned electric utility industry. Although the Company's current debt ratings have been affirmed by S&P, the Company's outlook, along with 47 other electric utilities, has been changed from "stable" to "negative." The Company and 21 other electric utilities have had their business positions categorized as "below average." S&P determined the Company's business position to be "below average" because it is considered to be a high-cost producer of electricity with a high dependency on its nuclear generation. Also, the perceived outlook for the economy of the Company's service territory and the Northeast in general contributed to this characterization.

       Moody's Investors Services (Moody's) has also announced that the changing electric utility business environment could, over the next three to five years, lead to bond rating downgrades. Moody's also believes that business risk in the electric utility industry is rising due to deregulation and the resulting competition.

       The Company's gas business experiences competition from suppliers of other energy sources, primarily fuel oil and electricity. The Company's interruptible gas rates provide "flexible" pricing which allows for monthly rate changes to match the pricing of competing fuel sources, provided that the rates remain within a PUC-approved range.

   Executive Officers of the Registrant

                                  Age at                                                            Effective Date of Election
   Name                        Dec. 31, 1993                        Position                           to Present Position
   ---------------------------------------------------------------------------------------------------------------------------
   J. F. Paquette, Jr......         59          Chairman and Chief Executive Officer                April 16, 1990
   C. A. McNeill, Jr. .....         54          President and Chief Operating Officer               April 16, 1990
   W. L. Bardeen...........         55          Senior Vice President and Group                     March 1, 1994
                                                 Executive - Consumer Energy
                                                 Services Group
   J. W. Durham............         56          Senior Vice President and General Counsel           October 24, 1988
   W. J. Kaschub...........         51          Senior Vice President-Human Resources               June 10, 1991
   G. S. King..............         53          Senior Vice President-Corporate and                 October 1, 1992
                                                 Public Affairs
   K. G. Lawrence..........         46          Senior Vice President-Finance and Chief             March 1, 1994
                                                 Financial Officer
   J. M. Madara, Jr........         50          Senior Vice President and Group                     March 1, 1994
                                                 Executive - Power Generation Group
   D. M. Smith.............         60          Senior Vice President - Nuclear Generation          March 1, 1994
                                                 Group and Chief Nuclear Officer
   A. J. Weigand...........         55          Senior Vice President and Group                     March 1, 1994
                                                 Executive - Bulk Power Enterprises
   G. S. Cucchi............         44          Vice President - Planning and                       March 1, 1994
                                                 Performance
   D. R. Helwig............         42          Vice President-Limerick Generating                  July 20, 1992
                                                 Station
   T. P. Hill, Jr..........         45          Vice President and Controller                       January 1, 1991
   K. C. Holland...........         41          Vice President - Information Systems                March 21, 1994
   R. B. Horne.............         59          Vice President - Chester County Division            March 1, 1994
   A. G. Mikalauskas.......         57          Vice President -Transmission and                    March 1, 1994
                                                 Distribution Services
   G. C. Miller............         49          Vice President - Philadelphia, North                March 1, 1994
                                                 Division
   G. R. Rainey............         44          Vice President-Peach Bottom Atomic                  November 24, 1993
                                                 Power Station
   M. T. Riley, Jr.........         56          Vice President - Philadelphia, South                March 1, 1994
                                                 Division
   M. W. Rimerman..........         64          Vice President-Finance and Treasurer                November 26, 1990
   C. C. Rogala............         47          Vice President - Delaware County                    March 1, 1994
                                                 Division
   W. H. Smith, III........         45          Vice President-Planning and Performance             May 1, 1992
   A. J. Solecki...........         53          Vice President-Support Services                     March 1, 1993
   T. C. Stapleford........         56          Vice President - Montgomery County                  March 1, 1994
                                                 Division
   W. J. Williams..........         52          Vice President- Bucks County Division               March 1, 1994
   L. S. Binder............         56          Secretary                                           July 1, 1978

       The present term of office of each of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual election of Directors (scheduled to be held April 13, 1994).

       Prior to his election to his current position with the Company, Mr. Paquette was Chairman, President and Chief Executive Officer of the Company.

       Prior to his election to his current position with the Company, Mr. McNeill was Executive Vice President-Nuclear of the Company.

       Prior to his election to his current poistion with the Company, Mr. Bardeen was Senior Vice President - Finance and Chief Financial Officer. Prior to joining the Company in February 1992, Mr. Bardeen was Vice President-Finance and Controller for Bell Atlantic Corporation.

       Prior to joining the Company in June 1991, Mr. Kaschub was Vice President of Human Resources with GTE North Incorporated.

       Prior to joining the Company in October 1992, Mrs. King served as Commissioner of the United States Social Security Administration since August 1989. From March 1988 to August 1989, Mrs. King was Executive Vice President of Gogal & Associates, a Washington D.C. consulting firm.

       Prior to his election to his current position with the Company, Mr. Lawrence was Vice President-Gas Operations and Vice President-Commercial Operations.

       Prior to his election to his current position with the Company, Mr. Madara was Vice President-Production, Assistant Manager-Mechanical Engineering and General Manager-Nuclear Quality Assurance.

       Prior to his election to his current position with the Company, Mr. D.
   M. Smith was Senior Vice President-Nuclear and Vice President-Peach Bottom Atomic Power Station.

       Prior to his election to his current position with the Company, Mr. Weigand was Vice President-Transmission and Distribution Systems and Vice President-Engineering and Production.

       Prior to joining the Company in March 1994, Mrs. Holland was Director of Technology Services and Director of Business Systems and Operations at SmithKline Beecham, Inc.

       Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1989: Mr. Cucchi was Director of System Planning and Performance, Manager of System Planning and Performance and Supervising Engineer of System Planning and Performance; Mr. Helwig was Vice President-Nuclear Engineering and Services, Vice President-Nuclear Services, Assistant to the Executive Vice President-Nuclear, and General Manager of Nuclear Quality Assurance; Mr. Hill was Controller and Manager of Rates; Mr. Horne was Division Manager - Chester County and General Manager - Chester County; Mr. Mikalauskas was Vice President - Customer and Marketing Services, Vice President-Commercial Operations and Vice President-Electric

   Transmission and Distribution; Mr. Miller was Division Superintendent - Transmisison and Distribution, Manager - Transmission and Distribution Services, and General Manager - Philadelphia, North Division; Mr. Rainey was Vice President-Nuclear Services, Plant Manager-Eddystone Generating Station and Maintenance Superintendent-Peach Bottom; Mr. Riley was General Manager - Philadelphia, South Division, Station Manager - Cromby Generating Station, and Assistant Station Superintendent - Eddystone Generating Station; Mr. Rimerman was Vice President-Finance and Accounting and Vice President-Finance; Mr. Rogala was General Manager - Delaware
   County Division and Manager - Customer Service Accounts; Mr. W. H. Smith, III was Manager-Corporate Strategy and Performance, General Manager-Human Resources, Director-Organization Change Task Force, Manager-Purchasing;
   Mr. Solecki was Vice President-Information Systems and General Services; Mr. Stapleford was General Manager - Montgomery County Division and
   Manager - Purchasing; and Mr. Williams was Division Manager - Bucks
   County, Manager Transmission, and Distribution Operations and Electric Superintendent.

       There are no family relationships among directors or executive officers of the Company.

   ITEM 2. PROPERTIES

       The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

       The following table sets forth the Company's net electric generating capacity by station at December 31, 1993:

                                                                                       Net Generating       Estimated
                                                                                        Capacity (1)        Retirement
                     Station                                   Location                 (Kilowatts)            Year
   -------------------------------------------------------------------------------------------------------------------
   Nuclear
     Limerick..................................    Limerick Twp., PA...............      2,110,000          2024, 2029
     Peach Bottom..............................    Peach Bottom Twp., PA...........        886,000(2)          2014
     Salem.....................................    Hancock's Bridge, NJ............        942,000(2)       2016, 2020
   Hydro
     Conowingo.................................    Harford Co., MD.................        470,000             2014
   Pumped Storage
    Muddy Run..................................    Lancaster Co., PA...............        880,000             2014
   Fossil (Steam Turbines)
     Cromby....................................    Phoenixville, PA................        345,000             2004
     Delaware..................................    Philadelphia, PA................        250,000             (3)
     Eddystone.................................    Eddystone, PA...................      1,306,000       2009, 2010, 2011
     Schuylkill................................    Philadelphia, PA................        166,000             (3)
     Conemaugh.................................    New Florence, PA................        352,000(2)       2005, 2006
     Keystone..................................    Shelocta, PA....................        357,000(2)       2002, 2003
   Fossil (Gas Turbines)
     Chester...................................    Chester, PA.....................         39,000             (3)
     Croydon...................................    Bristol Twp., PA................        369,000             (3)
     Delaware..................................    Philadelphia, PA................         54,000             (3)
     Eddystone.................................    Eddystone, PA...................         56,000             (3)
     Falls.....................................    Falls Twp., PA..................         45,000             (3)
     Moser.....................................    Lower Pottsgrove Twp., PA.......         45,000             (3)
     Richmond..................................    Philadelphia, PA................         96,000             (3)
     Schuylkill................................    Philadelphia, PA................         28,000             (3)
     Southwark.................................    Philadelphia, PA................         52,000             (3)
     Salem.....................................    Hancock's Bridge, NJ............         16,000(2)          1996
   Fossil (Internal Combustion)
     Cromby....................................    Phoenixville, PA................          2,750             (3)
     Delaware..................................    Philadelphia, PA................          2,750             (3)
     Schuylkill................................    Philadelphia, PA................          2,800             (3)
     Keystone..................................    Shelocta, PA....................          2,300(2)          2003
     Conemaugh.................................    New Florence, PA................          2,300(2)          2006
                                                                                         ---------
       Total.......................................................................      8,876,900
                                                                                         =========

   ----------
   (1) Summer rating.
   (2) Company portion.
   (3) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these plants beyond 1994.

       The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1993:

   Voltage in Kilovolts (Kv)                                  Conductor Miles
   --------------------------------------------------------------------------
   Transmission:
       500 Kv..................................................      844
       220 Kv .................................................    1,583
       132 Kv .................................................      417
        66 Kv..................................................      441
        33 Kv and below........................................       38
   Distribution:
       220 Kv..................................................      109
       132 Kv..................................................       55
        66 Kv..................................................      150
        33 Kv and below........................................   51,958

       At December 31, 1993, the Company's principal electric distribution system included 12,294 pole-line miles of overhead lines and 19,595 cable miles of underground cables.

       The Company has undertaken a 10-year program to implement a 34 Kv distribution system for a large portion of outlying suburban areas. These areas are now primarily served by a combination of 4 Kv distribution circuits, which are being phased out, and direct connections to 34 Kv subtransmission lines, which are being converted to 34 Kv distribution circuits. The new system is designed to improve the Company's ability to meet the growing load requirements of suburban areas, improve system reliability and reduce service interruptions.

       The following table sets forth the Company's gas pipeline miles at December 31, 1993:

                                                               Pipeline Miles
                                                               --------------
   Transmission................................................       35
   Distribution................................................    5,285
   Service Piping..............................................    4,448
                                                                   -----
       Total...................................................    9,768
                                                                   =====


       The Company has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 mcf and a sendout capacity of 200,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 30,000 mcf/day. In addition, the Company owns 19 natural gas city gate stations at various locations throughout its gas service territory.

       The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to note 14 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1993.

       The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $35 million for property losses incurred at any plant insured by the insurance companies (see
   "ITEM 1. BUSINESS-Electric Operations"). The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition.

   ITEM 3. LEGAL PROCEEDINGS

       On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the Eastern District Court on behalf of approximately 141 persons who retired from the Company between January and April 1990. The lawsuit, filed under the Employee Retirement Income Security Act (ERISA), alleges that the Company fraudulently and/or negligently misrepresented or concealed facts concerning the Company's 1990 Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits. On June 6, 1991, the plaintiffs filed amended complaints adding additional plaintiffs. The lawsuit names the Company, the Company's Service Annuity Plan (SAP) and two Company officers as defendants. The plaintiffs seek approximately $20 million in damages representing, among other things, increased pension benefits and nine months' salary pursuant to the terms of the Early Retirement Plan, as well as punitive damages. On July 29, 1992, the Eastern District Court granted the Company's motion for summary judgment and entered judgment in favor of the Company. On May 26, 1993, the Appeals Court reversed the grant of summary judgment and remanded the case to the Eastern District Court. On October 18, 1993, the Company filed a petition for a writ of certiorari to the United States Supreme Court, asking the Court to hear the case, which petition was denied. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.

       On May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company from January through June 1987. The lawsuit was filed under ERISA and concerns the August 1, 1987 amendment to the SAP. The plaintiffs claim that the Company concealed or misrepresented the fact that the amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits. The complaint does not specify any dollar amount of damages. On July 29, 1992, the Eastern District Court granted the Company's motion for summary judgment and entered judgment in favor of the Company. On May 26, 1993, the Appeals Court reversed the grant of summary judgment and remanded the case to the Eastern District Court. On October 18, 1993, the Company filed a petition for a writ of certiorari to the United States Supreme Court, asking the Court to hear the case, which petition was denied. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.

       On May 25, 1993, the Company received a letter from attorneys on behalf of a shareholder demanding that the Company's Board of Directors commence legal action against certain Company officers and directors with respect to the Company's credit and collections practices. The basis of the demand is the findings and conclusions contained in the Credit and Collection section of the May 1991 PUC Management Audit Report prepared by Ernst & Young. At its June 28, 1993 meeting, the Board of Directors appointed a Special Committee of Directors to consider whether such legal action is the best interests of the Company and its shareholders. On March 14, 1994, upon the recommendation of the report of the Special Committee, the Board of Directors adopted a resolution refusing the shareholder demand set forth in the May 25, 1993 demand letter, and authorizing and directing officers of the Company to take all steps necessary to terminate the derivative suit discussed below.

       On July 26, 1993, attorneys on behalf of two shareholders filed a shareholder derivative action in the Court of Common Pleas of Philadelphia County against several of the Company's present and former officers alleging mismanagement, waste of corporate assets and breach of fiduciary duty in connection with the Company's credit and collections practices. A similar suit by the same plaintiffs previously had been withdrawn while on appeal after dismissal by the court for failure to first serve a demand on the Company's Board of Directors. This action is also based on the findings and conclusions contained in the Credit and Collection section of the May 1991 PUC Management Audit Report prepared by Ernst & Young. The plaintiffs seek, among other things, an unspecified amount of damages and the awarding to the plaintiffs of the costs and disbursements of the action, including attorneys' fees. On September 30, 1993, the Company filed preliminary objections asking that the action be dismissed on the grounds that it is premature. On December 6, 1993, the court denied the Company's preliminary objections. Any monetary damages which may be recovered, net of expenses, would be paid to the Company because the lawsuit is brought derivatively by shareholders on behalf of the Company.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                    PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At January 31, 1994, there were 219,644 owners of record of the Company's common stock. The information with respect to the prices of and dividends on the Company's common stock for each quarterly period during 1992 and 1993 is incorporated herein by reference to "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1993.

       The book value of the Company's common stock at December 31, 1993 was $19.25 per share.

       Dividends may be declared on common stock out of funds legally available for dividends whenever full dividends on all series of preferred stock outstanding at the time have been paid or declared and set apart for payment for all past quarter-yearly dividend periods. No dividends may be declared on common stock, however, at any time when the Company has failed to satisfy the sinking fund obligations with respect to certain series of the Company's preferred stock. Future dividends on common stock will depend upon earnings, the Company's financial condition and other factors, including the availability of cash.

       The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1993, such capital ($4.26 billion) amounted to about 7 times the liquidating value of the outstanding preferred stock ($609 million).

   ITEM 6. SELECTED FINANCIAL DATA

       Selected financial data for each of the last five years for the Company and its subsidiaries is incorporated herein by reference to "Financial Statistics" and "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1993.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1993.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The information with respect to this caption is incorporated herein by reference to "Consolidated Financial Statements" and "Financial Statistics" in the Company's Annual Report to Shareholders for the year 1993.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       (a) Identification of Directors.

       The information required for Directors is included in the Proxy Statement of the Company in connection with its 1994 Annual Meeting of Shareholders to be held April 13, 1994, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

       (b) Identification of Executive Officers.

       The information required for Executive Officers is set forth in "ITEM
   1. BUSINESS-Executive Officers of the Registrant" of this Form 10-K.

   ITEM 11. EXECUTIVE COMPENSATION

       The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1994 Annual Meeting of Shareholders to be held April 13, 1994, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1994 Annual Meeting of Shareholders to be held April 13, 1994, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1994 Annual Meeting of Shareholders to be held April 13, 1994, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   Financial Statements and Financial Statement Schedules

                                                                           Reference (Page)
                                                                   --------------------------------
                                                                     Form 10-K       Annual Report
                              Index                                Annual Report    to Shareholders
- -----------------------------------------------------------------------------------------------------
   Data incorporated by reference from the Annual Report to
     Shareholders for the year 1993:
       Report of Independent Accountants.......................          -                18
       Consolidated Statements of Income for the years ended
         December 31, 1993, 1992 and 1991......................          -                19
       Consolidated Balance Sheets as of December 31, 1993 and
         1992..................................................          -                20
       Consolidated Statements of Cash Flows for the years
         ended December 31, 1993, 1992 and 1991................          -                22
       Consolidated Statements of Changes in Common
         Shareholders' Equity and Preferred Stock for the years
         ended December 31, 1993, 1992 and 1991................          -                23
       Notes to Consolidated Financial Statements..............          -                24
   Data submitted herewith:
       Report of Independent Accountants.......................         31                 -
       Schedule    V - Utility Plant for the years ended
                       December 31, 1993, 1992 and 1991........         32                 -
       Schedule   VI - Accumulated Depreciation of Utility
                       Plant for the years ended December 31,
                       1993, 1992 and 1991.....................         35                 -
       Schedule VIII - Valuation and Qualifying Accounts for
                       the years ended December 31, 1993, 1992
                       and 1991................................         38                 -

       All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

       With the exception of the consolidated financial statements and the independent accountants' report listed in the above index and the information referred to in Items 1, 2, 5, 6, 7 and 8, all of which is included in the Company's Annual Report to Shareholders for the year 1993 and incorporated by reference into this Form 10-K Annual Report, the Annual Report to Shareholders for the year 1993 is not to be deemed "filed" as part of this Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

   To the Shareholders and Board of Directors
   PECO Energy Company:

       Our report on the consolidated financial statements of PECO Energy Company has been incorporated by reference in this Form 10-K from page 18 of the 1993 Annual Report to Shareholders of PECO Energy Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index in
   Item 14 of this Form 10-K.

       In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                         COOPERS & LYBRAND



   2400 Eleven Penn Center
   Philadelphia, Pennsylvania
   January 31, 1994

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                            SCHEDULE V-UTILITY PLANT
                             (Thousands of Dollars)
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                          Column A                             Column B      Column C      Column D      Column E     Column F
- ------------------------------------------------------------------------------------------------------------------------------
                                                              Balance at                                             Balance at
                                                             Beginning of    Additions                    Other        End of
                       Classification                           Period        at Cost     Retirements    Changes       Period
- -------------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT IN SERVICE AND HELD FOR FUTURE USE
  ELECTRIC
    Plant in Service
      Intangible.........................................                                                            $    30,982
      Production.........................................                                                              9,711,722
      Transmission.......................................                                                                760,348
      Distribution.......................................                                                              2,498,925
      General............................................                                                                 91,812
                                                             -------------------------------------------------------------------
    TOTAL ELECTRIC PLANT IN SERVICE......................                                                             13,093,789
                                                             -------------------------------------------------------------------
    Plant Held for Future Use............................                                                                  8,299
                                                             -------------------------------------------------------------------
  TOTAL ELECTRIC UTILITY PLANT...........................                                                             13,102,088
                                                             -------------------------------------------------------------------
  GAS
    Plant in Service
      Intangible.........................................                                                                     50
      Production.........................................                                                                 12,875
      Storage............................................                                                                 16,294
      Distribution.......................................                                                                808,624
      General............................................                                                                  5,360
                                                             -------------------------------------------------------------------
    TOTAL GAS PLANT IN SERVICE...........................                                                                843,203
                                                             -------------------------------------------------------------------
    Plant Held for Future Use ...........................                                                                      2
                                                             -------------------------------------------------------------------
  TOTAL GAS UTILITY PLANT................................                                                                843,205
                                                             -------------------------------------------------------------------
  COMMON
    Plant in Service
      Intangible.........................................                                                                 20,890
      Land and Land Rights...............................                                                                  4,345
      Structures and Improvements........................                                                                126,643
      Office Furniture and Equipment.....................                                                                 20,707
      Transportation ....................................                                                                 15,305
      Tools and Miscellaneous Equipment..................                                                                 15,469
                                                             -------------------------------------------------------------------
    TOTAL COMMON PLANT IN SERVICE........................                                                                203,359
                                                             -------------------------------------------------------------------
    Plant Held for Future Use............................                                                                    388
                                                             -------------------------------------------------------------------
  TOTAL COMMON UTILITY PLANT.............................                                                                203,747
                                                             -------------------------------------------------------------------
TOTAL UTILITY PLANT IN SERVICE AND HELD FOR FUTURE USE...                                                             14,149,040
                                                             -------------------------------------------------------------------
CONSTRUCTION WORK IN PROGRESS
    Electric.............................................                                                                318,641
    Gas..................................................                                                                 13,531
    Common...............................................                                                                 49,075
                                                             -------------------------------------------------------------------
TOTAL CONSTRUCTION WORK IN PROGRESS .....................                                                                381,247
                                                             -------------------------------------------------------------------
NUCLEAR FUEL (NET OF AMORTIZATION).......................                                                                179,529
                                                             -------------------------------------------------------------------
TOTAL UTILITY PLANT IN SERVICE, HELD FOR FUTURE USE,
  CONSTRUCTION WORK IN PROGRESS AND NUCLEAR FUEL.........                                                             14,709,816
                                                             -------------------------------------------------------------------
CAPITALIZED LEASES
    Nuclear Fuel.........................................                                                                193,674
    Electric Plant.......................................                                                                  1,028
                                                             -------------------------------------------------------------------
TOTAL LEASED PLANT.......................................                                                                194,702
                                                             -------------------------------------------------------------------
TOTAL....................................................    $14,488,553     $507,653       $31,895      $(59,793)   $14,904,518
                                                             ===================================================================

- ----------
    (1) There were no project additions in excess of 2% of total assets.
   Note: The detailed information required by Columns B, C, D and E is omitted since neither the total additions nor the total deductions amount to more than 10% of the closing balance of total utility plant.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           SCHEDULE V- UTILITY PLANT
                             (Thousands of Dollars)
                      FOR THE YEAR ENDED DECEMBER 31, 1992

                          Column A                             Column B       Column C      Column D      Column E     Column F
- --------------------------------------------------------------------------------------------------------------------------------
                                                              Balance at                                              Balance at
                                                             Beginning of    Additions                     Other        End of
                       Classification                           Period        at Cost      Retirements    Changes       Period
- ---------------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT IN SERVICE AND HELD FOR FUTURE USE
  ELECTRIC
    Plant in Service
      Intangible.........................................                                                             $     3,566
      Production.........................................                                                               9,572,437
      Transmission.......................................                                                                 755,289
      Distribution.......................................                                                               2,381,028
      General............................................                                                                  77,064
                                                             --------------------------------------------------------------------
    TOTAL ELECTRIC PLANT IN SERVICE......................                                                              12,789,384
                                                             --------------------------------------------------------------------
    Plant Held for Future Use............................                                                                   8,005
                                                             --------------------------------------------------------------------
  TOTAL ELECTRIC UTILITY PLANT...........................                                                              12,797,389
                                                             --------------------------------------------------------------------
  GAS
    Plant in Service
     Intangible..........................................                                                                      50
     Production..........................................                                                                   6,424
     Storage.............................................                                                                  16,340
     Distribution........................................                                                                 754,070
     General.............................................                                                                   4,822
                                                             --------------------------------------------------------------------
    TOTAL GAS PLANT IN SERVICE...........................                                                                 781,706
                                                             --------------------------------------------------------------------
    Plant Held for Future Use ...........................                                                                       2
                                                             --------------------------------------------------------------------
  TOTAL GAS UTILITY PLANT................................                                                                 781,708
                                                             --------------------------------------------------------------------
  COMMON
    Plant in Service
      Intangible.........................................                                                                     677
      Land and Land Rights...............................                                                                   4,565
      Structures and Improvements........................                                                                 117,262
      Office Furniture and Equipment.....................                                                                  18,003
      Transportation Equipment...........................                                                                   6,328
      Tools and Miscellaneous Equipment..................                                                                  14,838
                                                             --------------------------------------------------------------------
    TOTAL COMMON UTILITY PLANT IN SERVICE................                                                                 161,673
                                                             --------------------------------------------------------------------
    Plant Held for Future Use............................                                                                     388
                                                             --------------------------------------------------------------------
  TOTAL COMMON UTILITY PLANT.............................                                                                 162,061
                                                             --------------------------------------------------------------------
TOTAL UTILITY PLANT IN SERVICE AND HELD FOR FUTURE USE...                                                              13,741,158
                                                             --------------------------------------------------------------------
CONSTRUCTION WORK IN PROGRESS
      Electric...........................................                                                                 295,139
      Gas................................................                                                                  11,813
      Common.............................................                                                                  41,840
                                                             --------------------------------------------------------------------
TOTAL CONSTRUCTION WORK IN PROGRESS .....................                                                                 348,792
                                                             --------------------------------------------------------------------
NUCLEAR FUEL (NET OF AMORTIZATION).......................                                                                 188,609
                                                             --------------------------------------------------------------------
TOTAL UTILITY PLANT IN SERVICE, HELD FOR FUTURE USE, ....
 CONSTRUCTION WORK IN PROGRESS AND NUCLEAR FUEL..........                                                              14,278,559
                                                             --------------------------------------------------------------------
CAPITALIZED LEASES
      Nuclear Fuel.......................................                                                                 208,761
      Electric Plant.....................................                                                                   1,233
                                                             --------------------------------------------------------------------
TOTAL LEASED PLANT.......................................                                                                 209,994
                                                             --------------------------------------------------------------------
TOTAL....................................................    $14,089,350     $514,200(1)     $60,095      $(54,902)   $14,488,553
                                                             ====================================================================

- ----------
   (1) There were no project additions in excess of 2% of total assets.
   Note: The detailed information required by Columns B, C, D and E is omitted since neither the total additions nor the total deductions amount to more than 10% of the closing balance of total utility plant.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                            SCHEDULE V-UTILITY PLANT
                             (Thousands of Dollars)
                      FOR THE YEAR ENDED DECEMBER 31, 1991

                          Column A                             Column B      Column C      Column D      Column E     Column F
- -------------------------------------------------------------------------------------------------------------------------------
                                                              Balance at                                             Balance at
                                                             Beginning of    Additions                    Other        End of
                       Classification                           Period        at Cost     Retirements    Changes       Period
- ------------------------------------------------------------------------------------------------------------------------------
UTILITY PLANT IN SERVICE AND HELD FOR FUTURE USE
  ELECTRIC
    Plant in Service
      Intangible.........................................                                                            $     3,566
      Production.........................................                                                              9,414,766
      Transmission.......................................                                                                710,398
      Distribution.......................................                                                              2,249,816
      General............................................                                                                 66,153
                                                             -------------------------------------------------------------------
    TOTAL ELECTRIC PLANT IN SERVICE......................                                                             12,444,699
                                                             -------------------------------------------------------------------
    Plant Held for Future Use............................                                                                  6,675
                                                             -------------------------------------------------------------------
  TOTAL ELECTRIC UTILITY PLANT...........................                                                             12,451,374
                                                             -------------------------------------------------------------------
  GAS
    Plant in Service
      Intangible.........................................                                                                     50
      Production.........................................                                                                  6,426
      Storage............................................                                                                 16,170
      Distribution.......................................                                                                692,150
      General............................................                                                                  2,495
                                                             -------------------------------------------------------------------
    TOTAL GAS PLANT IN SERVICE...........................                                                                717,291
                                                             -------------------------------------------------------------------
    Plant Held for Future Use ...........................                                                                      2
                                                             -------------------------------------------------------------------
  TOTAL GAS UTILITY PLANT................................                                                                717,293
                                                             -------------------------------------------------------------------
  COMMON
    Plant in Service
      Intangible.........................................                                                                    677
      Land and Land Rights...............................                                                                  4,565
      Structures and Improvements........................                                                                112,631
      Office Furniture and Equipment.....................                                                                 20,179
      Transportation Equipment...........................                                                                  5,783
      Tools and Miscellaneous Equipment..................                                                                 14,612
                                                             -------------------------------------------------------------------
    TOTAL COMMON UTILITY PLANT IN SERVICE................                                                                158,447
                                                             -------------------------------------------------------------------
    Plant Held for Future Use............................                                                                    388
                                                             -------------------------------------------------------------------
  TOTAL COMMON UTILITY PLANT.............................                                                                158,835
                                                             -------------------------------------------------------------------
TOTAL UTILITY PLANT IN SERVICE AND HELD FOR FUTURE USE...                                                             13,327,502
                                                             -------------------------------------------------------------------
CONSTRUCTION WORK IN PROGRESS
    Electric.............................................                                                                323,398
    Gas..................................................                                                                  8,431
    Common...............................................                                                                 16,704
                                                             -------------------------------------------------------------------
TOTAL CONSTRUCTION WORK IN PROGRESS .....................                                                                348,533
                                                             -------------------------------------------------------------------
NUCLEAR FUEL (NET OF AMORTIZATION).......................                                                                189,566
                                                             -------------------------------------------------------------------
TOTAL UTILITY PLANT IN SERVICE, HELD FOR FUTURE USE,
  CONSTRUCTION WORK IN PROGRESS AND NUCLEAR FUEL.........                                                             13,865,601
                                                             -------------------------------------------------------------------
CAPITALIZED LEASES
    Nuclear Fuel.........................................                                                                222,346
    Electric Plant.......................................                                                                  1,403
                                                             -------------------------------------------------------------------
TOTAL LEASED PLANT.......................................                                                                223,749
                                                             -------------------------------------------------------------------
TOTAL....................................................    $13,784,066     $420,223 (1)   $53,671      $(61,268)   $14,089,350
                                                             ===================================================================

- ----------
    (1) There were no project additions in excess of 2% of total assets.
   Note: The detailed information required by Columns B, C, D and E is omitted since neither the total additions nor the total deductions amount to more than 10% of the closing balance of total utility plant.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
             SCHEDULE VI-ACCUMULATED DEPRECIATION OF UTILITY PLANT
                             (Thousands of Dollars)
                      FOR THE YEAR ENDED DECEMBER 31, 1993

                       Column A                         Column B       Column C       Column D        Column E       Column F
- --------------------------------------------------------------------------------------------------------------------------------
                                                        Balance                                       Changes        Balance
                                                       Beginning                                        Add            End
                     Description                        of Year      Depreciation    Retirements    (Deduct) (1)     of Year
- --------------------------------------------------------------------------------------------------------------------------------
   ELECTRIC
       Production..................................    $2,328,260      $313,003        $15,112        $(11,925)     $2,614,226
       Transmission................................       268,487        13,336          1,624             116         280,315
       Distribution................................       713,084        56,507         10,062          (9,702)        749,827
       General.....................................        23,355         3,446            520            (773)         25,508
                                                       -------------------------------------------------------------------------
         Total.....................................     3,333,186       386,292         27,318         (22,284)      3,669,876
                                                       =========================================================================
   GAS
       Production..................................         2,406           473              0               0           2,879
       Distribution................................       174,556        22,248          2,979          (1,836)        191,989
       Storage ....................................        12,893           526             44              (1)         13,374
       General.....................................         1,122           136              8               0           1,250
                                                       -------------------------------------------------------------------------
           Total...................................       190,977        23,383          3,031          (1,837)        209,492
                                                       -------------------------------------------------------------------------
   COMMON..........................................        63,154         6,680          1,551            (846)         67,437
                                                       -------------------------------------------------------------------------
           Total...................................    $3,587,317       416,355        $31,900        $(24,967)     $3,946,805
                                                       =========================================================================


   Depreciation charged to transportation .....................    (851)
   Amortization of anti-trust..................................     (16)
   Amortization of Conowingo Project relicensing costs.........     100
   Limerick Unit No. 1 disallowance............................ (10,319)
   Limerick Unit No. 2 disallowance............................  (4,424)
   Amortization of Limerick Unit No. 1 declaratory
     order.....................................................  14,750
   Amortization of Limerick 50% common facilities
     deferred depreciation and carrying charges................   7,897
   Amortization of nuclear design basis .......................   1,460
                                                               --------
   Depreciation charged to operating expenses (2)..............$424,952
                                                               ========

   ----------
    (1) Other Changes
           Limerick disallowance............................      $(14,743)
           Removal cost net of salvage......................       (15,257)
           Amortization of Conowingo Project
              relicensing costs.............................           100
           Interest on decommissioning funds................         5,708
           Miscellaneous....................................          (775)
                                                                  --------
               Total Other Changes .........................      $(24,967)
                                                                  ========

    (2) Includes the provision for decommissioning nuclear plants of $20,255.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
             SCHEDULE VI-ACCUMULATED DEPRECIATION OF UTILITY PLANT
                             (Thousands of Dollars)
                      FOR THE YEAR ENDED DECEMBER 31, 1992

                       Column A                         Column B       Column C       Column D        Column E       Column F
- --------------------------------------------------------------------------------------------------------------------------------
                                                        Balance                                       Changes        Balance
                                                       Beginning                                        Add            End
                     Description                        of Year      Depreciation    Retirements    (Deduct) (1)     of Year
- --------------------------------------------------------------------------------------------------------------------------------
   ELECTRIC
       Production..................................    $2,065,990      $306,319        $29,512        $(14,537)     $2,328,260
       Transmission................................       262,411        13,072          6,655            (341)        268,487
       Distribution................................       677,910        55,685         12,245          (8,266)        713,084
       General.....................................        22,086         3,209          1,875             (65)         23,355
                                                       -------------------------------------------------------------------------
         Total.....................................     3,028,397       378,285         50,287         (23,209)      3,333,186
                                                       =========================================================================
   GAS
       Production..................................         2,168           280              9             (33)          2,406
       Distribution................................       157,566        21,503          2,791          (1,722)        174,556
       Storage.....................................        12,449           530             77              (9)         12,893
       General.....................................         1,034           108             20               -           1,122
                                                       -------------------------------------------------------------------------
           Total...................................       173,217        22,421          2,897          (1,764)        190,977
                                                       -------------------------------------------------------------------------
   COMMON..........................................        65,574         4,684          6,910            (194)         63,154
                                                       -------------------------------------------------------------------------
           Total...................................    $3,267,188       405,390        $60,094        $(25,167)     $3,587,317
                                                       =========================================================================


   Depreciation charged to transportation .....................    (452)
   Amortization of anti-trust..................................     (19)
   Amortization of Conowingo Project relicensing costs.........     100
   Limerick Unit No. 1 disallowance............................ (10,319)
   Limerick Unit No. 2 disallowance............................  (4,424)
   Amortization of Limerick Unit No. 1 declaratory order.......  14,750
   Amortization of Limerick 50% common facilities
     deferred depreciation and carrying charges................   7,897
   Amortization of nuclear design basis........................     856
                                                               --------
   Depreciation charged to operating expenses (2)..............$413,779
                                                               ========

   ----------
    (1) Other Changes
           Limerick disallowance.................................  $(14,743)
           Removal cost net of salvage...........................   (17,456)
           Amortization of Conowingo Project relicensing costs...       100
           Interest on decommissioning funds.....................     6,932
                                                                   --------
               Total Other Changes ..............................  $(25,167)
                                                                   ========

    (2) Includes the provision for decommissioning nuclear plants of $20,255.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
             SCHEDULE VI-ACCUMULATED DEPRECIATION OF UTILITY PLANT
                             (Thousands of Dollars)
                      FOR THE YEAR ENDED DECEMBER 31, 1991

                       Column A                          Column B        Column C       Column D        Column E       Column F
- -------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Other
                                                         Balance                                        Changes        Balance
                                                       Beginning of                                       Add           End of
                     Description                           Year        Depreciation    Retirements    (Deduct) (1)       Year
- --------------------------------------------------------------------------------------------------------------------------------
   ELECTRIC
       Production..................................     $1,809,514       $300,434        $29,574        $(14,384)     $2,065,990
       Transmission................................        253,410         12,630          3,201            (428)        262,411
       Distribution................................        648,075         53,153         16,352          (6,966)        677,910
       General.....................................         20,494          1,807            139             (76)         22,086
                                                        -------------------------------------------------------------------------
         Total.....................................      2,731,493        368,024         49,266         (21,854)      3,028,397
                                                        -------------------------------------------------------------------------
   GAS
       Production..................................          1,893            275              -               -           2,168
       Distribution................................        144,380         19,585          4,044          (2,355)        157,566
       Storage Plant...............................         11,956            519             31               5          12,449
       General.....................................            959             75              -               -           1,034
                                                        -------------------------------------------------------------------------
           Total...................................        159,188         20,454          4,075          (2,350)        173,217
                                                        -------------------------------------------------------------------------
   COMMON..........................................         60,739          4,738            327             424          65,574
                                                        -------------------------------------------------------------------------
           Total...................................     $2,951,420        393,216        $53,668        $(23,780)     $3,267,188
                                                        ========================================================================


   Depreciation charged to transportation .....................    (632)
   Amortization of anti-trust..................................     (34)
   Amortization of Conowingo Project relicensing costs.........     100
   Limerick Unit No. 1 disallowance............................ (10,319)
   Limerick Unit No. 2 disallowance............................  (4,424)
   Amortization of Limerick Unit No. 1 declaratory order.......  14,750
   Amortization of Limerick 50% common facilities'
     deferred depreciation and carrying charges................   7,897
   Other.......................................................      18
                                                               --------
   Depreciation charged to operating expenses (2)..............$400,572
                                                               ========

   ----------
    (1) Other Changes:
           Limerick disallowances..................................$(14,743)
           Removal cost, net of salvage............................ (14,933)
           Amortization of Conowingo Project relicensing costs.....     100
           Interest on decommissioning funds.......................   5,796
                                                                   --------
               Total Other Changes ................................$(23,780)
                                                                   ========

    (2) Includes the provision for decommissioning nuclear plants of $20,027.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                SCHEDULE VIII-VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)

                  Column A                     Column B         Column C-Additions         Column D        Column E
- ---------------------------------------------------------------------------------------------------------------------

                                                                           Charged to
                                              Balance at     Charged to      Other                        Balance at
                                             Beginning of    Costs and      Accounts      Deductions        End of
                Description                     Period        Expenses     -Describe     -Describe (1)      Period
- ----------------------------------------------------------------------------------------------------------------------
                                              FOR THE YEAR ENDED DECEMBER 31, 1993

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS           $17,916         $40,758        $ --          $43,588        $15,086
                                            ------------------------------------------------------------------------
       TOTAL.................                  $17,916         $40,758        $ --          $43,588        $15,086
                                            ========================================================================


                                              FOR THE YEAR ENDED DECEMBER 31, 1992

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS           $30,028         $42,195        $ --          $54,307        $17,916
                                            ------------------------------------------------------------------------
       TOTAL.............................      $30,028         $42,195        $ --          $54,307        $17,916
                                            ========================================================================

                                              FOR THE YEAR ENDED DECEMBER 31, 1991

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS           $30,000         $50,036        $ --          $50,008        $30,028
                                            ------------------------------------------------------------------------
       TOTAL.............................      $30,000         $50,036        $ --          $50,008        $30,028
                                            ========================================================================

   ----------
    (1) Write-off of individual accounts receivable.


   Exhibits

       Certain of the following exhibits have been filed with the Securities and Exchange Commission (Commission) pursuant to the requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit and are incorporated herein by reference under Rule 24 of the Commission's Rules of Practice. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit No.    Description
- --------------------------

   3-1         Amended and Restated Articles of Incorporation of PECO Energy
               Company.
   3-2 Bylaws of the Company, adopted February 26, 1990 and amended January 24, 1994.
   4-1 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to the Company) and Fidelity Trust Company, Trustee (First Fidelity Bank, National Association, successor), (Registration No. 2-2881, Exhibit B-1).
   4-2         Supplemental Indentures to the Company's First and Refunding
               Mortgage:

   Dated as of                      File Reference                Exhibit No.
- ------------------------------------------------------------------------------
   September 1, 1926                2-2881                        B-1(a)
   May 1, 1927                      2-2881                        B-1(b)
   May 1, 1927                      2-2881                        B-1(c)
   November 1, 1927                 2-2881                        B-1(d)
   January 31, 1931                 2-2881                        B-1(e)
   February 1, 1931                 2-2881                        B-1(f)
   March 1, 1937                    2-2881                        B-1(g)
   December 1, 1941                 2-4863                        B-1(h)
   November 1, 1944                 2-5472                        B-1(i)
   December 1, 1946                 2-6821                        7-1(j)
   February 1, 1948                 2-7381                        7-1(k)
   January 1, 1952                  2-9329                        4(b)-13
   May 1, 1953                      2-10201                       4(b)-14
   December 1, 1953                 2-10568                       4(b)-15
   April 1, 1955                    2-11536                       2(b)-16
   September 1, 1957                2-13562                       2(b)-17
   May 1, 1958                      2-14020                       2(b)-18
   December 1, 1958                 2-14528                       2(b)-19
   October 1, 1959                  2-15609                       2(b)-20
   May 1, 1964                      2-25628                       4(b)-21
   October 15, 1966                 2-25628                       4(b)-22
   June 1, 1967                     2-26430                       2(b)-23
   October 1, 1967                  2-28242                       2(b)-23
   March 1, 1968                    2-34051                       2(b)-24
   September 10, 1968               2-34051                       2(b)-25
   August 15, 1969                  2-35939                       2(b)-26
   February 1, 1970                 2-37020                       2(b)-27
   May 1, 1970                      2-38849                       2(b)-28
   December 15, 1970                2-41081                       2(b)-29
   August 1, 1971                   2-42402                       2(b)-30
   December 15, 1971                2-44195                       2(b)-31
   June 15, 1972                    2-46625                       2(b)-32
   January 15, 1973                 2-49842                       2(b)-33
   January 15, 1974                 2-49849                       2(b)-34
   October 15, 1974                 2-51887                       2(b)-35
   April 15, 1975                   2-54182                       2(b)-36
   August 1, 1975                   2-55423                       2(b)-37
   March 1, 1976                    2-56749                       2(b)-38
   August 1, 1976                   2-58198                       2(b)-39
   February 1, 1977                 2-58198                       2(b)-40
   March 15, 1977                   2-59177                       2(b)-41
   July 15, 1977                    2-60743                       2(b)-42
   March 15, 1978                   2-65604                       2(b)-43
   October 15, 1979                 2-69086                       (b)(1)-49
   October 15, 1980                 2-72802                       4-45
   March 1, 1981                    2-72802                       4-46
   March 1, 1981                    2-72802                       4-47
   July 1, 1981                     2-76238                       4-48

   Dated as of              File Reference                        Exhibit No.
- -----------------------------------------------------------------------------

   September 15, 1981       2-76238                               4-49
   April 1, 1982            2-79269                               4-50
   October 1, 1982          2-83875                               4-51
   June 15, 1983            1983 Form 10-K                        4-2(a)
   November 15, 1984        1984 Form 10-K                        4-2(a)
   December 1, 1984         1984 Form 10-K                        4-2(b)
   May 15, 1985             1985 Form 10-K                        4-2(a)
   October 1, 1985          1985 Form 10-K                        4-2(b)
   November 15, 1985        1985 Form 10-K                        4-2(c)
   November 15, 1985        1985 Form 10-K                        4-2(d)
   June 1, 1986             1986 Form 10-K                        4-2(a)
   November 1, 1986         1986 Form 10-K                        4-2(b)
   November 1, 1986         1986 Form 10-K                        4-2(c)
   April 1, 1987            33-14613                              4(c)-62
   July 15, 1987            Form 8-K dated July 21, 1987          4(c)-63
   July 15, 1987            Form 8-K dated July 21, 1987          4(c)-64
   August 1, 1987           33-17438                              4(c)-65
   October 15, 1987         Form 8-K dated October 7, 1987        4(c)-66
   October 15, 1987         Form 8-K dated October 7, 1987        4(c)-67
   April 15, 1988           Form 8-K dated April 11, 1988         4(e)-68
   April 15, 1988           Form 8-K dated April 11, 1988         4(e)-69
   June 15, 1989            33-31289                              4(e)-70
   October 1, 1989          Form 8-K dated October 6, 1989        4(e)-71
   October 1, 1989          Form 8-K dated October 6, 1989        4(e)-72
   October 1, 1989          Form 8-K dated October 18, 1989       4(e)-73
   October 15, 1990         1990 Form 10-K                        4(e)-74
   October 15, 1990         1990 Form 10-K                        4(e)-75
   April 1, 1991            1991 Form 10-K                        4(e)-76
   December 1, 1991         1991 Form 10-K                        4(e)-77
   January 15, 1992         Form 8-K dated January 27, 1992       4(e)-78
   April 1, 1992            March 31, 1992 Form 10-Q              4(e)-79
   April 1, 1992            March 31, 1992 Form 10-Q              4(e)-80
   June 1, 1992             June 30, 1992 Form 10-Q               4(e)-81
   June 1, 1992             June 30, 1992 Form 10-Q               4(e)-82
   July 15, 1992            June 30, 1992 Form 10-Q               4(e)-83
   September 1, 1992        1992 Form 10-K                        4(e)-84
   September 1, 1992        1992 Form 10-K                        4(e)-85
   March 1, 1993            1992 Form 10-K                        4(e)-86
   March 1, 1993            1992 Form 10-K                        4(e)-87
   May 1, 1993              March 31, 1993 Form 10-Q              4(e)-88
   May 1, 1993              March 31, 1993 Form 10-Q              4(e)-89
   May 1, 1993              March 31, 1993 Form 10-Q              4(e)-90
   August 15, 1993          Form 8-A dated August 19, 1993        4(e)-91
   August 15, 1993          Form 8-A dated August 19, 1993        4(e)-92
   August 15, 1993          Form 8-A dated August 19, 1993        4(e)-93
   November 1, 1993         Form 8-A dated October 27, 1993       4(e)-94
   November 1, 1993         Form 8-A dated October 27, 1993       4(e)-95

       4-3 Deposit Agreement with respect to $7.96 Cumulative Preferred Stock (Form 8-K dated October 20, 1992, Exhibit 4-5).

       4-4 PECO Energy Company Dividend Reinvestment and Stock Purchase Plan, as amended January 28, 1994 (Post-Effective Amendment No. 1 to Registration No. 33-43523, Exhibit 28).

       10-1 Pennsylvania-New Jersey-Maryland Interconnection Agreement dated September 26, 1956 (Registration No. 2-13340, Exhibit 13-40) and agreements supplemental thereto:


   Dated as of                      File Reference                Exhibit No.
 -----------------------------------------------------------------------------
   March 1, 1965                    2-38342                       5-1(a)
   January 1, 1971                  2-40368                       5-1(b)
   June 1, 1974                     2-51887                       5-1(c)
   September 1, 1977                1989 Form 10-K                10-1(a)
   October 1, 1980                  1989 Form 10-K                10-1(b)
   June 1, 1981                     1989 Form 10-K                10-1(c)


       10-2 Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva Power & Light Company, Public Service Electric and Gas Company and the Company for ownership of Salem Nuclear Generating Station (1988 Form 10-K, Exhibit 10-3); supplemental agreement dated September 1, 1975; and supplemental agreement dated January 26, 1977 (1991 Form 10-K,
               Exhibit 10-3).

       10-3 Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva Power & Light Company, Public Service Electric and Gas Company and the Company for ownership of Peach Bottom Atomic Power Station; supplemental agreement dated September 1, 1975; and supplemental agreement dated January 26, 1977 (1988 Form 10-K, Exhibit 10-4).

       10-4 Deferred Compensation and Supplemental Pension Benefit Plan (1981 Form 10-K, Exhibit 10-16).*

       10-5 Philadelphia Electric Company Stock Price Appreciation Plan, effective June 1, 1988 (1988 Form 10-K, Exhibit 4-7).*

       10-6 Philadelphia Electric Company 1989 Long-Term Incentive Plan (Registration No. 33-30317, Exhibit 28).*

       12-1    Ratio of Earnings to Fixed Charges.

       12-2    Ratio of Earnings to Combined Fixed Charges and Preferred
               Dividends.

        13 Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Financial Statistics, and Operating Statistics of the Annual Report to Shareholders for the year 1993.

        22     Subsidiaries of the Registrant.

        23     Consent of Independent Accountants.

        24     Powers of Attorney.

   ----------
   * Compensatory plans or arrangements in which directors or officers of the Company participate and which are not available to all employees.


   Reports on Form 8-K

       During the quarter ended December 31, 1993, the Company filed a Current Report on Form 8-K, dated December 28, 1993 reporting information under "ITEM 5. OTHER EVENTS" relating to the Company's name change.

       Subsequent to December 31, 1993, the Company filed no Current Reports on Form 8-K.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 16th day of March 1994.

                                   PECO ENERGY COMPANY

                                   By    /s/ J. F. PAQUETTE, JR.
                                   ------------------------------------------
                                   J. F. Paquette, Jr., Chairman of the Board


       Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                Signature                              Title                         Date
- --------------------------------------------------------------------------------------------------


     /s/ J. F. PAQUETTE, JR.               Chairman of the Board and
- ----------------------------------         Director  (Principal Executive
       J. F. Paquette, Jr.                 Officer)                              March 16, 1994

     /s/ C. A. MCNEILL, JR.                President and Director
- ----------------------------------         (Principal Operating Officer)         March 16, 1994
       C. A. McNeill, Jr.

     /s/ K. G. LAWRENCE                    Senior Vice President
- ----------------------------------         (Principal Financial and
       K. G. Lawrence                      Accounting Officer)                   March 16, 1994


       This annual report has also been signed below by C. A. McNeill, Jr., Attorney-in-Fact, on behalf of the following Directors on the date indicated:

               SUSAN W. CATHERWOOD                 ROBERT D. HARRISON
               M. WALTER D'ALESSIO                 JOSEPH C. LADD
               R. G. GILMORE                       EDITHE J. LEVIT
               R. H. GLANTON                       KINNAIRD R. MCKEE
               JAMES A. HAGEN                      JOSEPH J. MCLAUGHLIN
               NELSON G. HARRIS                    JOHN M. PALMS
                                  RONALD RUBIN

   By   /s/ C. A. MCNEILL, JR.
      ----------------------------
          C. A. McNeill, Jr.,                                                    March 16, 1994
           Attorney-in-Fact