Form 10-Q
period 1994-03-31
PECO ENERGY CO
filed 1994-05-16
CIK 78100

FORM 10-Q
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549




   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended...March 31, 1994........

                               OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the transition period from........to............


            Commission file number......1-1401.......


        ................PECO Energy Company................
     (Exact name of registrant as specified in its charter)


         ......Pennsylvania................ 23-0970240....
      (State or other jurisdiction of     (I.R.S. Employer
       incorporation or organization)      Identification No.)

      ...2301 Market Street, Philadelphia, PA....19103.....
      (Address of principal executive offices)  (Zip Code)

    .................(215) 841-4000...................
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X         No
                          -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The
Company had 221,531,984 shares of common stock outstanding on April
30, 1994.

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Thousands of Dollars)


                                                     3 Months Ended
                                                        March 31
                                                   1994            1993

OPERATING REVENUES
   Electric                                     $  921,587      $  903,110
   Gas                                             206,822         168,382
      TOTAL OPERATING REVENUES                   1,128,409       1,071,492

OPERATING EXPENSES
   Fuel and Energy Interchange                     259,779         222,609
   Other Operating                                 222,722         208,719
   Maintenance                                      90,171          90,363
   Depreciation                                    108,740         103,540
   Income Taxes                                    103,724          84,504
   Other Taxes                                      82,960          80,023
      TOTAL OPERATING EXPENSES                     868,096         789,758
      OPERATING INCOME                             260,313         281,734

OTHER INCOME AND DEDUCTIONS
   Allowance for Other Funds Used
      During Construction                            2,100           2,984
   Income Taxes                                     (2,865)         (4,596)
   Other, Net                                        7,262              95
      TOTAL OTHER INCOME AND DEDUCTIONS              6,497          (1,517)
      INCOME BEFORE INTEREST CHARGES               266,810         280,217

INTEREST CHARGES
   Long-Term Debt                                   99,990         113,585
   Short-Term Debt                                   9,716           7,324
      Total Interest Charges                       109,706         120,909
   Allowance for Borrowed Funds
      Used During Construction                      (2,280)         (3,048)
      NET INTEREST CHARGES                         107,426         117,861

NET INCOME                                         159,384         162,356
PREFERRED STOCK DIVIDENDS                           10,831          13,051
      EARNINGS APPLICABLE TO COMMON STOCK         $148,553        $149,305
AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING (THOUSANDS)                         221,517         220,609
EARNINGS PER AVERAGE COMMON
   SHARE (DOLLARS)                                   $0.67           $0.68
DIVIDENDS PER COMMON SHARE (DOLLARS)                 $0.38           $0.35
See Notes to Condensed Consolidated Financial Statements
/TABLE

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

                                                   March 31, December 31,
                                                     1994       1993
                                                  (Unaudited)

ASSETS
UTILITY PLANT
   Plant at Original Cost                         $14,218,127     $14,149,040
   Less Accumulated Provision for Depreciation      4,039,722       3,946,805
                                                   10,178,405      10,202,235
   Nuclear Fuel, Net                                  170,520         179,529
   Construction Work in Progress                      386,173         381,247
   Leased Property, Net                               180,435         194,702
                                                   10,915,533      10,957,713
CURRENT ASSETS
   Cash and Temporary Cash Investments                 52,770          46,923
   Accounts Receivable, Net
      Customer                                        137,079         122,581
      Other                                            54,190          47,768
   Inventories, at Average Cost
      Fossil Fuel                                      40,603          67,040
      Materials and Supplies                          139,075         142,132
   Deferred Income Taxes                               17,672          30,185
   Other                                              194,513          58,205
                                                      635,902         514,834
REGULATORY AND OTHER ASSETS
   Recoverable Deferred Income Taxes                2,321,424       2,297,368
   Deferred Limerick Costs                            428,201         433,605
   Deferred Non-Pension Postretirement
      Benefits Costs                                   55,127          44,691
   Investments                                        233,211         218,636
   Loss on Reacquired Debt                            336,288         343,004
   Other                                              259,745         222,476
                                                    3,633,996       3,559,780
      TOTAL                                       $15,185,431     $15,032,327

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
   Common Shareholders' Equity
      Common Stock (No Par)                        $3,488,576      $3,488,477
      Other Paid-In Capital                             1,214           1,214
      Retained Earnings                               838,025         773,727
   Preferred and Preference Stock
      Without Mandatory Redemption                    422,472         422,472
      With Mandatory Redemption                       185,450         186,500
   Long-Term Debt                                   4,775,751       4,884,343
                                                    9,711,488       9,756,733
CURRENT LIABILITIES
   Notes Payable, Bank                                135,097         119,350
   Long-Term Debt Due Within One Year                 310,813         252,263
   Capital Lease Obligations Due Within One Year       60,464          60,500
   Accounts Payable                                   181,679         242,239
   Taxes Accrued                                       93,805          24,939
   Deferred Energy Costs                               20,566          48,691
   Interest Accrued                                   115,048          97,540
   Dividends Payable                                   31,587          18,345
   Other                                              136,887          90,710
                                                    1,085,946         954,577
DEFERRED CREDITS AND OTHER LIABILITIES
   Capital Lease Obligations                          119,971         134,202
   Deferred Income Taxes                            3,443,343       3,386,136
   Unamortized Investment Tax Credits                 379,546         386,162
   Pension Obligation for Early Retirement Plan       135,286         135,286
   Non-Pension Postretirement Benefits Obligation      64,726          51,781
   Other                                              245,125         227,450
                                                    4,387,997       4,321,017
Commitments and Contingencies (NOTE 8)
      TOTAL                                       $15,185,431     $15,032,327

See Notes to Condensed Consolidated Financial Statements
/TABLE

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

                                                            3 Months Ended
                                                               March 31,
                                                         1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                          $159,384       $162,356
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation and Amortization                  124,980        118,646
         Deferred Income Taxes                           30,789          4,565
         Deferred Energy Costs                          (28,125)        30,194
         Changes in Working Capital:
            Accounts Receivable                         (20,920)        (7,507)
            Inventories                                  29,494         29,148
            Accounts Payable                            (60,560)       (51,293)
            Other Current Assets and Liabilities         (3,757)       (27,425)
         Other Items Affecting Operations                (6,984)       (18,218)

   Net Cash Flows Provided by Operating Activities      224,301        240,466


CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Plant                                  (93,505)      (114,131)
   Increase in Investments                              (14,575)        (3,432)

   Net Cash Flows Used by Investing Activities         (108,080)      (117,563)


CASH FLOWS FROM FINANCING ACTIVITIES

   Change in Short-Term Debt                             15,747        (40,750)
   Issuance of Common Stock                                  99          5,705
   Issuance of Preferred Stock                              ---         50,000
   Retirement of Preferred Stock                         (1,050)          (800)
   Issuance of Long-Term Debt                               ---        350,000
   Retirement of Long-Term Debt                         (50,800)      (417,429)
   Loss on Reacquired Debt                                6,716          5,097
   Dividends on Preferred and Common Stock              (95,003)       (91,872)
   Change in Dividends Payable                           13,242         13,582
   Other Items Affecting Financing                          675           (527)

   Net Cash Flows Used by Financing Activities         (110,374)      (126,994)

Increase in Cash and Cash Equivalents                     5,847         (4,091)

Cash and Cash Equivalents at beginning of period         46,923         50,369

Cash and Cash Equivalents at end of period              $52,770        $46,278


See Notes to Condensed Consolidated Financial Statements

/TABLE

          PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The accompanying condensed consolidated financial statements reflect the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 112 and SFAS No. 115 described in notes 3 and 4, respectively. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes.
     These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K).

2.   VOLUNTARY RETIREMENT AND SEPARATION INCENTIVE PROGRAMS
     In April 1994, the Company's Board of Directors approved a package of financial incentives that will permit eligible employees to participate in either a Voluntary Retirement Incentive Program (VRIP) or a Voluntary Separation Incentive Program (VSIP).

     All regular, part-time, and intermittent employees who will be 50 years of age and have at least five years of credited service as of December 31, 1995 are eligible for the VRIP. The Company estimates that 2,135 employees are eligible for the VRIP.
     All regular and part-time employees of the Company are eligible, regardless of age or seniority, for the VSIP. Employees who voluntarily separate from the Company will receive three weeks pay per year of credited service in a lump sum payment capped at a maximum of 65 weeks or $100,000, whichever is less. The minimum separation payment will be eight weeks of pay, regardless of years of credited service.
     The election by eligible employees to accept early retirement under the VRIP or separation from the Company under the VSIP must be made between July 5, 1994 and September 16, 1994. Although the cost of the VRIP and VSIP will depend upon the number of employees who accept the package, the Company expects to incur a substantial charge against income in the third quarter of 1994 as a result of these programs.

3.   ACCOUNTING FOR POSTEMPLOYMENT BENEFITS
     Effective January 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires current recognition of the expected costs of the obligation to provide benefits to former or inactive employees during the period after active employment but before retirement. These costs include disability benefits, severance benefits, salary continuation and supplemental unemployment benefits.
This is a change from the previous practice of recognizing the costs of these benefits as they were paid. The Company's transition obligation under SFAS No. 112 was $10.9 million, which represents the previously unrecognized accumulated postemployment benefits obligation. The Company's increased SFAS No. 112 costs for 1994 are estimated to be $1.4 million. The Company expects to recover all increased expenses resulting from the adoption of SFAS No. 112, and accordingly, has deferred all such expenses. As of March 31, 1994, the Company recorded a deferred liability, along with a corresponding deferred asset of $11.3 million, representing the transition obligation plus the incremental SFAS No. 112 cost incurred for the three months ended March 31, 1994.

4.   ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY
     SECURITIES
     Effective January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the fair value of investments in certain debt and equity securities be recorded in the financial statements. The Company recovers from customers the Company's share of the estimated costs for decommissioning its nuclear generating stations. These amounts are deposited in escrow and trust accounts and invested for funding of future costs. As of March 31, 1994, the Company recognized approximately $5 million of unrealized gains using the average cost method, which is recorded as a deferred liability. The Company had no other such investments as of
March 31, 1994.

5. PRIOR YEAR ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS Effective January 1, 1993, the Company adopted SFAS No.
106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 109, "Accounting for Income Taxes." SFAS No. 106 requires the recognition of the expected costs of benefits during the years employees render service, but not later than the date eligible for retirement. SFAS No. 109 requires an asset and liability approach for financial accounting and reporting for income taxes. The Company adopted SFAS No. 106 utilizing the prescribed accrual method and SFAS No. 109 utilizing the cumulative method of adoption.


6.   NUCLEAR FUEL AGREEMENT WITH LONG ISLAND POWER AUTHORITY
(LIPA)

     In March 1993, the Company entered into an agreement with LIPA and other parties, subsequently revised in September 1993, to receive $46 million as compensation for accepting slightly irradiated nuclear fuel from the Shoreham Nuclear Power Station. The Company is to receive the $46 million in installments as the
nuclear fuel shipments are accepted.   As of March 31, 1994, the
Company had received 21 of the expected 33 nuclear fuel shipments.
     The payments from LIPA, in excess of related costs, are being recognized in income. The Company recognized $3 million as other income in the Condensed Consolidated Statement of Income for the three months ended March 31, 1994, and has deferred $7 million of payments received on the Condensed Consolidated Balance Sheet as of March 31, 1994, pursuant to this agreement. The Company estimates that the acquisition of the fuel will result in benefits to the Company's customers of $70 million over the next 12 to 15 years due to reduced fuel-purchase requirements.

7.   SALES OF ACCOUNTS RECEIVABLE
     The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $325 million of designated accounts receivable through January 24, 1996. At March 31, 1994, the Company had sold a $325 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At March 31, 1994, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 3.2%.
     By terms of this agreement, under certain circumstances, a portion of Deferred Limerick Costs may be included in the pool of eligible receivables. At March 31, 1994, $42 million of Deferred Limerick Costs were included in the pool of eligible receivables.

8.   COMMITMENTS AND CONTINGENCIES
     The Price-Anderson Act, as amended (Price-Anderson Act), sets the limit of liability of approximately $9.3 billion, effective March 20, 1994, for claims that could arise from an incident involving any licensed nuclear facility in the nation. The limit is subject to increase to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $76 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation, state premium taxes, and an additional surcharge of 5% if the total amount of claims and legal costs exceeds the basic assessment. If the damages from an incident at a licensed nuclear facility exceed $9.3 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act and the extensive regulation of nuclear safety by the Nuclear Regulatory Commission (NRC) do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.
     Although the NRC requires the maintenance of property insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning, and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that the facility, following an accident, is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan including the identification of all clean-up operations necessary to decontaminate the reactor to either permit the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If the decision is made to decommission the facility, a portion of the insurance proceeds must be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would be in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the amount and the availability of insurance proceeds for the benefit of the Company's bondholders under the Company's Mortgage. Under the terms of the various insurance agreements, the Company could be assessed up to $35 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition.
     The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. The Company's maximum share of any assessment is $17 million per year.
               *          *          *          *
     On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990.
The lawsuit, filed under the Employee Retirement Income Security Act (ERISA), alleges that the Company fraudulently and/or negligently misrepresented or concealed facts concerning the Company's 1990 Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the 1990 Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits. In June 1991, the plaintiffs filed amended complaints adding additional plaintiffs. The lawsuit names the Company, the Company's Service Annuity Plan (SAP) and two Company officers as defendants. The plaintiffs seek approximately $20 million in damages representing, among other things, increased pension benefits and nine months salary pursuant to the terms of the 1990 Early Retirement Plan, as well as punitive damages. On March 24 and 25, 1994, the case was tried in the Eastern District Court on the issue of liability. No decision is expected for several months. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.
     On May 2, 1991, 37 former employees of the Company filed a class action suit against the Company, the SAP and three former Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company from January through June 1987. The lawsuit was filed under ERISA and concerns the August 1, 1987 amendment to the SAP. The plaintiffs claim that the Company concealed or misrepresented the fact that an amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits. The complaint does not specify any dollar amount of damages. On March 24 and 25, 1994, the case was tried in the Eastern District Court on the issue of liability. No decision is expected for several months. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.
               *          *          *          *
     As disclosed in note 3 to Notes to Consolidated Financial Statements for the year ended December 31, 1993, the Company's share of the current estimated cost for decommissioning nuclear generating stations, based on site-specific studies approved for ratemaking purposes by the Pennsylvania Public Utility Commission (PUC), is $643 million expressed in 1990 dollars. As of March 31, 1994, the Company had recovered $156 million from customers which has been deposited in escrow and trust accounts for funding future decommissioning costs. These funds are recorded on the balance sheet as an investment and as a credit to accumulated depreciation.
     As disclosed in note 3 to Notes to Consolidated Financial Statements for the year ended December 31, 1993, the Company recorded an estimated liability and related regulatory asset of $69 million, reflecting the Company's share of the costs of decommissioning and decontamination of the Department of Energy's nuclear enrichment facilities which the Company is required to pay under the National Energy Policy Act of 1992 (Energy Act). The Company is currently recovering this cost in rates through the Energy Cost Adjustment clause.
     The Company believes that the ultimate costs of decommissioning and decontamination of its nuclear generating stations and any assessments under the Energy Act will continue to be recoverable through rates, although such recovery is not assured.
           *          *          *          *
     The Company's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. The Company expects that capital expenditures to construct facilities for compliance with environmental laws and the operating costs of such facilities would be recoverable through the ratemaking process, although such recovery is not assured.
           *          *          *          *
     Under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company or of property contaminated by hazardous substances generated by the Company. The Company owns or leases a substantial number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. The Company is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. An evaluation of all Company sites for potential environmental clean-up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations of these sites to define the nature and extent of the contamination, to determine the necessity of remediation and to identify possible remediation alternatives. As of March 31, 1994, the Company had accrued $18 million for various investigation and remediation costs that currently can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether any such costs will be recoverable through rates or from third parties.
               *          *          *          *
     The Company is involved in various other litigation matters, the ultimate outcomes of which, while uncertain, are not expected to have a material adverse effect on the Company's financial condition.

               *          *          *          *

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
     The Company's construction program is currently estimated
to require expenditures of approximately $575 million for 1994 and $1.5 billion from 1995 to 1997, all of which are expected to be financed from internal sources. The estimated expenditures do not include any amounts for cooling towers at Salem
Generating Station (Salem) that may be required for
environmental reasons. See the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K).
Such construction expenditures, if required, are expected to be substantial and may require external sources of financing. The Company's construction program is subject to periodic review and revision to reflect changes in economic conditions, revised load forecasts and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.
     See note 8 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS," for a discussion of commitments and contingencies relating to environmental matters.
               *          *          *          *
     Pursuant to the terms of the Company's settlement agreement with the PUC relating to the Limerick Unit No. 2 rate case, on April 1, 1994, the Company began sharing in the benefits which result from the operation of Limerick Units No. 1 and No. 2 through retention of 16.5% of energy savings. See "PART I, ITEM
1. BUSINESS, Electric Operations" in the 1993 Form 10-K.
               *          *          *          *
     The Company's electric business, particularly sales to
large industrial customers and off-system sales, continues to be effected by increased competition. In order to reduce costs to enhance its competitive position, on April 13, 1994, the Company's Board of Directors approved a package of financial incentives that will permit eligible employees to participate in either a Voluntary Retirement Incentive Program (VRIP) or a Voluntary Separation Incentive Program (VSIP). See note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS." Although the cost of the VRIP and VSIP will depend upon the number of employees who accept the package, the Company expects to incur a substantial charge against income in the third quarter of 1994 as a result of these programs.
               *          *          *          *
     Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," requires the expected costs of the obligation to provide benefits to former or inactive employees during the period after active employment but before retirement be recognized currently. The Company adopted the provisions of SFAS No. 112 as of January 1, 1994. For additional information concerning SFAS No. 112, see note 3 of Notes to Condensed Consolidated Financial Statements under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS" in this Quarterly Report on Form 10-Q.
               *          *          *          *
     SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires the fair value of investments in certain debt and equity securities be recorded in the financial statements. The Company adopted the provisions of
SFAS No. 115 as of January 1, 1994. For additional information concerning SFAS No. 115, see note 4 of Notes to Condensed Consolidated Financial Statements under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS" in this Quarterly Report on Form 10-Q.
               *          *          *          *
     As of March 31, 1994, the Company and its subsidiaries had $135 million of short-term borrowings outstanding. The Company has formal and informal lines of bank credit aggregating $351 million. As of March 31, 1994, the Company and its subsidiaries had $7 million of short-term investments.
               *          *          *          *
     The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended March 31, 1994 was 4.21 times compared to 3.41 times for the corresponding period ended March 31, 1993. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended March 31,
1994, was 2.44 times compared to 2.10 times for the
corresponding period ended March 31, 1993. For the three months ended March 31, 1994, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.58 times and 3.05 times, respectively.
               *          *          *          *
RESULTS OF OPERATIONS
EARNINGS
     Common stock earnings for the three months ended March 31, 1994 were $0.67 per share, compared to $0.68 per share for the corresponding period ended March 31, 1993. The slight decline in first quarter 1994 earnings was due primarily to a non-recurring federal income tax adjustment which benefited first quarter 1993 results by $0.06 per share. The decrease was partially offset by higher sales in 1994 due to colder weather conditions and a reduction in interest expense and preferred stock dividends resulting from the Company's ongoing debt and preferred stock refinancing program.
               *          *          *          *
OPERATING REVENUES
     Electric revenues increased 2.0% for the three months ended March 31, 1994, compared with the corresponding period ended March 31, 1993 primarily due to increased sales to other utilities and increased retail sales due to colder weather conditions. These increases were partially offset by lower revenues from large commercial and industrial customers and lower fuel-clause revenues.
     Gas revenues increased 22.8% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to increased retail sales due to colder weather conditions and higher fuel-clause revenues. These increases were partially offset by reduced transportation charges primarily due to less gas being used at the Company's Cromby Generating Station.
               *          *          *          *
FUEL AND ENERGY INTERCHANGE EXPENSES
     Fuel and energy interchange expenses increased 16.7% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to increased electric output and gas sendout required to meet customer demand related to colder weather conditions, increased sales to other utilities and increased gas and interchange purchase costs.
               *          *          *          *
OPERATION AND MAINTENANCE EXPENSES
     Operation and maintenance expenses increased 4.6% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to higher employee-related charges and increased transmission system maintenance charges resulting from storm damage, which were partially offset by lower nuclear generating station charges resulting from fewer and shorter refueling and maintenance outages.
               *          *          *          *
DEPRECIATION
     Depreciation expense increased 5.0% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to additions to plant in service.
               *          *          *          *

INCOME TAXES
     Income taxes charged to operating expenses increased 22.7% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to the first quarter 1993 change in estimate to ratably decrease deferred federal income taxes in accordance with the tax-rate decrease mandated by the Tax Reform Act of 1986, lower interest expense allocated to operations in the first quarter of 1994 and a higher federal income tax rate.
               *          *          *          *
OTHER TAXES
     Other taxes charged to operating expenses increased by 3.7% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to increased Pennsylvania gross receipts tax resulting from higher operating revenues.
               *          *          *          *
OTHER INCOME AND DEDUCTIONS
     Other income and deductions increased significantly for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 primarily due to the charge related to the adoption of SFAS No. 109, which reduced first quarter 1993 income, and an increase in revenue from customer service
contracts.     *          *          *          *
TOTAL INTEREST CHARGES
     Total interest charges decreased 9.3% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 due to the refinancing of higher-cost, long-term debt, reductions in total debt and lower interest rates.
               *          *          *          *
PREFERRED DIVIDENDS
     Preferred stock dividends decreased 17.0% for the three months ended March 31, 1994 compared with the corresponding period ended March 31, 1993 due to reductions in preferred stock outstanding and the refinancing of higher-cost preferred stock.
               *          *          *          *

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
     As previously reported in the 1993 Form 10-K, on April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company, the Company's Service Annuity Plan
(SAP) and two Company officers in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990. On March 24 and 25, 1994, the case was tried in the Eastern District Court on the issue of liability. No decision is expected for several months.
               *          *          *          *
     As previously reported in the 1993 Form 10-K, on May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company from January through June 1987. On March 24 and 25, 1994, the case was tried in the Eastern District Court on the issue of liability. No decision is expected for several months.
               *          *          *          *
     As previously reported in the 1993 Form 10-K, attorneys on behalf of two shareholders filed a shareholder derivative action in the Court of Common Pleas of Philadelphia County against several of the Company's present and former officers alleging mismanagement, waste of corporate assets and breach of fiduciary duty in connection with the Company's credit and collections practices. On April 12, 1994, the Company filed a motion for summary judgment seeking termination of the action pursuant to the Board of Directors' resolution of March 14, 1994.
               *          *          *          *
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On April 13, 1994, the Company held its 1994 Annual Meeting of
Shareholders.
     The following Class I directors of the Company were re-elected for terms expiring in 1997:
                                 Votes For     Votes Withheld
     Richard G. Gilmore         185,043,811       3,726,939
     Richard H. Glanton         184,474,839       4,295,911
     Joseph J. McLaughlin       185,374,006       3,396,744
     Corbin A. McNeill, Jr.     185,421,830       3,348,920

     A resolution adopted by the Board of Directors in 1973 provides that a director shall withhold his name from nomination for re-election to the Board of Directors at the Annual Meeting next following his 70th birthday. Pursuant to this resolution, Class I Director Robert D. Harrison, a director since 1970 who is now 70, withheld his name from renomination. As a result, the Board of Directors adopted a resolution setting the number of directors at fourteen, with four directors in Class I.
     Richard A. Ash, a nominee from the floor at the Annual Meeting, received 31,102 votes which were insufficient for election as a director of the Company.
     The incumbent Class II directors, with terms expiring in 1995, are Susan W. Catherwood, Nelson G. Harris, Edithe J. Levit, John M. Palms and Joseph F. Paquette, Jr. The incumbent Class III directors, with terms expiring in 1996, are M. Walter D'Alessio, James A. Hagan, Joseph C. Ladd, Kinnaird R. McKee and Ronald Rubin.
     Other items voted on by holders of common stock at the Annual Meeting were as follows:
  (1) The appointment of the firm of Coopers & Lybrand, independent certified public accountants, as auditors of the Company for 1994 was approved with 185.7 million common shares (83.8% of common shares outstanding) voting for, 1.3 million common shares (0.6% of common shares outstanding) voting against and 1.8 million common shares (0.8% of common shares outstanding) abstaining;
  (2) A shareholder proposal requiring "that no lawyer shall be selected for the PECO slate of endorsed candidates for director that either directly or indirectly derives any compensation from any law firm that provides legal services to PECO" was defeated with 19.1 million common shares (8.6% of common shares outstanding) voting for,
          134.5 million common shares (60.7% of common shares outstanding) voting against and 11.2 million common shares (5.0% of common shares outstanding) abstaining; and 24.0 million common shares (10.8% of common shares outstanding) broker non-votes;
  (3) A shareholder proposal to require the Company to adopt a new energy policy to, among other things, more aggressively expand energy conservation, reduce energy waste and utilize more renewable energy sources was defeated with 11.0 million common shares (5.0% of common shares outstanding) voting for, 142.3 million common shares (64.2% of common shares outstanding) voting against, 11.5 million common shares (5.2% of common shares outstanding) abstaining and 24.0 million common shares (10.8% of common shares outstanding) broker non-votes; and
(4) A shareholder proposal that the Company's Board of Directors take the necessary steps to declassify the Board of Directors for the purpose of director elections was defeated with 53.8 million common shares (24.3% of common shares outstanding) voting for, 103.5 million common shares (46.7% of common shares outstanding) voting against, 7.5 million common shares (3.4% of common shares outstanding) abstaining and 24.0 million common shares (10.8% of common shares outstanding) broker non-votes.
ITEM 5.   OTHER INFORMATION
     As previously reported in the 1993 Form 10-K, in February 1989, the Company, on behalf of the co-owners of Peach Bottom Atomic Power Station (Peach Bottom), filed a proof of loss with Nuclear Electric Insurance Limited (NEIL) for replacement power costs associated with 1983 outages of Unit No. 3. On January 19, 1993, the arbitrators issued a decision in favor of NEIL and denied the Company's claim. On April 19, 1993, the Company filed a motion in the United States District Court for the Southern District of New York to vacate the arbitration decision, which was denied on March 4, 1994.
               *          *          *          *
     As previously reported in the 1993 Form 10-K, on May 21, 1992, the Company filed a request with the Nuclear Regulatory Commission
(NRC) to amend its Facility Operating Licenses for Peach Bottom Units No. 2 and No. 3 to extend the expiration dates to August 2013 and July 2014, respectively, 40 years from the dates of issuance. By letter dated March 28, 1994, the NRC approved the Company's request to extend the license expiration dates.
               *          *          *          *
     The Company has been informed by Public Service Electric and Gas Company (PSE&G) that Salem Unit No. 1 experienced a reactor trip on April 7, 1994 due to excessive grass from the Delaware River clogging the station's intake structure. Subsequent to the trip, a precautionary alert was declared at 1:16 p.m. and this emergency classification was terminated at 8:20 p.m. No abnormal releases of radiation to the environment occurred during the event and there was no threat to the public health and safety. Salem Unit No. 1 has remained out of service while PSE&G and the NRC have investigated the event and PSE&G has implemented remedial actions that must be completed prior to returning the unit to service. PSE&G agreed not to restart the unit until approval is obtained from the NRC.
     On April 7, 1994, the NRC sent an augmented inspection team
(AIT) to Salem to investigate the event. The AIT completed its on-site investigation on April 15, 1994 and presented its preliminary findings at a public meeting held on April 26, 1994. The AIT concluded that the event had challenged the reactor coolant system pressure boundary, that operator error occurred which complicated the event, that management allowed equipment problems to exist which made operations difficult for plant operators, and that some equipment was degraded by the event, but overall the plant performed as designed. The AIT further concluded that operator use of emergency operating procedures was good and that investigation and trouble-shooting efforts were good. PSE&G's investigation of the event has resulted in conclusions similar to those of the AIT. On May 9, 1994, PSE&G and the NRC staff presented their findings to the NRC Commissioners, and PSE&G described the actions it has taken to prepare Salem Unit No. 1 for restart. On May 9, 1994, PSE&G and the NRC staff presented their findings to the NRC Commissioners, and PSE&G described the actions it has taken to prepare Salem Unit No. 1 for restart. On May 11, 1994, United States Senator Joseph Biden, representing Delaware, wrote to the NRC expressing his concerns concerning early restart of the unit and requested assurances "that all outstanding mechanical and management problems have been resolved and that a fine in the maximum amount will be levied upon the licensee." Nevertheless, PSE&G believes that the event has been thoroughly analyzed and that all necessary corrective actions have been identified so as to permit the unit to return to
service. PSE&G expects to request authorization to restart the unit shortly. PSE&G cannot determine what action, if any, the
NRC may take in this matter or when PSE&G will be permitted to restart the unit.
               *          *          *          *
     As previously reported in the 1993 Form 10-K, in 1993, the Pennsylvania Public Utility Commission (PUC) reversed a policy which might have precluded the Company from fully recovering "transition costs" associated with the Federal Energy Regulatory Commission Order 636, which restructured the interstate gas pipeline industry. On January 28, 1994, the Company filed with the PUC to begin recovery of such costs, and, in an order entered on March 24, 1994, the PUC authorized cost recovery to begin on April 1, 1994.
               *          *          *          *
     Effective April 1, 1994, the Energy Cost Adjustment was changed from a credit value of 7.600 mills per kilowatthour (kWh) to a credit value of 5.627 mills per Kwh, which represents increase an increase in annual revenue of approximately $62
million.
*          *          *          *
     As previously reported in the 1993 Form 10-K, on November 4, 1993, the Company and the Office of Consumer Advocate reached an agreement to defer the issue of recovery of $1.3 million relating to one Purchased Gas Cost No. 10 issue involving alleged excess peak-day capacity. In an order entered on April 15, 1994, the agreement was accepted by the PUC.
              *           *           *           *
     As previously reported in the 1993 Form 10-K, on December 1, 1993, the PUC issued an order establishing a special Demand-Side Management cost-recovery mechanism. On April 8, 1994, in response to the Petitions for Reconsideration filed by the Office of Consumer Advocate and the Pennsylvania Energy Office, the PUC entered an order clarifying certain aspects of the "incentive" and "lost revenue" recovery portions of the PUC's December 1, 1993 order. On April 15, 1994, a coalition of large industrial customers filed a petition with the Commonwealth Court of Pennsylvania appealing the PUC's April 8 order.
               *          *          *          *
     On April 28, 1994, the Company filed with the PUC an update of the Company's 20-year Consolidated Integrated Resource Plan (Resource Plan). The Resource Plan represents the Company's assessment of the most economic way to meet customer electric needs while maintaining service reliability. The Resource Plan addresses a range of variables such as changing customer demand, economic growth and fuel costs among other factors and proposes a comprehensive strategy that includes continued operation of existing generation; productivity improvements to existing base-load units; conservation and DSM programs; and new energy resources. Although peak customer demand is expected to grow by 23% during the forecast period, the Company projects no need for new energy resources until 2007.
               *          *          *          *

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)    Exhibits:
               12-1  -   Statement regarding computation of
                         ratio of earnings to fixed charges.
               12-2  -   Statement regarding computation of ratio
                         of earnings to combined fixed charges and preferred stock dividends.
(b)    Reports on Form 8-K (filed during the reporting period):
          Report, dated March 18, 1994, reporting information under "ITEM 5. OTHER EVENTS" regarding management's consideration of a program of financial incentives permitting a voluntary retirement/separation program to be offered to eligible employees.
       Reports on Form 8-K (filed subsequent to the reporting period):
          Report, dated April 14, 1994, reporting information under "ITEM 5. OTHER EVENTS" detailing the terms of the Company's voluntary retirement/separation program being offered to eligible employees.







                           Signatures

   Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         PECO ENERGY COMPANY

                           /s/ Kenneth G. Lawrence
                           --------------------------
                               Kenneth G. Lawrence
                            Senior Vice President and
                             Chief Financial Officer
                            (Principal Financial and
                               Accounting Officer)


Date        May 12, 1994
     --------------------------