Form 10-Q
period 1994-06-30
PECO ENERGY CO
filed 1994-08-12
CIK 78100

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q




       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended....June 30, 1994.............

                                           OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
       For the transition period from............to................


       Commission file number................1-1401................


       ....................PECO Energy Company....................
          (Exact name of registrant as specified in its charter)


       ..........Pennsylvania.................... 23-0970240.......
                 (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)      Identification No.)

       .......2301 Market Street, Philadelphia, PA......19103......
     (Address of principal executive offices)     (Zip Code)

       .......................(215) 841-4000.......................
                  (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  (Box With X)           No  (Open Box)


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The
Company had 221,560,984 shares of common stock outstanding at July 31, 1994.


PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of Dollars)


                                               3 Months Ended               6 Months Ended
                                                  June 30,                     June 30,
                                            ---------------------     -------------------------
                                               1994      1993             1994        1993
                                            --------   --------       ----------  ----------
OPERATING REVENUES
   Electric                                 $  885.4   $  837.5       $  1,807.0  $  1,740.6
   Gas                                          66.2       64.2            273.0       232.6
                                            --------   --------       ----------  ----------
      TOTAL OPERATING REVENUES                 951.6      901.7          2,080.0     1,973.2
                                            --------   --------       ----------  ----------
OPERATING EXPENSES
   Fuel and Energy Interchange                 161.5      139.3            421.3       361.9
   Other Operating                             250.9      204.3            473.6       413.0
   Maintenance                                  86.4       94.2            176.6       184.6
   Depreciation                                109.3      104.3            218.0       207.8
   Income Taxes                                 68.7       65.2            172.4       149.8
   Other Taxes                                  72.0       71.2            155.0       151.2
                                            --------   --------       ----------  ----------
      TOTAL OPERATING EXPENSES                 748.8      678.5          1,616.9     1,468.3
                                            --------   --------       ----------  ----------
      OPERATING INCOME                         202.8      223.2            463.1       504.9
                                            --------   --------       ----------  ----------
OTHER INCOME AND DEDUCTIONS
   Allowance for Other Funds Used
      During Construction                        2.9        3.2              5.0         6.2
   Income Taxes                                 (8.5)      (0.1)           (11.4)       (4.7)
   Other, Net                                   16.8       (1.2)            24.1        (1.1)
                                            --------   --------       ----------  ----------
      TOTAL OTHER INCOME AND DEDUCTIONS         11.2        1.9             17.7         0.4
                                            --------   --------       ----------  ----------
      INCOME BEFORE INTEREST CHARGES           214.0      225.1            480.8       505.3
                                            --------   --------       ----------  ----------
INTEREST CHARGES
   Long-Term Debt                               92.0      111.0            192.0       224.6
   Short-Term Debt                               9.1        9.6             18.8        17.0
                                            --------   --------       ----------  ----------
      TOTAL INTEREST CHARGES                   101.1      120.6            210.8       241.6
   Allowance for Borrowed Funds
      Used During Construction                  (3.1)      (3.2)            (5.4)       (6.3)
                                            --------   ---------      ----------  ----------
      NET INTEREST CHARGES                      98.0      117.4            205.4       235.3
                                            --------   --------       ----------  ----------
NET INCOME                                     116.0      107.7            275.4       270.0
PREFERRED STOCK DIVIDENDS                       10.8       13.2             21.6        26.2
                                            --------   --------       ----------  ----------
      EARNINGS APPLICABLE TO COMMON STOCK   $  105.2   $   94.5       $    253.8  $    243.8
                                            ========   ========       ==========  ==========
AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING (MILLIONS)                      221.5      220.9            221.5       220.7
EARNINGS PER AVERAGE COMMON
   SHARE (DOLLARS)                             $0.48      $0.43            $1.15       $1.10
DIVIDENDS PER COMMON SHARE (DOLLARS)           $0.38      $0.35            $0.76       $0.70

See Notes to Condensed Consolidated Financial Statements

/TABLE

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                                 (Millions of Dollars)
                                                              June 30,            December 31,
                                                               1994                  1993
                                                            (Unaudited)
                                                            -----------           -----------
ASSETS
UTILITY PLANT
   Plant at Original Cost                                   $  14,239.1           $  14,149.0
   Less Accumulated Provision for Depreciation                  4,100.1               3,946.8
                                                            -----------           -----------
                                                               10,139.0              10,202.2
   Nuclear Fuel, Net                                              159.9                 179.5
   Construction Work in Progress                                  428.7                 381.3
   Leased Property, Net                                           167.6                 194.7
                                                            -----------           -----------
                                                               10,895.2              10,957.7
CURRENT ASSETS                                              -----------           -----------
   Cash and Temporary Cash Investments                             52.1                  46.9
   Accounts Receivable, Net
      Customer                                                    108.3                 122.6
      Other                                                        46.1                  47.8
   Inventories, at Average Cost
      Fossil Fuel                                                  63.6                  67.0
      Materials and Supplies                                      125.1                 142.1
   Deferred Income Taxes                                           18.5                  30.2
   Other                                                          191.3                  58.2
                                                            -----------           -----------
                                                                  605.0                 514.8
REGULATORY AND OTHER ASSETS                                 -----------           -----------
   Recoverable Deferred Income Taxes                            2,314.3               2,297.4
   Deferred Limerick Costs                                        422.8                 433.6
   Deferred Non-Pension Postretirement Benefits Costs              66.2                  44.7
   Investments                                                    234.5                 218.6
   Loss on Reacquired Debt                                        333.1                 343.0
   Other                                                          293.9                 222.5
                                                            -----------           -----------
                                                                3,664.8               3,559.8
                                                            -----------           -----------
      TOTAL                                                 $  15,165.0           $  15,032.3
                                                            ===========           ===========
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
   Common Shareholders' Equity
      Common Stock (No Par)                                  $  3,489.3            $  3,488.5
      Other Paid-In Capital                                         1.2                   1.2
      Retained Earnings                                           858.8                 773.7
   Preferred and Preference Stock
      Without Mandatory Redemption                                422.5                 422.5
      With Mandatory Redemption                                   182.1                 186.5
   Long-Term Debt                                               4,876.5               4,884.3
                                                            -----------           -----------
                                                                9,830.4               9,756.7
CURRENT LIABILITIES                                         -----------           -----------
   Notes Payable, Bank                                            181.6                 119.4
   Long-Term Debt Due Within One Year                             183.4                 252.3
   Capital Lease Obligations Due Within One Year                   60.5                  60.5
   Accounts Payable                                               199.4                 242.2
   Taxes Accrued                                                   22.3                  24.9
   Deferred Energy Costs                                           29.7                  48.7
   Interest Accrued                                                90.4                  97.5
   Dividends Payable                                               31.1                  18.4
   Other                                                          132.0                  90.7
                                                            -----------           -----------
                                                                  930.4                 954.6
DEFERRED CREDITS AND OTHER LIABILITIES                      -----------           -----------
   Capital Lease Obligations                                      107.1                 134.2
   Deferred Income Taxes                                        3,468.9               3,386.1
   Unamortized Investment Tax Credits                             374.4                 386.2
   Pension Obligation for Early Retirement Plan                   135.3                 135.3
   Non-Pension Postretirement Benefits Obligation                  77.7                  51.8
   Other                                                          240.8                 227.4
                                                            -----------           -----------
                                                                4,404.2               4,321.0
COMMITMENTS AND CONTINGENCIES (NOTE 7)                      -----------           -----------

                                                            -----------           -----------
      TOTAL                                                 $  15,165.0           $  15,032.3
                                                            ===========           ===========
See Notes to Condensed Consolidated Financial Statements


PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                      6 Months Ended
                                                                         June 30,
                                                            -----------------------------------
                                                              1994                  1993
CASH FLOWS FROM OPERATING ACTIVITIES                        --------              --------
   Net Income                                               $  275.4              $  270.0
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation and Amortization                         255.0                 245.2
         Deferred Income Taxes                                  38.2                  45.9
         Deferred Energy Costs                                 (19.0)                 36.4
         Changes in Working Capital:
            Accounts Receivable                                 16.0                  59.2
            Inventories                                         20.4                  18.1
            Accounts Payable                                   (42.8)                (43.1)
            Other Current Assets and Liabilities              (101.5)               (135.3)
         Other Items Affecting Operations                      (16.0)                (26.8)
                                                            --------              --------
   NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES             425.7                 469.6
                                                            --------              --------

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in Plant                                        (219.0)               (232.8)
   Increase in Investments                                     (15.8)                 (9.1)
                                                            --------              --------
   NET CASH FLOWS USED BY INVESTING ACTIVITIES                (234.8)               (241.9)
                                                            --------              --------

CASH FLOWS FROM FINANCING ACTIVITIES

   Change in Short-Term Debt                                    62.2                 (29.8)
   Issuance of Common Stock                                      0.8                  16.6
   Issuance of Preferred Stock                                   ---                 142.7
   Retirement of Preferred Stock                                (4.3)                (61.1)
   Issuance of Long-Term Debt                                  145.9                 800.0
   Retirement of Long-Term Debt                               (224.1)               (892.0)
   Loss on Reacquired Debt                                       9.9                 (32.9)
   Dividends on Preferred and Common Stock                    (189.9)               (182.3)
   Change in Dividends Payable                                  12.7                  14.4
   Other Items Affecting Financing                               1.1                  (1.4)
                                                            --------              --------
   NET CASH FLOWS USED BY FINANCING ACTIVITIES                (185.7)               (225.8)
                                                            --------              --------
INCREASE IN CASH AND CASH EQUIVALENTS                            5.2                   1.9
                                                            --------              --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                46.9                  50.4
                                                            --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $   52.1              $   52.3
                                                            ========              ========


See Notes to Condensed Consolidated Financial Statements

/TABLE

                      PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION


The accompanying condensed consolidated financial statements are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes.
       These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form
10-K) and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

2.     VOLUNTARY RETIREMENT AND SEPARATION INCENTIVE PROGRAMS
       In April 1994, the Company's Board of Directors approved a package of financial incentives that will permit eligible employees to participate in either a Voluntary Retirement
Incentive Program (VRIP) or a Voluntary Separation Incentive
Program (VSIP).
       All regular, part-time, and intermittent employees who would be 50 years of age and have at least five years of credited service as of December 31, 1995 are eligible for the VRIP. The Company estimates that 2,135 employees are eligible for the VRIP.
       All regular and part-time employees of the Company are eligible, regardless of age or seniority, for the VSIP.
Employees who voluntarily separate from the Company will receive three weeks pay per year of credited service in a lump sum payment capped at a maximum of 65 weeks or $100,000, whichever is less. The minimum separation payment will be eight weeks of pay, regardless of years of credited service.
       The election by eligible employees to accept early retirement under the VRIP or separation from the Company under the VSIP must be made between July 5, 1994 and September 16, 1994. Although the cost of the VRIP and VSIP will depend upon the number of employees who accept the package, the Company expects to incur a substantial charge against income in the third quarter of 1994 as a result of these programs.

3.     SALE OF CONOWINGO POWER COMPANY (COPCO)

       In May 1994, the Company entered into an agreement to sell COPCO, its wholly owned Maryland retail electric subsidiary, to Delmarva Power & Light Company (Delmarva) for $150 million. The transaction also includes a ten-year contract for the Company to sell capacity and energy to Delmarva. The transaction does not include the sale of the Conowingo Hydro-Electric Station which is owned by the Company's wholly owned subsidiary Susquehanna Power Company. The sale is subject to state and federal regulatory approvals.
       COPCO provides electric service to approximately 35,000 customers in portions of Cecil and Harford Counties and has annual revenues of $77.5 million, about 2% of the Company's annual revenues. Except for the gain on the sale, the recognition of which is contingent upon the completion of the sale, the transaction is not expected to materially impact the Company's financial condition.

4.     NUCLEAR FUEL AGREEMENT WITH LONG ISLAND POWER AUTHORITY
(LIPA)

       In March 1993, the Company entered into an agreement with LIPA and other parties, subsequently revised in September 1993, to receive $46.2 million as compensation for accepting nuclear fuel from Shoreham Nuclear Power Station. The Company has received the payments in installments as the nuclear fuel shipments were accepted. As of June 30, 1994, the Company had accepted all of the nuclear fuel shipments, and pursuant to the agreement, earned a $4.2 million bonus as a result of receiving all shipments prior to the September 5, 1994 target date. The Company recognized $21.5 million and $24.6 million representing the payments from LIPA in excess of the related costs as other income in the Condensed Consolidated Statements of Income for the
three and six months ended June 30, 1994, respectively.   The
acquisition of
the fuel will result in estimated benefits to the Company's customers of $70 million over the next 12 to 15 years due to reduced fuel-purchase requirements.

5.     SUBSEQUENT FINANCINGS
       Between July 5 and July 11, 1994, the Company issued $49.2 million of Collateralized Medium-Term Notes with maturities ranging from one to four years and interest rates ranging from 6.05% to 7.41%. Proceeds will be used to redeem on August 15, 1994 all remaining 10.05% Sinking Fund Debentures due May 1, 1998.
       On July 27, 1994, PECO Energy Capital, L.P., a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner, issued 8.85 million 9% Cumulative Monthly Income Preferred Securities, Series A representing limited partnership interests with a stated liquidation value of $25 totaling $221.25 million. The proceeds will be used by PECO energy Capital, L.P. to purchase the Company's Series A Subordinated Debentures and will be applied by the Company to redeem on September 15, 1994 all of the then-outstanding shares of six issues of the Company's Preferred
Stock: $9.875 Series Preferred Stock; $7.85 Series Preferred Stock; $7.80 Series Preferred Stock; $7.75 Series Preferred Stock; $7.325 Series Preferred Stock; and $7.00 Series Preferred Stock.

6.     SALES OF ACCOUNTS RECEIVABLE
       The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $325 million of designated accounts receivable through January 24, 1996. At June 30, 1994, the Company had sold a $325 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At June 30, 1994, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 4.5%.
       By terms of this agreement, under certain circumstances, a portion of Deferred Limerick Costs may be included in the pool of eligible receivables. At June 30, 1994, $40.0 million of Deferred Limerick Costs were included in the pool of eligible receivables.

7.     COMMITMENTS AND CONTINGENCIES
       The Price-Anderson Act, as amended (Price-Anderson Act),
sets the limit of liability of approximately $9.1 billion,
effective June 20, 1994, for claims that could arise from an incident involving any licensed nuclear facility in the nation.
The limit is subject to increase to reflect the effects of
inflation and changes in the number of licensed reactors.  All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a
combination of private insurances of $200 million and mandatory participation in a financial protection pool.  Under the Price-
Anderson Act, all nuclear reactor licensees can be assessed up to
$76 million per reactor per incident, payable at no more than $10 million per reactor per incident per year.  This assessment is subject to inflation, state premium taxes and an additional
surcharge of 5% if the total amount of claims and legal costs exceeds the basic assessment.  If the damages from an incident at a licensed nuclear facility exceed $9.1 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties.  Congress could impose further revenue-raising measures on the nuclear industry to pay claims.  The Price-Anderson Act and the extensive
regulation of nuclear safety by the Nuclear Regulatory Commission
(NRC) do not preempt claims under state law for personal,
property or punitive damages related to radiation hazards.
       Although the NRC requires the maintenance of property
insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station.  The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear
facilities.  These policies require that, following an accident, insurance proceeds first be applied to assure that the facility is in a safe and stable condition and can be maintained in such condition.  Within 30 days of stabilizing the reactor, the
licensee must submit a report to the NRC which provides a clean-
up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to either permit the
resumption of operations or decommissioning of the facility.
Under the Company's insurance policies, insurance proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility.  If the decision is made to decommission the facility, a portion of the insurance proceeds must be allocated to a fund which the Company is required by the
NRC to maintain to provide funds for decommissioning the
facility.  These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would be in the fund if contributions had been made over the normal life of the facility.  The Company is unable to predict what effect these requirements may have on the amount and the availability of
insurance proceeds for the benefit of the Company's bondholders under the Company's Mortgage.  Under the terms of the various insurance agreements, the Company could be assessed up to $35 million for losses incurred at any plant insured by the insurance companies.  The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained.  Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial
condition.
       The Company is a member of an industry mutual insurance
company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station.  The premium for this coverage is subject to assessment for adverse loss experience.  The Company's maximum share of any assessment is $17 million per year.
                           *          *          *          *
       On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the United
States District Court for the Eastern District of Pennsylvania
(Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990.  The lawsuit, filed under the Employee Retirement Income Security Act
(ERISA), alleges that the Company fraudulently and/or negligently misrepresented or concealed facts concerning the Company's 1990
Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the 1990 Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits.  In June 1991, the plaintiffs filed amended complaints adding additional plaintiffs.
The lawsuit names the Company, the Company's Service Annuity Plan
(SAP) and two Company officers as defendants.  The plaintiffs seek approximately $20 million in damages representing, among other things, increased pension benefits and nine months salary pursuant to the terms of the 1990 Early Retirement Plan, as well as punitive damages.  On March 24 and 25, 1994, the case was tried in Eastern District Court on the issue of liability.  On
May 13, 1994, the Eastern District Court issued a decision,
finding the Company liable to all plaintiffs who made inquiries about any early retirement plan after March 12, 1990 and retired prior to April 1990.  On May 26, 1994, the Company appealed the decision to the United States Court of Appeals for the Third
Circuit (Appeals Court), which appeal was denied.  The Eastern
District Court will try the case on the issue of damages.  The ultimate outcome of this matter is not expected to have a
material adverse effect on the Company's financial condition.
                           *          *          *          *
       On May 2, 1991, 37 former employees of the Company filed a class action suit against the Company, the SAP and three former
Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company from January
through June 1987.  The lawsuit was filed under ERISA and
concerns the August 1, 1987 amendment to the SAP.  The plaintiffs claim that the Company concealed or misrepresented the fact that an amendment to the SAP was planned to increase retirement
benefits and, as a consequence, they retired prior to the
amendment to the SAP and were deprived of significant retirement benefits.  The complaint does not specify any dollar amount of
damages.   On March 24 and 25, 1994, the case was tried in
Eastern District Court on the issue of liability.  On May 13,
1994 the Eastern District Court issued a decision, finding the
Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June
1987.  On May 26, 1994, the Company appealed the decision to the
Appeals Court, which appeal was denied.  The Eastern District
Court will try the case on the issue of damages.  The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.
                           *          *          *          *
       As disclosed in note 3 of Notes to Consolidated Financial
Statements for the year ended December 31, 1993, the Company's share of the current estimated cost for decommissioning nuclear generating stations, based on site-specific studies approved for ratemaking purposes by the Pennsylvania Public Utility Commission
(PUC), is $643 million expressed in 1990 dollars.  As of June 30,
1994, the Company had recovered $166.8 million from customers which have been deposited in escrow and trust accounts for
funding future decommissioning costs.  These funds are recorded on the balance sheet as an investment and as a credit to
accumulated depreciation.
       As  disclosed in note 3 of Notes to Consolidated Financial
Statements for the year ended December 31, 1993, the Company recorded an estimated liability and related regulatory asset of
$68.6 million, reflecting the Company's share of the costs of decommissioning and decontamination of the Department of Energy's
(DOE) nuclear enrichment facilities which the Company is required to pay under the National Energy Policy Act of 1992 (Energy Act).
The Company paid the second of 15 installments to the DOE on May
2, 1994, and is currently recovering this cost in rates through the Energy Cost Adjustment clause.
       The Company believes that the ultimate costs of
decommissioning and decontamination of its nuclear generating stations and any assessments under the Energy Act will continue to be recoverable through rates, although such recovery is not assured.
                       *          *          *          *
       The Company's operations have in the past and may in the
future require substantial capital expenditures in order to
comply with environmental laws.  The Company expects that capital expenditures to construct facilities for compliance with
environmental laws and the operating costs of such facilities would be recoverable through the ratemaking process, although such recovery is not assured.
                       *          *          *          *
       Under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental
contamination of property now or formerly owned by the Company or of property contaminated by hazardous substances generated by the
Company.  The Company owns or leases a substantial number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by
substances which are considered hazardous under environmental laws.  The Company is currently involved in a number of
proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.  An evaluation of all Company sites for potential environmental clean-up liability is in progress, including
approximately 20 sites where manufactured gas plant activities may have resulted in site contamination.  Past activities at several sites have resulted in actual site contamination.  The
Company is presently engaged in performing detailed evaluations of these sites to define the nature and extent of the
contamination, to determine the necessity of remediation and to identify possible remediation alternatives.  As of June 30, 1994, the Company had accrued $24.3 million for various investigation and remediation costs that currently can be reasonably estimated.
The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and
remediation costs at these or additional sites identified by the
Company, environmental agencies or others, or whether any such costs will be recoverable through rates or from third parties.
                           *          *          *          *
       The Company is involved in various other litigation matters, the ultimate outcomes of which, while uncertain, are not expected to have a material adverse effect on the Company's financial condition.
                           *          *          *          *
               ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
       The Company's construction program is currently estimated to require expenditures of approximately $535 million for 1994 and
$1.4 billion for 1995 through 1997, all of which are expected to be funded from internal sources.  The estimated expenditures do not include any amounts to comply with the water discharge permit for Salem Generating Station (Salem).  See the Company's Annual
Report on Form 10-K for the year ended December 31, 1993 (1993
Form 10-K) and this Quarterly Report on Form 10-Q under "PART II
- - OTHER INFORMATION, ITEM 5. OTHER INFORMATION."  The Company's
construction program is subject to periodic review and revision to reflect changes in economic conditions, revised load forecasts and other appropriate factors.  Certain facilities under
construction and to be constructed may require permits and
licenses which the Company has no assurance will be granted.
       See note 7 of Notes to Condensed Consolidated Financial
Statements in this Quarterly Report on Form 10-Q under "PART I.
FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS," for a
discussion of commitments and contingencies relating to
environmental matters.
                           *          *          *          *
       As previously reported in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1994 (March 31, 1994 Form 10-Q), pursuant to the terms of the Company's settlement agreement with the Pennsylvania Public Utility Commission (PUC) relating to the
Limerick Generating Station (Limerick) Unit No. 2 rate case, on
April 1, 1994, the Company began sharing in the benefits which result from the operation of Limerick Units No. 1 and No. 2
through retention of 16.5% of energy savings.  Through June 30,
1994, the Company's share of the benefits amounted to $8.6
million.  See "PART I, ITEM 1. BUSINESS, Electric Operations" in
the 1993 Form 10-K.
                           *          *          *          *
       The Company's electric business, including sales to large
industrial customers and off-system sales, continues to be
affected by increased competition.  As previously reported in the
March 31, 1994 Form 10-Q, in order to reduce costs to enhance its competitive position, on April 13, 1994, the Company's Board of
Directors approved a package of financial incentives that will permit eligible employees to participate in either a Voluntary
Retirement Incentive Program (VRIP) or a Voluntary Separation
Incentive Program (VSIP).  See note 2 of Notes to Condensed
Consolidated Financial Statements in this Quarterly Report on
Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL
STATEMENTS."  Although the cost of the VRIP and VSIP will depend upon the number of employees who accept the package, the Company expects to incur a substantial charge against income in the third quarter of 1994 as a result of these programs.
                           *          *          *          *
       As of June 30, 1994, the Company and its subsidiaries had
$181.6  million of short-term borrowings outstanding.  The
Company has formal and informal lines of bank credit aggregating
$351.2 million.  As of June 30, 1994, the Company and its
subsidiaries had no short-term investments.
                           *          *          *          *
       The Company's Ratio of Earnings to Fixed Charges (Mortgage
Method) for the twelve months ended June 30, 1994 was 4.43 times compared to 3.84 times for the corresponding period ended June
30, 1993.  The Company's Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends (Articles of Incorporation
Method) for the twelve months ended June 30, 1994, was 2.40 times compared to 2.24 times for the corresponding period ended June
30, 1993.  For the six months ended June 30, 1994, the Company's
Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of
Earnings to Combined Fixed Charges and Preferred Stock Dividends
(SEC Method) were 3.30 times and 2.80 times, respectively.
                           *          *          *          *
       The Company continues its program to reduce long-term debt and to refinance higher-cost debt and preferred stock.
       On June 23, 1994, the Montgomery County (Pennsylvania)
Industrial Development Authority issued for the benefit of the
Company $95.9 million of floating-rate debt in two series ($82.56 million 1994 Series A due 2029 and $13.34 million 1994 Series B due 2029).  The proceeds, together with $8.5 million of cash provided by the Company, were used to defease all $82.56 million of Montgomery County (Pennsylvania) Industrial Development
Authority 10-1/2% Pollution Control Revenue Bonds, 1985 Series A
(Philadelphia Electric Company Project) and all $13.34 million of
Montgomery County (Pennsylvania) Industrial Development Authority
10-1/2% Pollution Control Revenue Bonds, 1985 Series B
(Philadelphia Electric Company Project).
                           *          *          *          *
       Between July 5 and July 11, 1994, the Company issued $49.2 million of Collateralized Medium-Term Notes with maturities
ranging from one to four years and interest rates ranging from
6.05% to 7.41%.  The total net proceeds (before expenses) to the
Company were $49.2 million and, together with internally
generated funds, will be used to redeem (at 102.75% of the
principal amount plus accrued interest) on August 15, 1994 all remaining $49.6 million of 10.05% Sinking Fund Debentures due May
1, 1998.
                           *          *          *          *
       On July 27, 1994, PECO Energy Capital, L.P., a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner, issued 8.85 million 9%
Cumulative Monthly Income Preferred Securities, Series A, representing limited partnership interests with a stated liquidation value of $25, totaling $221.25 million. The proceeds will be used by PECO Energy Capital, L.P. to purchase the

Company's Series A Subordinated Debentures and will be applied by the Company to redeem on September 15, 1994 all the then-outstanding shares of six series of the Company's Preferred
Stock: $9.875 Series Preferred Stock at $100.00 per share plus accrued dividends; $7.85 Series Preferred Stock at $101.00 per share plus accrued dividends; $7.80 Series Preferred Stock at $101.00 per share plus accrued dividends; $7.75 Series Preferred Stock at $101.00 per share plus accrued dividends; $7.325 Series Preferred Stock at $101.17 per share plus accrued dividends; and $7.00 Series Preferred Stock at $101.00 per share plus accrued dividends.
                           *          *          *          *

RESULTS OF OPERATIONS
EARNINGS
       Common stock earnings for the three and six months ended June 30, 1994 were $0.48 and $1.15 per share, respectively, compared to $0.43 and $1.10 per share for the corresponding periods ended June 30, 1993. The increase in earnings for the second quarter of 1994 was due primarily to the hotter weather conditions in June 1994, which resulted in a $0.10 per share increase compared to the prior year, $0.06 per share resulting from the Company's ongoing debt and preferred stock refinancing program and $0.05 per share related to compensation for accepting nuclear fuel from Shoreham Nuclear Power Station. These increases were partially offset by $0.06 per share from lower non-weather related revenues, $0.05 per share due to obsolete inventory and environmental charges, and $0.05 per share for miscellaneous expenses.
       The increase in earnings for the six months ended June 30, 1994 was due primarily to weather, which resulted in a $0.13 per share increase compared to the prior year, $0.09 per share resulting from the Company's ongoing debt and preferred stock refinancing program and $0.06 per share related to compensation for accepting nuclear fuel from Shoreham Nuclear Power Station. These increases were partially offset by $0.06 per share for the non-recurring federal income tax adjustment which increased 1993 earnings, $0.06 per share due to obsolete inventory and environmental charges, $0.05 per share from lower non-weather related revenues and $0.06 per share for miscellaneous expenses.
                           *          *          *          *
OPERATING REVENUES
       Electric revenues increased 5.7% and 3.8% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993. The increases for the three and six months ended June 30, 1994 were primarily due to increased retail sales due to weather and increased sales to other utilities. These increases were partially offset by lower revenues from large commercial and industrial customers and lower fuel-clause revenues.

       Gas revenues increased 3.1% and 17.4% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993. The increase for the three months ended June 30, 1994 was primarily due to higher fuel-clause revenues. The increase for the six months ended June 30, 1994 was primarily due to increased retail sales due to colder weather conditions in the first quarter of 1994 and higher fuel-clause revenues. These increases were partially offset by reduced transportation charges during the first quarter of 1994 primarily due to less gas being used at the Company's Cromby Generating Station.
                           *          *          *          *
FUEL AND ENERGY INTERCHANGE EXPENSES
       Fuel and energy interchange expenses increased 15.9% and 16.4% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993. The increase for the three months ended June 30, 1994 was primarily due to increased electric output required to meet customer demand related to hotter weather conditions in June 1994 and increased sales to other utilities. The increase for the six months ended June 30, 1994 was primarily due to increased electric output and gas sendout required to meet customer demand related to weather, increased sales to other utilities and increased interchange purchase costs.
                           *          *          *          *
OPERATION AND MAINTENANCE EXPENSES
       Operation and maintenance expenses increased 13.0% and 8.8% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993 primarily due to higher inventory, environmental, customer and employee-related charges, and increased transmission system maintenance charges resulting from storm damage. For the six months ended June 30, 1994, these increases were partially offset by lower nuclear generating station charges resulting from fewer and shorter refueling and maintenance outages.
                           *          *          *          *
DEPRECIATION
       Depreciation expense increased 4.8% and 4.9% for the three and six months ended June 30, 1994, respectively, compared with the corresponding period ended June 30, 1993 primarily due to additions to plant in service.
                           *          *          *          *
INCOME TAXES
       Income taxes charged to operating expenses increased 5.4% and 15.1% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993 primarily due to the first quarter 1993 change in estimate to ratably decrease deferred federal income taxes in accordance with the tax-rate decrease mandated by the Tax Reform

Act of 1986, lower interest expense allocated to operations and a higher federal income tax rate.
                           *          *          *          *
OTHER TAXES
       Other taxes charged to operating expenses increased by 1.1% and 2.5% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993 primarily due to increased Pennsylvania gross receipts tax resulting from higher operating revenues.
                           *          *          *          *
OTHER INCOME AND DEDUCTIONS
       Other income and deductions increased significantly for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993 primarily due to compensation for accepting nuclear fuel from Shoreham Nuclear
Power Station.   In addition, for the six months ended June 30,
1994, other income increased due to the charge related to the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which reduced first quarter 1993 income.
                           *          *          *          *
TOTAL INTEREST CHARGES
       Total interest charges decreased 16.1% and 12.8% for the three and six months ended June 30, 1994, respectively, compared with the corresponding periods ended June 30, 1993 due to the refinancing of higher-cost long-term debt and reductions in total debt.
                           *          *          *          *
PREFERRED DIVIDENDS
       Preferred stock dividends decreased 18.2% and 17.6% for the three and six months ended June 30, 1994 compared with the corresponding periods ended June 30, 1993 due to reductions in preferred stock outstanding and the refinancing of higher-cost preferred stock.
                           *          *          *          *

                               PART II - OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
       As previously reported in the 1993 Form 10-K and March 31, 1994 Form 10-Q, on April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company, the Company's Service Annuity Plan (SAP) and two Company officers in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990. On March 24 and 25, 1994, the case was tried by the Eastern District Court on the issue of liability. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any early retirement plan after March 12, 1990 and retired prior to April 1990. On May 26, 1994, the Company appealed the decision to the United States Court of Appeals for the Third Circuit (Appeals Court), which appeal was denied. The Eastern District Court will try the case on the issue of damages.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K and March 31, 1994 Form 10-Q, on May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company from January through June 1987. On March 24 and 25,

1994, the case was tried by the Eastern District Court on the issue of liability. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June 1987. On May 26, 1994, the
Company appealed the decision to the Appeals Court, which appeal was denied. The Eastern District Court will try the case on the issue of damages.
                           *          *          *          *
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS Information regarding submission of matters to a vote of security holders was presented in the March 31, 1994 Form 10-Q.
                           *          *          *          *
ITEM 5.  OTHER INFORMATION
       On July 8, 1994, the Company's single-hour peak load reached 7,227 megawatts (MW), surpassing the previous peak of 7,100 MW set on July 8, 1993.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, on May 26, 1988, in an action brought by Bucks County against the Neshaminy Water Resources Authority (NWRA) and its board members to enforce an ordinance to enable Bucks County to acquire and manage the NWRA's projects, the Court of Common Pleas for Bucks County
(Court of Common Pleas) ordered the NWRA to transfer its
projects, including the Point Pleasant Project, to Bucks County. Certain intervenors appealed to the Commonwealth Court of Pennsylvania (Commonwealth Court), which dismissed the appeal on procedural grounds. The intervenors filed a petition in the
Court of Common Pleas to cure the procedural defect. On June 15, 1994, the County Commissioners of Bucks County approved the sale of the facilities owned and operated by Bucks County to two local water suppliers. The sale of the facilities is expected to resolve the litigation involving the Point Pleasant Project. The Company anticipates that the sale of the facilities by Bucks County will have no effect on the operation of the supplemental cooling water system for Limerick.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, on February 12, 1988, the Pennsylvania Department of Environmental Resources
(PDER) extended various existing permits and issued new stream encroachment permits and water allocation permits with respect to the supplemental cooling water system for Limerick. Intervenors appealed the February 12, 1988 order to the Environmental Hearing Board (EHB), which dismissed all appeals except certain appeals relating to the erosive impact of the supplemental cooling water system on the East Branch of the Perkiomen Creek (East Branch).
On May 17, 1994, the EHB dismissed the appeals of the February
12, 1988 order, which dismissal was not appealed.  The time for appeal has expired.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, an intervenor appealed from an interim permit extension decision of the PDER on June 26, 1987. On May 25, 1994, the EHB dismissed the appeal of the June 26, 1987 decision, which dismissal was not appealed.
The time for appeal has expired.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, on July 14, 1988, the PDER issued a National Pollutant Discharge Elimination System (NPDES) permit to the Company relating to the discharge of Delaware River water into the East Branch. On July 9, 1994, the EHB dismissed the appeals of the issuance of the Company's NPDES permit. On July 11, 1994, an appeal of the dismissal was filed by at least one of the involved environmental organizations to the Commonwealth Court.
                           *          *          *          *
       On June 29, 1994, the Nuclear Regulatory Commission (NRC) issued its periodic Systematic Assessment of Licensee Performance
(SALP) Report for Peach Bottom Atomic Power Station (Peach
Bottom) for the period November 1, 1992 to April 30, 1994. The Report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four:
Operations; Engineering; Maintenance; and Plant Support.  The
area of Plant Support includes radiological controls, security, emergency preparedness, fire protection, chemistry, and housekeeping. Peach Bottom received a rating of "1," the highest of the three rating categories, in the area of Plant Operations. The areas of Engineering, Maintenance, and Plant Support received ratings of "2." Overall, the NRC found continued improvement in performance during the period. The NRC stated that enhancement in problem identification and resolution, good control of refuelings and outages, and excellent oversight by plant management of day-to-day activities in a manner that ensured safe operation of the units contributed to the improvement. Despite the overall improvement, the NRC noted that some areas require continued management attention and that management needs to continue to encourage plant personnel at all levels to identify existing, and sometimes longstanding, problems so that priorities can be established, and effective corrective actions implemented. The NRC also noted instances of personnel inattention to detail and failure to follow procedures which warranted additional management attention. The Company has taken and is taking actions to address the weaknesses discussed in the SALP Report.
                           *          *          *          *
       In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWR plants take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Peach Bottom Unit No. 3 was examined in October 1993 during the last refueling outage and crack indications were identified at two locations. On November 3, 1993, the Company presented its findings to the NRC and provided justification for continued operation of Unit No. 3 for another 2-year cycle with the crack indications. Initial examinations for Peach Bottom
Unit No. 2 are planned for its next scheduled refueling outage in September 1994. Initial examinations for Limerick Units No. 1 and No. 2 will be developed and scheduled in accordance with industry experience and guidance. The Company is participating in a GE BWR Owners Group to evaluate this issue and develop long-term corrective actions.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K and the March 31, 1994 Form 10-Q, the Company, on behalf of the co-owners of Peach Bottom, filed a proof of loss with Nuclear Electric Insurance Limited (NEIL) for replacement power costs associated with 1983 outages of Unit No. 3. On January 19, 1993, the arbitrators issued a decision in favor of NEIL and denied the Company's claim. On May 9, 1994, the Company filed a motion in the United States District Court for the Southern District of New York to reargue and renewed its motion to vacate or modify the arbitration decision.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, the Company has been informed by Public Service Electric and Gas Company (PSE&G) that in June 1993, the New Jersey Department of Environmental Protection and Energy (NJDEPE) issued a revised draft discharge to surface water permit that would allow Salem to continue to operate without cooling towers and would require certain plant modifications in addition to certain other actions to enhance the ecology of the affected water body. On July 20, 1994, the NJDEPE issued a final five-year permit with essentially the same provisions as the revised draft permit, effective September 1, 1994. The revised draft permit had been opposed by various environmental groups and PSE&G cannot predict whether any appeals of the final permit will be filed. The United States Department of Environmental Protection (EPA) has authority to review the issuance of the final permit by the NJDEPE.
Additional permits from various agencies will be required for implementation of certain of the measures required under the permit, as to which no assurances can be given. The capital cost of complying with the revised draft permit is estimated to be
 $100 million, of which the Company's share would be 42.59%.
                           *          *          *          *
       As previously reported in the Company's Current Report on Form 8-K dated June 16, 1994, the Company has been informed by PSE&G that Salem Unit No. 1 experienced an automatic reactor shutdown on April 7, 1994 due to excessive grass from the
Delaware River clogging the station's water intake structure. On July 6, 1994, the NRC notified PSE&G of six apparent violations associated with the event which were being considered for escalated enforcement: control room command function; failure to identify and correct pre-existing equipment deficiencies; communication of specific information to the NRC at initial declaration; sufficiency of procedural guidance for coping with transients and abnormal plant conditions; adequate measures for identification and control of parts and components; and technical specification time requirements for cooldown. An enforcement conference to discuss PSE&G's view of the apparent violations was held on July 28, 1994 at NRC Region 1 headquarters, at which time the NRC staff expressed its view that PSE&G had not made significant progress in correcting identified deficiencies. The results of the enforcement conference and final determination of the apparent violations are expected within two months. PSE&G cannot predict what action, if any, may be taken by the NRC.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, the Company has been informed by PSE&G that PSE&G has developed an integrated strategy to meet the longer-term, spent-fuel storage needs for Salem. In May 1994, PSE&G received a license from the NRC to replace the existing high-density racks in the spent-fuel storage pools of Salem Units No. 1 and No. 2 with maximum-density racks. The Salem re-racking project is ongoing and is expected to extend the storage capability through March 2008 for Salem Unit No. 1 and March 2012 for Salem Unit No. 2 considering operational full core discharge requirements.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, on March 1, 1993, the Company entered into an agreement with Long Island
Power Authority (LIPA) and other parties to receive 33 shipments of slightly irradiated fuel from Shoreham Nuclear Power Station for use at Limerick. On June 7, 1994, the final shipment was received. Under the agreement, the Company received a $4.2 million bonus as a result of completing the shipments before the September 5, 1994 target date. The bonus payment is in addition to the $46.2 million received as compensation for accepting the fuel.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, under the Nuclear Waste Policy Act of 1982 (NWPA), the federal government was to begin accepting spent fuel for permanent off-site storage no later than 1998. In June 1994, a number of utilities and state agencies, including the PUC, filed a lawsuit against the United States Department of Energy (DOE) seeking a determination of the DOE's legal obligation to accept fuel by 1998.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, the PUC denied current recovery of SFAS No. 106 expense and authorized deferral of expense as a regulatory asset. In cases involving other Pennsylvania utilities, the Commonwealth Court has ruled that SFAS No. 106 expense is recoverable when claimed on a current basis in base-rate proceedings, but may not be deferred for future recovery. Parties to the Commonwealth Court cases have appealed these rulings to the Supreme Court of Pennsylvania.
                           *          *          *          *
       On May 31, 1994, the Company filed Purchased Gas Cost (PGC) No. 11 rates for the period December 1, 1994 through November 30, 1995, which reflect a $0.43 per thousand cubic feet increase in natural gas sales rates or $19.3 million in annual revenues. The request has been assigned to an administrative law judge for investigation.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, by notice issued in December 1987, the EPA notified several entities, including the Company, that they may be potentially responsible parties (PRPs) with respect to wastes resulting from the treatment and disposal of transformers and/or miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site), during the period 1970-72. In May 1994, the PRPs submitted to the EPA a draft remedial investigation and feasibility study which identifies a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material. Although the Company is unable to predict what remedial action will be eventually required by the EPA, the Company estimates at this preliminary stage the cost to remediate the site will be approximately $10 million and could be substantially higher depending upon the remedial alternative chosen by the EPA.
                           *          *          *          *
       As previously reported in the 1993 Form 10-K, the EPA has notified the Company that it is a PRP for part of the cleanup costs at a site (Berks Associates/Douglassville site) where wastes generated by the Company may have been deposited by
others.  A group of approximately 100 PRPs, each with an
allocated share of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. The negotiating committee and the EPA are currently discussing settlement alternatives.
                           *          *          *          *
       On June 13, 1994, the Company's Eddystone Generating Station (Eddystone) Unit No. 3 returned to service after a planned outage to modify the Unit to burn natural gas or oil.

similar modifications for Eddystone Unit No. 4 are expected to begin in the fall of 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)    Exhibits:
               12-1  -            Statement regarding computation of
                                  ratio of earnings to fixed charges.
               12-2  -            Statement regarding computation of ratio
                                  of earnings to combined fixed charges
and
                                  preferred stock dividends.
(b)    Reports on Form 8-K (filed during the reporting period):
             Report, dated May 25, 1994, reporting information under "ITEM 5. OTHER EVENTS" regarding the sale of the Company's Maryland subsidiary, Conowingo Power Company, to Delmarva Power & Light Company.
             Report, dated June 16, 1994, reporting information under "ITEM 5. OTHER EVENTS" concerning a press release issued by Public Service Electric and Gas
             Company regarding Salem Generating Station.
       Reports on Form 8-K (filed subsequent to the reporting period):
             Report, dated July 20, 1994, reporting information under "ITEM 7. EXHIBITS" filing an amended Underwriting Agreement regarding Cumulative Monthly Income Preferred Securities.

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


Date:        August 11, 1994
      -------------------------