Form 10-Q
period 1994-09-30
PECO ENERGY CO
filed 1994-11-09
CIK 78100

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended.....September 30, 1994........

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from............to.................


Commission file number.................1-1401................


.....................PECO Energy Company.....................
(Exact name of registrant as specified in its charter)


............Pennsylvania................... 23-0970240.......
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)         Identification No.)

....2301 Market Street, Philadelphia, PA.........19103.......
  (Address of principal executive offices)     (Zip Code)

......................(215) 841-4000..........................
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The Company had 221,590,984 shares of common stock outstanding on October 31, 1994.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Millions of Dollars)

                                                     3 Months Ended                 9 Months Ended
                                                      September 30,                  September 30,
                                                ------------------------        ------------------------
                                                   1994            1993            1994            1993
                                                --------        --------        --------        --------
OPERATING REVENUES
  Electric                                      $1,000.5        $1,031.2        $2,807.5        $2,771.9
  Gas                                               40.6            41.9           313.6           274.5
                                                --------        --------        --------        --------
    TOTAL OPERATING REVENUES                     1,041.1         1,073.1         3,121.1         3,046.4
                                                --------        --------        --------        --------
OPERATING EXPENSES
  Fuel and Energy Interchange                      146.7           155.0           568.0           517.0
  Other Operating                                  241.0           227.3           714.6           640.4
  Early Retirement and Separation Programs         253.9            --             253.9             --
  Maintenance                                       76.9            89.7           253.5           274.3
  Depreciation                                     110.6           105.6           328.6           313.3
  Income Taxes                                       5.3           128.1           177.7           277.8
  Other Taxes                                       78.2            76.5           233.2           227.7
                                                --------        --------        --------        --------
    TOTAL OPERATING EXPENSES                       912.6           782.2         2,529.5         2,250.5
                                                --------        --------        --------        --------
    OPERATING INCOME                               128.5           290.9           591.6           795.9
                                                --------        --------        --------        --------
OTHER INCOME AND DEDUCTIONS
  Allowance for Other Funds Used
    During Construction                              2.6             3.5             7.6             9.6
  Income Taxes                                      (0.5)            0.6           (11.9)           (4.1)
  Other, Net                                        (1.5)           (0.4)           22.6            (1.5)
                                                --------        --------        --------        --------
    TOTAL OTHER INCOME AND DEDUCTIONS                0.6             3.7            18.3             4.0
                                                --------        --------        --------        --------
    INCOME BEFORE INTEREST CHARGES                 129.1           294.6           609.9           799.9
                                                --------        --------        --------        --------
INTEREST CHARGES
  Long-Term Debt                                    96.5           106.1           288.5           330.7
  Dividends on Preferred Securities
    of Subsidiary                                    3.6             --              3.6             --
  Short-Term Debt                                   10.1            10.2            28.9            27.2
                                                --------        --------        --------        --------
    TOTAL INTEREST CHARGES                         110.2           116.3           321.0           357.9
  Allowance for Borrowed Funds
    Used During Construction                        (3.3)           (3.4)           (8.7)           (9.7)
                                                --------        --------        --------        --------
    NET INTEREST CHARGES                           106.9           112.9           312.3           348.2
                                                --------        --------        --------        --------
NET INCOME                                          22.2           181.7           297.6           451.7
PREFERRED STOCK DIVIDENDS                            9.6            12.0            31.2            38.1
                                                --------        --------        --------        --------
    EARNINGS APPLICABLE TO COMMON STOCK         $   12.6        $  169.7        $  266.4        $  413.6
                                                ========        ========        ========        ========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING (MILLIONS)                           221.6           221.3           221.5           220.9
EARNINGS PER AVERAGE COMMON
  SHARE (DOLLARS)                               $   0.06        $   0.77        $   1.20        $   1.87
DIVIDENDS PER COMMON SHARE (DOLLARS)            $   0.38        $   0.35        $   1.14        $   1.05
See Notes to Condensed Consolidated Financial Statements


PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
                                                                 September 30,                December 31,
                                                                     1994                         1993
                                                                 (Unaudited)
                                                                 -------------                ------------
ASSETS
UTILITY PLANT
  Plant at Original Cost                                         $14,286.0                    $14,149.0
  Less Accumulated Provision for Depreciation                      4,200.1                      3,946.8
                                                                 ---------                    ---------
                                                                  10,085.9                     10,202.2
  Nuclear Fuel, Net                                                  146.4                        179.5
  Construction Work in Progress                                      482.3                        381.3
  Leased Property, Net                                               172.9                        194.7
                                                                 ---------                    ---------
                                                                  10,887.5                     10,957.7
CURRENT ASSETS                                                   ---------                    ---------
  Cash and Temporary Cash Investments                                 46.6                         46.9
  Accounts Receivable, Net
    Customer                                                          78.5                        122.6
    Other                                                            104.8                         47.8
  Inventories, at Average Cost
    Fossil Fuel                                                       86.1                         67.0
    Materials and Supplies                                           121.9                        142.1
  Deferred Income Taxes                                               21.0                         30.2
  Other                                                              183.8                         58.2
                                                                 ---------                    ---------
                                                                     642.7                        514.8
REGULATORY AND OTHER ASSETS                                      ---------                    ---------
  Recoverable Deferred Income Taxes                                2,138.5                      2,297.4
  Deferred Limerick Costs                                            419.2                        433.6
  Deferred Non-Pension Postretirement Benefits Costs                 258.0                         44.7
  Investments                                                        238.1                        218.6
  Loss on Reacquired Debt                                            327.8                        343.0
  Other                                                              286.7                        222.5
                                                                 ---------                    ---------
                                                                   3,668.3                      3,559.8
                                                                 ---------                    ---------
      TOTAL                                                      $15,198.5                    $15,032.3
                                                                 =========                    =========
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
  Common Shareholders' Equity
    Common Stock (No Par)                                        $ 3,490.4                    $ 3,488.5
    Other Paid-In Capital                                              1.2                          1.2
    Retained Earnings                                                778.2                        773.7
  Preferred and Preference Stock
    Without Mandatory Redemption                                     277.5                        422.5
    With Mandatory Redemption                                         92.7                        186.5
  Minority Interest in Preferred Securities of Subsidiary            221.3                          --
  Long-Term Debt                                                   4,797.3                      4,884.3
                                                                 ---------                    ---------
                                                                   9,658.6                      9,756.7
CURRENT LIABILITIES                                              ---------                    ---------
  Notes Payable, Bank                                                 80.1                        119.4
  Long-Term Debt Due Within One Year                                 133.8                        252.3
  Capital Lease Obligations Due Within One Year                       60.5                         60.5
  Accounts Payable                                                   292.1                        242.2
  Taxes Accrued                                                      115.4                         24.9
  Deferred Energy Costs                                               35.7                         48.7
  Interest Accrued                                                   101.9                         97.5
  Dividends Payable                                                   27.1                         18.4
  Other                                                              119.8                         90.7
                                                                 ---------                    ---------
                                                                     966.4                        954.6
DEFERRED CREDITS AND OTHER LIABILITIES                           ---------                    ---------
  Capital Lease Obligations                                          112.4                        134.2
  Deferred Income Taxes                                            3,234.5                      3,386.1
  Unamortized Investment Tax Credits                                 370.8                        386.2
  Pension Obligation for Early Retirement Plans                      252.5                        135.3
  Non-Pension Postretirement Benefits Obligation                     348.6                         51.8
  Other                                                              254.7                        227.4
                                                                 ---------                    ---------
                                                                   4,573.5                      4,321.0
                                                                 ---------                    ---------
COMMITMENTS AND CONTINGENCIES (NOTE 6)
                                                                 ---------                    ---------
      TOTAL                                                      $15,198.5                    $15,032.3
                                                                 =========                    =========
See Notes to Condensed Consolidated Financial Statements
/TABLE

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Millions of Dollars)

                                                                             9 Months Ended
                                                                              September 30,
                                                                    ----------------------------------
                                                                      1994                     1993
                                                                    --------                 --------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income                                                        $297.6                   $  451.7
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation and Amortization                                  386.2                      374.4
      Deferred Income Taxes                                          (24.4)                      69.9
      Deferred Energy Costs                                          (13.0)                      16.4
      Changes in Working Capital:
        Accounts Receivable                                          (12.9)                      (7.0)
        Inventories                                                    1.1                       19.8
        Accounts Payable                                              49.9                      (42.8)
        Other Current Assets and Liabilities                          (1.6)                     (20.0)
      Other Items Affecting Operations                               194.4                       (7.4)
                                                                    -------                  ---------
  NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                    877.3                      855.0
                                                                    -------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in Plant                                               (328.4)                    (389.6)
  Increase in Investments                                            (19.5)                     (14.5)
                                                                    -------                  ---------
  NET CASH FLOWS USED BY INVESTING ACTIVITIES                       (347.9)                    (404.1)
                                                                    -------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Change in Short-Term Debt                                          (39.3)                     (83.1)
  Issuance of Common Stock                                             1.9                       27.8
  Issuance of Preferred Stock                                           --                      142.7
  Retirement of Preferred Stock                                     (238.8)                    (179.8)
  Minority Interest in Preferred Securities of Subsidiary            221.3                         --
  Issuance of Long-Term Debt                                         145.1                    1,519.8
  Retirement of Long-Term Debt                                      (352.8)                  (1,559.1)
  Loss on Reacquired Debt                                             15.2                      (29.7)
  Dividends on Preferred and Common Stock                           (281.5)                    (270.8)
  Change in Dividends Payable                                          8.7                       11.4
  Other Items Affecting Financing                                     (9.5)                     (19.9)
                                                                    -------                  ---------
  NET CASH FLOWS USED BY FINANCING ACTIVITIES                       (529.7)                    (440.7)
                                                                    -------                  ---------
(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                      (0.3)                      10.2
                                                                    -------                  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      46.9                       50.4
                                                                    -------                  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 46.6                   $   60.6
                                                                    =======                  =========


See Notes to Condensed Consolidated Financial Statements
/TABLE

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      BASIS OF PRESENTATION

        The accompanying condensed consolidated financial statements are unaudited, but include all adjustments which the Company considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature except for the recognition of a one-time, pre-tax charge of $254 million in the third quarter of 1994 to recognize costs associated with the Company's Voluntary Retirement and Separation Incentive Programs described in note 2. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes.
        These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K) and the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 (March 31, 1994 Form 10-Q) and June 30, 1994 (June
30, 1994 Form 10-Q).
2.      VOLUNTARY RETIREMENT AND SEPARATION INCENTIVE PROGRAMS
        In April 1994, the Company's Board of Directors approved a package of financial incentives permitting eligible employees to participate in either a Voluntary Retirement Incentive Program
(VRIP) or a Voluntary Separation Incentive Program (VSIP).

        All regular, part-time and intermittent employees who would be 50 years of age and have at least five years of credited service as of December 31, 1995 were eligible for VRIP.
        All regular and part-time employees of the Company, regardless of age or seniority, were eligible for VSIP. Employees who voluntarily separate from the Company under VSIP will receive a lump-sum payment based on years of service.
        The elections by eligible employees to accept VRIP or VSIP
were made between July 5, 1994 and September 16, 1994.   Of the
estimated 2,135 employees eligible for VRIP, 1,474 employees elected to accept early retirement. An additional 1,008 employees elected to separate under VSIP. The retirements and separations will take place in stages through December 31, 1995.
        As a result of VRIP and VSIP, the Company incurred a one-time pre-tax charge of $254 million ($145 million net of taxes) in the third quarter of 1994.  This charge consisted of the following:
$190 million for the actuarially determined pension and other postretirement benefits costs; $51.5 million in cash payments for severance and accrued vacation/sick pay to be paid upon separation;
and $12.5 million for outplacement services costs and, for those electing VSIP, the continuation of benefits for one year.
        In addition, as a result of VRIP and VSIP, the Company accelerated recognition of $180 million of non-pension postretirement benefits obligation. The Company recorded a corresponding regulatory asset as it expects to receive recovery of all non-pension postretirement benefits costs through the
ratemaking process.  This recognition of $180 million of non-
pension postretirement benefits obligation and the recordation of the corresponding regulatory asset did not impact earnings.
3.      SINGLE-ISSUE ELECTRIC BASE RATE INCREASE
        On September 11, 1992, the Company filed with the Pennsylvania Public Utility Commission (PUC) a request for a 1.5% electric base rate increase designed to recover the costs associated with the implementation of Statement of Financial Accounting Standards
(SFAS) No. 106, "Employers' Accounting for Postretirement Benefits
Other Than Pensions."  On September 2, 1993, the PUC issued an order denying the Company current recovery of SFAS No. 106 costs.
The order, however, authorized the Company to defer the additional
SFAS No. 106 expense as a regulatory asset.  On September 30, 1993, the Company filed with the Commonwealth Court of Pennsylvania a petition for review of the PUC's final order.  On October 6, 1994, the Company, the Office of Consumer Advocate (OCA) and a coalition of large industrial customers filed a Joint Petition for Settlement (Joint Petition) to resolve the issues on appeal from the PUC's September 2, 1993 order. On October 13, 1994, the PUC voted to issue a tentative order approving the Joint Petition.
        Under the Joint Petition, the Company will be permitted to increase electric base rates by $25 million per year, effective
January 1, 1995.  The Joint Petition provides that the Company will not file for an increase in retail electric service rates before
April 1, 1999, except under specified circumstances for items such as energy cost adjustments, changes in state taxes, changes in federal taxes, demand side management surcharges, and increases in nuclear plant decommissioning expense or funding requirements and spent nuclear fuel disposal expenses.  The retail electric SFAS No.
106 operating expense, including the annual amortization of the transition obligation (over 18 years) deferred in 1993 and 1994, will be included in the new rates.  Subsequent to the effective date of the settlement and prior to the Company's next base rate case, no portion of retail electric SFAS No. 106 operating expense in excess of the amount allowed to be recovered under the Joint
Petition will be deferred for future rate recovery.  Also,
beginning January 1, 1995, the Company will be required to deposit in escrow and trust accounts funds equivalent to all of its retail electric SFAS No. 106 costs. These costs include amounts charged to operating expense and capitalized on and after January 1, 1995.
          In accordance with the Joint Petition, any of the parties to the Joint Petition may elect to void the settlement in the event current rate recovery of SFAS No. 106 expense is ultimately
disallowed through the OCA's appeal to the Supreme Court of
Pennsylvania of cases involving other Pennsylvania utilities.  In such event, the Company would refund to customers, with interest, any increased base rate amounts collected.
4.      GAS RATE PROCEEDING
        On October 7, 1994, the Company filed a request with the PUC for an accounting order to recognize, with respect to the Company's gas operations, annual SFAS No. 106 costs of $2.8 million, annual manufactured gas plant investigation and remediation costs of $1.5 million and a reduction in annual depreciation accruals of $3.9 million.  The Company proposes to deposit in escrow and trust accounts funds equivalent to all of its SFAS No. 106 costs.  No change in rates is proposed.
5.      SALES OF ACCOUNTS RECEIVABLE
        The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $325 million of designated accounts receivable through January 24, 1996. At
September 30, 1994, the Company had sold a $325 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At September 30,
1994, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5%.
        By terms of this agreement, under certain circumstances, a portion of Deferred Limerick Costs may be included in the pool of eligible receivables. At September 30, 1994, $39.2 million of
Deferred Limerick Costs were included in the pool of eligible receivables.
6.      COMMITMENTS AND CONTINGENCIES
        The Price-Anderson Act, as amended (Price-Anderson Act), sets the limit of liability of approximately $9.0 billion for claims that could arise from an incident involving any licensed nuclear facility in the nation. The limit is subject to increase to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool.  Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $76 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation, state premium taxes and an additional surcharge of 5% if the total amount of claims and legal costs exceeds the basic assessment.  If the damages from an
incident at a licensed nuclear facility exceed $9.0 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act and the extensive regulation of nuclear safety by the Nuclear Regulatory Commission
(NRC) do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.
        Although the NRC requires the maintenance of property
insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that, following an accident, insurance proceeds first be applied to assure that the facility is in a safe and stable condition and can be maintained in such condition.  Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to either permit the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, insurance proceeds not already expended to place the reactor in a stable condition must be used to
decontaminate the facility.  If the decision is made to
decommission the facility, a portion of the insurance proceeds must be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would be in the fund if contributions had been made over the normal life of the facility.
The Company is unable to predict what effect these requirements may have on the amount and the availability of insurance proceeds for the benefit of the Company's bondholders under the Company's mortgage. Under the terms of the various insurance agreements, the Company could be assessed up to $44 million, effective November 15, 1994, for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained.  Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition.
        The Company is a member of an industry mutual insurance
company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station.  The premium for this coverage is subject to assessment for adverse loss experience. The Company's maximum share of any assessment is $14 million per year.
                                      *          *          *          *
        On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990.  The lawsuit, filed under the Employee Retirement Income Security Act (ERISA), alleges that the Company fraudulently and/or negligently
misrepresented or concealed facts concerning the Company's 1990
Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the
1990 Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits. In June 1991, the plaintiffs filed amended complaints adding additional plaintiffs.
The lawsuit names the Company, the Company's Service Annuity Plan
(SAP) and two Company officers as defendants. The plaintiffs seek approximately $20 million in damages representing, among other things, increased pension benefits and nine months salary pursuant to the terms of the 1990 Early Retirement Plan, as well as punitive damages. On March 24 and 25, 1994, the case was tried in Eastern District Court on the issue of liability. On May 13, 1994, the
Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any early
retirement plan after March 12, 1990 and retired prior to April
1990. The Eastern District Court will try the case on the issue of damages. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial
condition.
                                      *          *          *          *
        On May 2, 1991, 37 former employees of the Company filed a class action suit against the Company, the SAP and three former
Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company between January and
June 1987.  The lawsuit was filed under ERISA and concerns the
August 1, 1987 amendment to the SAP. The plaintiffs claim that the Company concealed or misrepresented the fact that an amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits.  The complaint
does not specify any dollar amount of damages.   On March 24 and
25, 1994, the case was tried in Eastern District Court on the issue of liability.  On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June 1987.  The Eastern District Court will try the case on the issue of damages.  The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.
                                      *          *          *          *
        As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1993, the Company's share of the current estimated cost for decommissioning nuclear generating stations, based on site-specific studies approved for ratemaking purposes by the PUC, is $643 million expressed in 1990 dollars. The Company is currently recovering in rates costs for future nuclear decommissioning, which amounts are deposited in escrow and trust accounts. As of September 30, 1994, these funds together with investment earnings thereon amounted to $173.5 million, which amount is recorded on the balance sheet as an investment and as a credit to accumulated depreciation.
        As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1993, the Company recorded an estimated liability and related regulatory asset of
$68.6 million, reflecting the Company's share of the costs of decommissioning and decontamination of the Department of Energy's
(DOE) nuclear enrichment facilities which the Company is required to pay under the National Energy Policy Act of 1992 (Energy Act).
The Company is paying its share of such costs on an installment basis through 2006 and is currently recovering these costs in rates through the Energy Cost Adjustment clause.
        The Company believes that the ultimate costs of
decommissioning and decontamination of its nuclear generating stations and any assessments under the Energy Act will continue to be recoverable through rates, although such recovery is not
assured.
                                  *          *          *          *
        The Company's operations have in the past and may in the
future require substantial capital expenditures in order to comply with environmental laws.  The Company expects that capital
expenditures to construct facilities for compliance with
environmental laws and the operating costs of such facilities would be recoverable through the ratemaking process, although such recovery is not assured.
                                  *          *          *          *
        Under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company or of property contaminated by hazardous substances generated by the Company. The Company owns or leases a substantial number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws.
The Company is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. An evaluation of all Company sites for potential environmental clean-
up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations of these sites to define the nature and extent of the contamination, to determine the necessity of remediation and to identify possible remediation alternatives. As of September 30, 1994, the Company had accrued $23.7 million for various investigation and remediation costs that currently can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional
investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether any such costs will be recoverable through rates or from third parties.
                                      *          *          *          *
        The Company is involved in various other litigation matters, the ultimate outcomes of which, while uncertain, are not expected to have a material adverse effect on the Company's financial condition.
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
        The Company's construction program is currently estimated to require expenditures of approximately $535 million for 1994 and
$1.4 billion for 1995 through 1997, all of which are expected to be funded from internal sources. The estimated expenditures do not include any amounts to comply with the water discharge permit for
Salem Generating Station (Salem).  See the Company's Annual Report
on Form 10-K for the year ended December 31, 1993 (1993 Form 10-K), the Quarterly Report on Form 10-Q for the quarter ended June 30,
1994 (June 30, 1994 Form 10-Q), and this Quarterly Report on Form
10-Q under "PART II - OTHER INFORMATION, ITEM 5. OTHER
INFORMATION."  The Company's construction program is subject to periodic review and revision to reflect changes in economic
conditions, revised load forecasts and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.
        See note 6 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS," for a
discussion of commitments and contingencies relating to
environmental matters.
                                      *          *          *          *
        On October 24, 1994, the Board of Directors of the Company
voted to increase the Company's quarterly common stock dividend from $0.38 per share to $0.405 per share.  The higher dividend will be payable December 16, 1994 to shareholders of record on November
9, 1994.  The new annual common stock dividend level will be $1.62 per share.
*        *        *        *
        As previously reported in the June 30, 1994 Form 10-Q,
pursuant to the terms of the Company's settlement agreement with the Pennsylvania Public Utility Commission (PUC) relating to the Limerick Generating Station (Limerick) Unit No. 2 rate case, on
April 1, 1994, the Company began sharing in the benefits which result from the operation of Limerick Units No. 1 and No. 2 through retention of 16.5% of energy savings. Through September 30, 1994, the Company's share of the benefits amounted to $22.0 million. See "PART I, ITEM 1. BUSINESS, Electric Operations" in the 1993 Form
10-K.
                                      *          *          *          *
        The Company's electric business, including sales to large industrial customers and off-system sales, continues to be affected by increased competition.  As previously reported in the June 30,
1994 Form 10-Q, in order to reduce costs to enhance its competitive position, on April 13, 1994, the Company's Board of Directors
approved a package of financial incentives that permitted eligible employees to participate in either a Voluntary Retirement Incentive Program (VRIP) or a Voluntary Separation Incentive Program (VSIP).
As a result of the programs, the Company incurred a one-time, pre-
tax charge of $254 million ($145 million net of taxes) in the third quarter of 1994. See note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under
"PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS."
                                      *          *          *          *
        On October 13, 1994, the PUC voted to issue a tentative order approving a Joint Petition for Settlement (Joint Petition), under which the Company will be permitted to increase electric base rates by $25 million per year, effective January 1, 1995.  The Joint
Petition provides that the Company will not file for an increase in retail electric service rates before April 1, 1999, except under specified circumstances for items such as energy cost adjustments, changes in state taxes, changes in federal taxes, demand side management surcharges, and increases in nuclear plant
decommissioning expense or funding requirements and spent nuclear fuel disposal expenses.  See note 3 of Notes to Condensed
Consolidated Financial Statements in this Quarterly Report on Form
10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL
STATEMENTS."
                      *          *          *          *
              As of September 30, 1994, the Company and its subsidiaries had $80.1 million of short-term borrowings outstanding. The
Company has formal and informal lines of bank credit aggregating
$351.2 million. As of September 30, 1994, the Company and its subsidiaries had no short-term investments.
                                      *          *          *          *
        The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended September 30, 1994 was 3.47 times compared to 3.73 times for the corresponding period ended September 30, 1993. The Company's Ratio of Earnings to Combined
Fixed Charges and Preferred Stock Dividends (Articles of
Incorporation Method) for the twelve months ended September 30,
1994, was 2.08 times compared to 2.38 times for the corresponding period ended September 30, 1993.  For the nine months ended
September 30, 1994, the Company's Ratio of Earnings to Fixed
Charges (SEC Method) and Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends (SEC Method) were 2.61 times and 2.23 times, respectively.
                                      *          *          *          *
RESULTS OF OPERATIONS
EARNINGS
        Common stock earnings for the three and nine months ended September 30, 1994 were $0.06 and $1.20 per share, respectively, compared to $0.77 and $1.87 per share for the corresponding periods ended September 30, 1993. The decrease in earnings for the third quarter of 1994 was due primarily to a one-time charge of $0.65 per share associated with VRIP and VSIP. Also contributing to the decrease in earnings were a decrease in retail sales due to cooler summer weather conditions which decreased earnings by $0.05 per share; lower revenue from large commercial and industrial customers which decreased earnings by $0.02 per share; and lower revenue from sales to other utilities which decreased earnings by $0.02 per share.  These decreases were partially offset by the Company's share of fuel savings resulting from the operation of Limerick as provided by the 1991 Limerick Settlement Agreement, which increased earnings by $0.03 per share compared to the corresponding period ended September 30, 1993.
        The decrease in earnings for the nine months ended September
30, 1994 was due primarily to the one-time charge of $0.65 per share associated with VRIP and VSIP.  Also contributing to the decrease in earnings were a $0.06 per share non-recurring federal income tax adjustment which increased 1993 earnings and other strategic and non-recurring operation and maintenance charges which decreased earnings by $0.08 per share. These decreases were partially offset by a $0.12 per share increase resulting from the Company's ongoing debt and preferred stock refinancing program.
                                      *          *          *          *
OPERATING REVENUES
        Electric revenues decreased 3.0% for the three months ended September 30, 1994 and increased 1.3% for the nine months ended September 30, 1994 compared with the corresponding periods ended September 30, 1993. The decrease for the three months ended
September 30, 1994 was primarily due to decreased sales to other utilities and decreased retail sales due to cooler summer weather conditions. The increase for the nine months ended September 30,
1994 was primarily due to increased retail sales due to weather and increased sales to other utilities. These increases were partially offset by lower fuel-clause revenues.
        Gas revenues decreased 3.1% for the three months ended
September 30, 1994 and increased 14.2% for the nine months ended September 30, 1994 compared with the corresponding periods ended September 30, 1993. The decrease for the three months ended
September 30, 1994 was primarily due to lower transportation charges which were partially offset by higher fuel-clause revenues.
The increase for the nine months ended September 30, 1994 was primarily due to increased retail sales due to colder weather conditions in the first quarter of 1994 and higher fuel-clause revenues.
                                      *          *          *          *
FUEL AND ENERGY INTERCHANGE EXPENSES
        Fuel and energy interchange expenses decreased 5.4% for the three months ended September 30, 1994 and increased 9.9% for the nine months ended September 30, 1994 compared with the
corresponding periods ended September 30, 1993.  The decrease for the three months ended September 30, 1994 was primarily due to decreased electric output and gas sendout resulting from cooler summer weather conditions and decreased sales to other utilities.
The increase for the nine months ended September 30, 1994 was primarily due to increased electric output and gas sendout required to meet customer demand related to weather conditions in the first half of 1994, increased sales to other utilities and increased interchange purchase costs.
                                      *          *          *          *
OPERATION AND MAINTENANCE EXPENSES
        Operation and maintenance expenses increased 44.5% and 25.1%
for the three and nine months ended September 30, 1994,
respectively, compared with the corresponding periods ended
September 30, 1993 primarily due to a one-time, pre-tax charge of
$254 million in the third quarter of 1994 associated with VRIP and
VSIP. In addition, operation and maintenance expenses for the nine months ended September 30, 1994 also increased due to higher environmental, customer and employee-related charges, and increased transmission system maintenance charges resulting from storm damage. These increases were partially offset by lower nuclear generating station charges resulting from fewer and shorter refueling and maintenance outages.
                                      *          *          *          *
DEPRECIATION
        Depreciation expense increased 4.8% and 4.9% for the three and nine months ended September 30, 1994, respectively, compared with the corresponding periods ended September 30, 1993 primarily due to additions to plant in service.
                                      *          *          *          *
INCOME TAXES
        Income taxes charged to operating expenses decreased 95.9% and 36.0% for the three and nine months ended September 30, 1994, respectively, compared with the corresponding periods ended
September 30, 1993 primarily due to the tax effect of charges for
VRIP and VSIP and lower operating income.  The decrease for the nine months ended September 30, 1994 was partially offset by the first quarter 1993 change in estimate to ratably decrease deferred federal income taxes in accordance with the tax-rate decrease mandated by the Tax Reform Act of 1986 and lower interest expense allocated to operations.
                                      *          *          *          *
OTHER TAXES
        Other taxes charged to operating expenses increased 2.2% and 2.4% for the three and nine months ended September 30, 1994, respectively, compared with the corresponding periods ended
September 30, 1993 primarily due to increased Pennsylvania gross receipts tax resulting from higher operating revenues subject to the tax.
                                      *          *          *          *
OTHER INCOME AND DEDUCTIONS
        Other income and deductions decreased for the three months ended September 30, 1994 and increased for the nine months ended September 30, 1994 compared with the corresponding periods ended September 30, 1993. The decrease for the three months ended
September 30, 1994 was primarily due to losses incurred by the
Company's non-utility subsidiaries.  The increase for the nine months ended September 30, 1994 was primarily due to compensation for accepting nuclear fuel from Shoreham Nuclear Power Station and to the charge related to the adoption of SFAS No. 109, "Accounting for Income Taxes," which reduced first quarter 1993 income.
                                      *          *          *          *
TOTAL INTEREST CHARGES
        Total interest charges decreased 5.3% and 10.3% for the three and nine months ended September 30, 1994, respectively, compared with the corresponding periods ended September 30, 1993 due to the refinancing of higher-cost long-term debt and reductions in total debt.
                                      *          *          *          *
PREFERRED DIVIDENDS
        Preferred stock dividends decreased 20.0% and 18.1% for the three and nine months ended September 30, 1994, respectively, compared with the corresponding periods ended September 30, 1993 due to reductions in preferred stock outstanding and the
refinancing of higher-cost preferred stock.
                                      *          *          *          *
                                          PART II - OTHER INFORMATION
ITEM 5.  OTHER INFORMATION
        On September 26, 1994, the Company's Board of Directors
elected Robert Subin as a director for a term expiring in April
1997.  Mr. Subin is a senior vice president of Campbell Soup
Company and president of its bakery and confectionery division.
His election expands the Company's Board of Directors to 15
members.
                                 *          *          *          *
        As previously reported in the 1993 Form 10-K, by letter dated December 8, 1992, the Nuclear Regulatory Commission (NRC) imposed a civil penalty of $25,000 on the Company based upon a decision by a United States Department of Labor Administrative Law Judge that the Company's security subcontractor unlawfully discriminated against one of its former employees. Although the security subcontractor and the former employee settled the matter, on August
4, 1994, the NRC issued an order confirming the civil penalty, which has been paid by the Company.
                                      *          *          *          *
        As previously reported in the June 30, 1994 Form 10-Q, initial examinations of Unit No. 2 at Peach Bottom Atomic Power Station for
core shroud seam weld cracks were planned for the Unit's September
1994 refueling outage.  In September 1994, Unit No. 2 was examined and the Company determined that no corrective actions were
necessary to operate Unit No. 2 for another two-year cycle.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K, by letter dated June 23, 1993, the Company submitted a request to the NRC to rerate the authorized maximum reactor core power levels of both Peach
Bottom units by 5% to 3,458 megawatts thermal (Mwt) from the current limits of 3,293 Mwt.  By letter dated October 18, 1994, the
NRC approved the Company's request.  The amendment of the Unit No.
2 facility operating license was effective upon the date of the NRC approval letter. The amendment of the Unit No. 3 facility operating license will be effective upon completion of the implementation of associated hardware changes, which are to be completed during Unit No. 3's next refueling outage scheduled for the fall of 1995.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K and the June 30, 1994 Form 10-Q, the Company has been informed by Public Service
Electric and Gas Company (PSE&G) that in June 1993, the New Jersey Department of Environmental Protection and Energy (NJDEPE) issued a revised draft discharge to surface water permit that would allow
Salem to continue to operate without cooling towers and would require certain plant modifications in addition to certain other actions to enhance the ecology of the affected water body.  The final five-year permit, with essentially the same provisions as the revised draft permit, was issued on July 20, 1994. Certain environmental groups and other entities including the State of
Delaware have filed requests for hearings with the NJDEPE
challenging the final permit.  The NJDEPE granted the hearing requests on certain of the issues and PSE&G has been named as a respondent along with the NJDEPE in these matters. The matters are pending in the New Jersey Office of Administrative Law. The United States Environmental Protection Agency (EPA), which has authority to review the final permit issued by the NJDEPE, has completed its review and has not raised any objections. PSE&G is implementing
the final permit.   Additional permits from various state and
federal agencies will be required for implementation of certain of the measures required under the permit, as to which no assurances can be given.  The capital cost of complying with the final permit is estimated to be $100 million, of which the Company's share would be 42.59%.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K and the June 30, 1994 Form 10-Q, on July 9, 1994, the Environmental Hearing Board dismissed the appeals of the issuance of the Company's National Pollutant Discharge Elimination System (NPDES) permit relating to the discharge of Delaware River water into the East Branch of the Perkiomen Creek (East Branch). On July 11, 1994, an appeal of the dismissal was filed by an environmental organization to the
Commonwealth Court of Pennsylvania (Commonwealth Court). The Commonwealth Court has consolidated the appeals from the Company's
NPDES permit for discharges into the East Branch.
                                      *          *          *          *
        As previously reported in the June 30, 1994 Form 10-Q, on May 31, 1994, the Company filed Purchased Gas Cost (PGC) No. 11 rates reflecting a $0.43 per thousand cubic feet (mcf) increase in sales rates, proposed to become effective December 1, 1994. A settlement has been reached that would, upon PUC approval, effect a $0.37 per mcf increase or $20 million in annual revenue, effective December
1, 1994.
                                      *          *          *          *
        On October 7, 1994, the Company filed a request with the PUC for an accounting order to recognize, with respect to the Company's gas operations, annual SFAS No. 106 costs of $2.8 million, annual manufactured gas plant investigation and remediation costs of $1.5 million and a reduction in annual depreciation accruals of $3.9 million.  The Company proposes external funding of SFAS No. 106 costs.  No change in rates is proposed.
                                      *          *          *          *
        On July 8, 1994, the Company filed State Tax Adjustment Surcharge (STAS) No. 4 to electric rates. STAS No. 4, which became effective July 21, 1994, sets a credit value of 0.15% on all electric service, replacing the prior rate of 0.0%.
                                      *          *          *          *
        On July 8, 1994, the Company filed STAS No. 37 to gas rates. STAS No. 37, which became effective July 21, 1994, sets a credit value of 0.03% on all gas service, replacing the prior rate of
0.0%.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K and the June 30, 1994 Form 10-Q, in December 1987, the EPA notified several entities, including the Company, that they may be potentially responsible parties (PRPs) with respect to waste resulting from the treatment and disposal of transformers and/or miscellaneous electrical equipment at a site located in Philadelphia,
Pennsylvania (the Metal Bank of America Site), during the period 1970-72. On October 14, 1994, the PRPs submitted to the EPA the remedial investigation and feasibility study required by the
Consent Order which presents the results of the site investigation and identifies a range of possible remedial alternatives for the site. These alternatives range from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million.  Although the Company is unable to predict which remedial alternative will eventually be required by the EPA, preliminary indications are that the costs to remediate the site could be approximately $25 million and could be higher depending upon the remedial alternative chosen by the EPA. The
Company is unable to predict at this time the Company's share of such costs.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K and the June 30, 1994 Form 10-Q, the EPA has notified the Company that it is a PRP for part of the clean up costs at a site (Berks Associates/ Douglassville Site) where waste generated by the Company may have been deposited by others.  A group of approximately 100 PRPs, each with an allocated share of less than 1% percent, including the
Company, have formed a negotiation committee to attempt to reach a settlement with the EPA. Based upon discussions between the committee and the EPA, it appears that the Company's share of the settlement costs could be between $600,000 and $1.1 million if a settlement is reached with the EPA and if the Company chooses to participate in the settlement.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K, in November
1986, the EPA notified over 800 entities including the Company that they may be PRPs with respect to the Maxey Flats disposal site, a low level radioactive waste site near Moorehead, Kentucky.  The
Steering Committee, of which the Company is a member, has been negotiating with the EPA to determine the role of the Steering
Committee in implementing the selected remedy at this site. A settlement has been reached among the federal and private PRPs, the Commonwealth of Kentucky and the EPA concerning their respective roles and responsibilities in conducting remedial activities at the site. Under the settlement, the private PRPs will perform the initial remedial work at the site and the Commonwealth of Kentucky will assume responsibility for long-range maintenance and final remediation of the site. The Company estimates that it will be responsible for $600,000 of the remediation costs to be incurred by the private PRPs in implementing the remedial activities for which the private PRPs have agreed to be responsible.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K, in March 1994, the Company received a notice from the EPA that it may be a de minimus PRP with respect to hazardous substances deposited by a third party at a site (Jack's Creek/Sitkin Smelting Facility)
located in Mifflin County, Pennsylvania. The Company has signed an agreement with the EPA to pay $6,000 to settle this matter. The settlement is contingent upon final approval of the United States Assistant Attorney General.
                                      *          *          *          *
        As previously reported in the 1993 Form 10-K, on June 4, 1993, the Company executed a Corrective Action Order from the EPA under the Resource Conservation and Recovery Act relating to a site located along the Delaware River in Chester County, Pennsylvania which had previously been leased to Chem Clear, Inc.  The Company has signed an agreement with the successor corporation of Chem
Clear, Inc. under which the successor corporation will be
responsible for 75% of the costs associated with the Corrective
Action Order and the Company will be responsible for the remaining
25%.  The Company estimates that compliance with the Corrective
Action Order will cost $2 million over a period of five years.
Until completion of the required investigation, the Company is unable to predict the nature and cost of any potential remediation.
                                      *          *          *          *
        On October 28, 1994, the Company's Eddystone Generating
Station (Eddystone) Unit No. 4 began a planned outage to modify the Unit to burn natural gas or oil. Similar modifications for Eddystone Unit No. 3 were completed in June 1994. It is expected that Unit No. 4 will be out of service until January 6, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)    Exhibits:
     12-1 -      Statement regarding computation of
                 ratio of earnings to fixed charges.
     12-2 -      Statement regarding computation of ratio
                 of earnings to combined fixed charges and
                 preferred stock dividends.
     27   -      Financial Data Schedule.
(b)    Reports on Form 8-K (filed during the reporting period):
                 Report, dated July 20, 1994, reporting information under "ITEM 7. EXHIBITS" filing an amended Underwriting
                 Agreement regarding Cumulative Monthly Income Preferred
                 Securities.

                 Report, dated September 19, 1994, reporting information under "ITEM 5. OTHER EVENTS" concerning information regarding the Company's Voluntary Retirement Incentive Program and Voluntary Separation Incentive Program.

                 Report, dated September 28, 1994, reporting information under "ITEM 5. OTHER EVENTS" concerning information regarding the Company's Voluntary Retirement Incentive Program and Voluntary Separation Incentive Program.

       Reports on Form 8-K (filed subsequent to the reporting period):
                 Report, dated October 7, 1994, reporting information under "ITEM 5. OTHER EVENTS" regarding the filing with the Pennsylvania Public Utility Commission to recover Statement of Financial Accounting Standards No. 106 costs.

                 Report, dated October 13, 1994, reporting information under "ITEM 5. OTHER EVENTS" regarding Pennsylvania Public Utility Commission approval of the Company's request to recover Statement of Financial Accounting Standards No. 106 costs.







                                                  Signatures

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


Date:     November 9, 1994
      -------------------------