Form 10-K
PECO ENERGY CO
filed 1995-03-24
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ___________________
                         Commission File Number 1-1401

                              PECO ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

                Pennsylvania                            23-0970240
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                P.O. Box 8699
             2301 Market Street,
              Philadelphia, PA             (215) 841-4000               19101
           (Address of principal    (Registrant's telephone number,  (Zip Code)
             executive offices)         including area code)


          Securities registered pursuant to Section 12(b) of the Act:

PECO Energy Company (Securities below are registered on the New York and Philadelphia Stock Exchanges)

     First and Refunding Mortgage Bonds:
6 1/8% Series due 1997       5 5/8% Series due 2001     7 1/8% Series due 2023
5 3/8% Series due 1998       6 1/2% Series due 2003     7 3/4% Series 2 due 2023
7 1/2% Series due 1999       6 3/8% Series due 2005     7 1/4% Series due 2024

     Cumulative Preferred Stock - without par value:
$7.96 Series                    $4.40 Series            $3.80 Series
$4.68 Series                    $4.30 Series

     Common Stock - without par value

PECO Energy Capital, L.P. (a partnership of which a wholly owned subsidiary of the Company is the general partner) Cumulative Monthly Income Preferred Securities, Series A - without par value (Registered on the New York Stock Exchange)

          Securities registered pursuant to Section 12(g) of the Act:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $5,925,585,451 at January 31, 1995.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Common Stock - without par value: 221,608,984 shares outstanding at January 31, 1995.

                 DOCUMENTS INCORPORATED BY REFERENCE (In Part)
     Annual Report of PECO Energy Company to Shareholders for the year 1994 is incorporated in part in Parts I, II and IV hereof, as specified herein.
       Proxy Statement of PECO Energy Company in connection with its 1995
             Annual Meeting of Shareholders is incorporated in part
                    in Part III hereof, as specified herein.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                               TABLE OF CONTENTS

                                                                                                                 Page No.
PART I
     ITEM 1.        BUSINESS..........................................................................................1
                    The Company.......................................................................................1
                    Electric Operations...............................................................................1
                         General......................................................................................1
                         Limerick Generating Station..................................................................4
                         Peach Bottom Atomic Power Station............................................................6
                         Salem Generating Station.....................................................................7
                    Fuel .............................................................................................8
                         Nuclear......................................................................................9
                         Coal........................................................................................10
                         Oil.........................................................................................11
                         Natural Gas.................................................................................11
                    Gas Operations...................................................................................11
                    Segment Information..............................................................................12
                    Rate Matters.....................................................................................12
                    Construction.....................................................................................14
                    Capital Requirements and Financing Activities....................................................15
                    Employee Matters.................................................................................17
                    Environmental Regulations........................................................................18
                         Water.......................................................................................18
                         Air.........................................................................................19
                         Solid and Hazardous Waste...................................................................20
                         Costs.......................................................................................23
                    Competition......................................................................................23
                    Executive Officers of the Registrant.............................................................25
     ITEM 2.        PROPERTIES.......................................................................................28
     ITEM 3.        LEGAL PROCEEDINGS................................................................................30
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................31
PART II
     ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS.................................................................31
     ITEM 6.        SELECTED FINANCIAL DATA..........................................................................31
     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.........................................................31
     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................32
     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................................32
PART III
     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................32
     ITEM 11.       EXECUTIVE COMPENSATION...........................................................................32
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT..................................................................................32
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................32
PART IV
     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                         FORM 8-K....................................................................................33
                    Financial Statements and Financial Statement Schedule............................................33
                    REPORT OF INDEPENDENT ACCOUNTANTS................................................................34
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS..................................................35
                    Exhibits.........................................................................................36
                    Reports on Form 8-K..............................................................................39
     SIGNATURES

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                     PART I
ITEM 1.       BUSINESS

The Company

     PECO Energy Company (Company), incorporated in Pennsylvania in 1929, is an operating utility which provides electric and gas service to the public in southeastern Pennsylvania. Two subsidiaries own, and a third subsidiary operates, the Conowingo Hydroelectric Project (Conowingo Project), and one distribution subsidiary provides electric service to the public in certain areas of northeastern Maryland adjacent to the Conowingo Project.

     The total area served by the Company and its subsidiaries covers 2,475 square miles. Electric service is supplied in an area of 2,340 square miles with a population of about 3,700,000, including 1,600,000 in the City of Philadelphia. Approximately 95% of the electric service area and 63% of retail kilowatthour (kWh) sales are in the suburbs around Philadelphia and in northeastern Maryland, and 5% of the service area and 37% of such sales are in the City of Philadelphia. In 1994, approximately 60% of the Company's electric output was generated from nuclear sources. The Company estimates for 1995 that 59% of its electric output will be generated from nuclear sources (see "Fuel"). Natural gas service is supplied in a 1,475-square-mile area of southeastern Pennsylvania adjacent to Philadelphia with a population of 1,900,000. The Company and its subsidiaries hold franchises to the extent necessary to operate in the areas served.

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

Electric Operations

General

     During 1994, 89.7% of the Company's operating revenues and 94.0% of its operating income were from electric operations. Electric sales and operating revenues for 1994 by classes of customers are set forth below:

                                                                                                       Operating
                                                                                       Sales           Revenues
                                                                                 (millions of kWh)  (millions of $)
                  Residential...................................................       10,817           $1,369.6
                  Small commercial and industrial...............................        6,108              706.8
                  Large commercial and industrial...............................       15,847            1,142.9
                  Other.........................................................          791              136.0
                                                                                          ---              -----
                      Service territory.........................................       33,563            3,355.3
                  Interchange sales.............................................          768               23.0
                  Sales to other utilities......................................       10,039              246.5
                                                                                       ------              -----
                      Total.....................................................       44,370           $3,624.8
                                                                                       ======           ========

     In 1994, 97.8% of the Company's service territory operating revenues were from Company sales in Pennsylvania and 2.2% were from sales by the Company's wholly owned subsidiary Conowingo Power Company (COPCO) in Maryland. On May 24, 1994, the Company entered into a stock purchase agreement to sell COPCO to Delmarva Power & Light Company (Delmarva). Under the terms of the stock purchase agreement, Delmarva will pay $150 million for COPCO. The sale is subject to state and federal regulatory approvals. Recognition of the gain on the sale, which the Company expects to be approximately $40 million after taxes, is contingent upon the completion of the sale. The COPCO sale does not involve the Conowingo Project which is owned by other subsidiaries of the Company.

     Due to rerates and the results of the Company's last electric base rate case, the Company currently has 989 megawatts (MW) of excess installed generating capacity, which is available for off-system sales, and expects to have 1,201 MW of excess installed generating capacity by 1997. For 1994, sales to other utilities consisted of negotiated agreements to sell energy associated with up to 989 MW of near-term excess capacity. See "Rate Matters." These agreements are primarily for ongoing, short-duration purchases of energy. The Company expects to sell approximately $125 million of energy and/or capacity through such agreements in 1995. The Company also expects to purchase power from other companies in 1995 for its own use and for resale depending upon the business opportunity.

     In May 1994, the Company entered into a ten-year contract to sell capacity and energy to Delmarva as part of the Company's agreement to sell COPCO to Delmarva. Revenue received under this contract is expected to offset the revenue lost as a result of the sale of COPCO. This contract is subject to state and federal regulatory approvals and the sale of COPCO to Delmarva.

     In 1994, the Company also finalized an agreement to sell 140 MW of energy and capacity to Baltimore Gas and Electric Company (BG&E) for a 25-year term beginning in 1997, subject to state and federal regulatory approvals. The sale is expected to generate approximately $45 million in revenue annually. On November 17, 1994, the Company submitted the BG&E agreement to the FERC. On December 13, 1994, Duquesne Power & Light Company (Duquesne) filed with the FERC a motion to intervene and protest in the FERC proceeding. The proceeding awaits FERC action.

     The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1994 was as follows:

                                    Type of Capacity                                  Megawatts         % of Total
              Nuclear...........................................................        3,938(1)            44.0%
              Mine-mouth, coal-fired............................................          709                7.9
              Service-area, coal-fired..........................................          725                8.1
              Oil-fired.........................................................        1,176               13.1
              Gas-fired.........................................................          201                2.3
              Hydro (includes pumped storage)...................................        1,392               15.5
              Internal combustion...............................................          815                9.1
                                                                                          ---                ---
                  Total.........................................................        8,956(2)(3)        100.0%
                                                                                        ======= ==         =====

---------------
(1) Does not reflect rerates of Limerick Unit No. 2 or Peach Bottom Unit No. 2. See "Limerick Generating Station" and "Peach Bottom Atomic Power Station" for additional discussion.
(2)  Includes capacity available for sale to other utilities.
(3)  See "Fuel" for sources of fuels used in electric generation.

     The maximum hourly demand on the Company's system was 7,227 MW which occurred on July 8, 1994. The Company estimates its generating reserve margin for 1995 to be 29%. This is based on the most recent annual peak-load forecast which assumes normal peak weather conditions and the sale to other utilities of 400 MW of capacity.

     The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM), which fully integrates, on the basis of relative cost of generation, the bulk-power generating and transmission operations of eleven investor-owned electric utilities serving more than 22 million people in a 50,000-square-mile territory. In addition, PJM companies coordinate planning and install facilities to obtain the greatest practicable degree of reliability, compatible economy, and other advantages from the pooling of their respective electric system loads, transmission facilities and generating capacity. PJM uses the split-savings method in pricing and accounting to provide an economic method of energy interchange among its members. Under this arrangement, PJM energy is exchanged among PJM member utilities at a price which represents the average of the producer's cost of generating the electricity dispatched and the buyer's replacement cost, or the cost avoided by making the purchase.

     The maximum PJM demand of 45,992 MW occurred on July 8, 1994 when PJM's installed capacity (summer rating) was 56,073 MW. The Company's installed capacity for 1995-98 is expected to be sufficient for the Company to meet its obligation as a member of PJM to supply its PJM reserve margin share during that period.

     The Company's nuclear energy is generated by Limerick Generating Station (Limerick) Units No. 1 and No. 2 and Peach Bottom Atomic Power Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and by Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Unit No. 1 has a capacity of 1,055 MW; Limerick Unit No. 2 has a capacity of 1,115 MW; Peach Bottom Unit No. 2 has a capacity of 1,093 MW, of which the Company is entitled to 464 MW; Peach Bottom Unit No. 3 has a capacity of 1,035 MW, of which the Company is entitled to 439 MW; and Salem Units No. 1 and No. 2 have a capacity of 1,106 MW each, of which the Company is entitled to 471 MW of each unit.

     The Price-Anderson Act, as amended (Price-Anderson Act), sets the limit of liability of approximately $8.9 billion for claims that could arise from an incident involving any licensed nuclear facility in the nation. The limit is subject to increase to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $76 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation, state premium taxes and an additional surcharge of 5% if the total amount of claims and legal costs exceeds the basic assessment. If the damages from an incident at a licensed nuclear facility exceed $8.9 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.

     Although the NRC requires the maintenance of property insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning, and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $44 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The policy contains a 21-week waiting period before recovery of costs can commence. The premium for this coverage is subject to an assessment for adverse loss experience. The Company's maximum share of any assessment is $14 million per year.

     NRC regulations require that licensees of nuclear generating facilities must demonstrate that funds will be available in certain minimum amounts, established by a formula provided in the regulations, at the end of the life of the facility to decommission the facility. The PUC, based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. The Company's ownership portion of decommissioning costs is approximately $643 million, expressed in 1990 dollars. Under current rates, the Company collects approximately $20 million annually from customers for decommissioning the Company's nuclear units. At December 31, 1994, the Company held $174 million in trust accounts, representing amounts recovered from customers and realized investment earnings thereon, to fund future decommissioning costs. The most recent estimate of the Company's share of the cost to decommission its nuclear units is approximately $900 million in 1994 dollars. The Company would ultimately seek to recover through the ratemaking process the increase in the 1990 decommissioning cost estimate being recovered in base rates, although such recovery is not assured. For additional information concerning nuclear decommissioning, see note 3 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1994.

Limerick Generating Station

     Limerick Unit No. 1 achieved a capacity factor of 85% in 1994 and 95% in 1993. Limerick Unit No. 2 achieved a capacity factor of 93% in 1994 and 81% in 1993. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1994 and 1995, respectively.

     On November 5, 1993, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) Report for Limerick for the period March 15, 1992 to September 25, 1993. The Report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four:
Operations, Engineering, Maintenance, and Plant Support. The area of Plant Support includes radiological controls, security, emergency preparedness, fire protection, chemistry and housekeeping. Limerick received ratings of "1," the highest of the three rating categories, in the two functional areas of Operations and Engineering. The areas of Maintenance and Plant Support received ratings of "2." The NRC stated that overall, it observed an excellent level of performance at Limerick. It noted continued strong performance in the Operations and Engineering areas and improvement in the Maintenance area. The NRC noted, however, that in the Maintenance area, personnel errors, a weakness from the last SALP period, continued throughout the SALP period. Although the NRC recognized the implementation of initiatives by the Company to improve maintenance performance, it stated that such initiatives had not been in place long enough to be judged effective. In the area of Plant Support, the NRC stated that security, emergency preparedness, fire protection, chemistry and housekeeping continue to be very effective and contributed to safe plant performance. The NRC noted, however, performance weaknesses in the radiation controls area throughout the SALP period. The Company has taken and is taking actions to address the weaknesses discussed in the SALP Report. The next SALP Report for Limerick, for the period September 26, 1993 to April 1, 1995, is expected to be received during the second quarter of 1995.

     In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWRs take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Peach Bottom Unit No. 3 was examined in October 1993 during its last refueling outage and crack indications were identified at two locations. On November 3, 1993, the Company presented its findings to the NRC and provided justification for continued operation of Unit No. 3 for another two-year cycle with the crack indications. Peach Bottom Unit No. 2 was examined in October 1994 during its last refueling outage and the inspection revealed a minimal number of flaws. In a letter dated November 7, 1994, the Company submitted its findings to the NRC and provided justification for continued operation of Unit No. 2. Initial examinations for Limerick Units No. 1 and No. 2 have been scheduled for the refueling outages planned for January 1996 and January 1999, respectively, in accordance with industry experience and guidance. The Company is participating in a GE BWR Owners Group to develop long-term corrective actions.

     On July 24, 1992, the NRC issued an information notice alerting utilities owning BWRs to potential inaccuracies in water-level instrumentation during and after rapid depressurization events. On May 28, 1993, the NRC issued a bulletin requesting utilities owning BWRs to, among other things, install certain hardware modifications at the next cold shutdown of the BWR after July 30, 1993 to ensure accurate functioning of the water-level instrumentation. These hardware modifications were made on Peach Bottom Unit No. 2 in August 1993, Peach Bottom Unit No. 3 in November 1993, Limerick Unit No. 1 in September 1993 and Limerick Unit No. 2 in February 1995.

     The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment may not provide the necessary level of fire protection and requested licensees to describe short- and long-term measures being taken to address this concern. The Company has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. By letter dated December 22, 1993, the NRC requested additional information on the Company's long-term measures to address Thermo-Lag fire barrier issues. The Company responded by providing details on its Thermo-Lag reduction program. By letter dated December 20, 1994, the NRC requested additional information. A response to the third letter will be provided in March 1995. The Company will complete its engineering re-analysis in 1995 for both Peach Bottom and Limerick. This re-analysis will determine the extent of modifications that will be performed over the next several years at both plants in order to complete the long-term measures to address the concern over Thermo-Lag use.

     By letter dated December 9, 1992, the Company submitted a request to the NRC to rerate the authorized maximum reactor-core power levels of each Limerick unit by 5% to 1,115 MW. By letter dated February 16, 1995, the NRC approved the Company's request. The amendment for the Unit No. 2 facility operating license was effective upon the date of the NRC approval letter. The amendment of the Unit No. 1 facility operating license will be issued on December 26, 1995. Modifications to Unit No. 2 were completed during the Unit's most recent refueling outage. Modifications to Unit No. 1 are scheduled for the refueling outage planned for January 1996 .

     Water for the operation of Limerick is drawn from the Schuylkill River adjacent to Limerick and from the Perkiomen Creek, a tributary of the Schuylkill River. During certain periods of the year, generally the summer months but possibly for as much as six months or more in some years, the Company would not be able to operate Limerick without the use of supplemental cooling water due to existing regulatory water withdrawal constraints applicable to the Schuylkill River and the Perkiomen Creek. Supplemental cooling water for Limerick is provided by a supplemental cooling water system which draws water from the Delaware River at the Point Pleasant Pumping Station, transports it to the Bradshaw Reservoir (Point Pleasant Project), then to the east and main branches of the Perkiomen Creek and finally to Limerick. The supplemental cooling water system also provides water for public use to two Montgomery County water authorities. The Company has obtained all permits for the construction and operation of the supplemental cooling water system. Certain of the permits relating to the operation of the system must be renewed periodically.

     Although permits for the construction and operation of the supplemental cooling water system have been obtained, certain permits had been appealed. All of the appeals relating to the Point Pleasant Project have been resolved, except for two appeals pending before the Commonwealth Court of Pennsylvania (Commonwealth Court). The appeals relate to two orders issued by the Pennsylvania Environmental Hearing Board which had dismissed two appeals filed by certain environmental groups concerning National Pollutant Discharge Elimination System (NPDES) permits issued by the PDER.

     Opposition to the Point Pleasant Project from various groups, including Bucks County and the Neshaminy Water Resources Authority, a municipal authority created by Bucks County which had contracted to construct the Point Pleasant Project, resulted in protracted litigation. On February 15, 1995, the Montgomery County water authorities acquired all of Bucks County's interest in the Point Pleasant Project, including an assignment of the contract pursuant to which supplemental cooling water is supplied to Limerick, resolving the litigation.

     The Company had also entered into an agreement with a municipality to secure a backup source of water for the interim operation of Limerick should water from the supplemental cooling water system not be available; however, this backup source is capable of providing only enough cooling water to operate both Limerick units simultaneously at 70% of rated capacity for short periods of time. Although backup sources of water have not been used recently, the Company is negotiating with the municipality to replace the agreement which expired on December 31, 1994.

Peach Bottom Atomic Power Station

     Peach Bottom Unit No. 2 achieved a capacity factor of 81% in 1994 and 84% in 1993. Peach Bottom Unit No. 3 achieved a capacity factor of 98% in 1994 and 70% in 1993. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in 1994 and 1993, respectively.

     By letter dated November 21, 1994, the NRC imposed a civil penalty of $87,500 on the Company. The NRC found that, on August 3, 1994, an emergency service water valve at Peach Bottom was left closed and unattended for approximately 50 minutes during valve testing, which could have impacted the ability of safety-related equipment to receive the proper cooling flow in an emergency. The NRC has recognized that the Company has subsequently taken corrective actions to prevent recurrence of the incident. By letter dated December 21, 1994, the Company paid the penalty.

     On June 29, 1994, the NRC issued its periodic SALP Report for Peach Bottom for the period November 1, 1992 to April 30, 1994. The SALP Report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four. Peach Bottom received a rating of "1" in the area of Operations. The areas of Engineering, Maintenance, and Plant Support received ratings of "2." Overall, the NRC found continued improvement in performance during the period. The NRC stated that enhancement in problem identification and resolution, good control of refuelings and outages, and excellent oversight by plant management of day-to-day activities in a manner that ensured safer operation of the units contributed to the improvement. Despite the overall improvement, the NRC noted that some areas require continued management attention and that management needs to continue to encourage plant personnel at all levels to identify existing, and sometimes longstanding, problems so that priorities can be established and effective corrective actions implemented. The NRC also noted instances of personnel inattention to detail and failure to follow procedures which warranted additional management attention. The Company has taken and is taking actions to address the weaknesses discussed in the SALP Report.

     By letter dated March 28, 1994, the NRC approved the Company's request to amend the operating licenses for Peach Bottom Units No. 2 and No. 3 to extend the expiration dates to August 2013 and July 2014, respectively, 40 years from the dates of issuance. The previous operating licenses would have expired 40 years from the dates of issuance of the construction permits for the Units. The amended operating license for Unit No. 2 is extended approximately five years, six months and the amended operating license for Unit No. 3 is extended approximately six years, five months.

     By letter dated October 18, 1994, the NRC approved the Company's request to rerate the authorized maximum reactor-core power levels of each Peach Bottom unit by 5% to 1,093 MW. The amendment of the Unit No. 2 facility operating license was effective upon the date of the NRC approval letter. The amendment of the Unit No. 3 facility operating license will be effective upon completion of the implementation of associated hardware changes, which are to be completed during Unit No. 3's next refueling outage scheduled for the fall of 1995.

     In addition to the matters discussed above, see "Limerick Generating Station" for a discussion of certain matters which affect both Peach Bottom and Limerick.

Salem Generating Station

     Salem Unit No. 1 achieved a capacity factor of 59% in 1994 and 60% in 1993. Salem Unit No. 2 achieved a capacity factor of 58% in 1994 and 57% in 1993. Salem Units No. 1 and No. 2 are each on an 18-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1993 and 1994, respectively.

     The Company has been informed by PSE&G that as a result of the NRC investigation following the reactor shutdown of Salem Unit No. 1 in April 1994, PSE&G was fined $500,000 for violations relating to the failure to identify and correct significant conditions adverse to quality at the facility related to spurious steam-flow signals and inoperable atmospheric relief valves, both of which, the NRC concluded, led to unnecessary safety injections during the event; the failure to identify and correct significant conditions adverse to quality at the facility related to providing adequate training, guidance and procedures for the operators to cope with the event; and the failure by supervisors to exercise appropriate command and control of the operations staff and the reactor during the event. On November 1, 1994, PSE&G responded to the violations and paid the fine.

     The Company has been informed by PSE&G that on January 3, 1995, the NRC issued its periodic SALP Report for Salem for the period June 20, 1993 to November 5, 1994. The SALP Report was issued under the revised SALP process in which the number of assessment areas has been reduced from seven to four. Salem received a rating of "3" in the areas of Operations and Maintenance, a rating of "2" in the area of Engineering, and a rating of "1" in the area of Plant Support. The NRC noted an overall decline in performance and evidenced particular concern with plant and operator challenges caused by repetitive equipment problems and personnel errors. The NRC also noted that although PSE&G has initiated several comprehensive actions within the past year to improve plant performance, and some recent incremental gains have been made, these efforts have yet to noticeably change overall performance at Salem.

     The Company has been informed by PSE&G that PSE&G's own assessments, as well as those by the NRC and the Institute of Nuclear Power Operations, indicate that additional efforts are required to further improve operating performance, and PSE&G is committed to taking the necessary actions to address Salem's performance needs. It is anticipated that the NRC will maintain a close watch on Salem's performance and corrective actions related to the April reactor shutdown. No assurance can be given as to what, if any, further or additional actions may be taken or required by the NRC to improve Salem's performance.

     The Company has been informed by PSE&G that PSE&G is taking significant steps to address performance shortfalls at Salem. In 1993, a comprehensive performance assessment team identified areas of weakness through an in-depth investigation of common causes and events. Corrective action plans and effectiveness measures were then initiated in 1994 and are ongoing, along with additional measures designed to achieve a change in Salem's performance. Personnel performance is being addressed through improved supervisory training, increased monitoring of work activities, improved operational command and control and the reorganization and increased staffing at Salem. PSE&G has established a goal of safe, uneventful operation to be achieved through enhanced self-assessment and corrective action processes, resolution of long-standing equipment problems, improved independent oversight of plant operations and improved root-cause analysis of plant problems. In furtherance of these goals, PSE&G has reorganized the operational structure of its Nuclear Department and recruited a new chief nuclear officer. In addition, PSE&G's parent company, Public Service Enterprise Group, Incorporated (Enterprise), has strengthened oversight of nuclear plant operations by establishing a standing Nuclear Committee of its Board of Directors.

     The Company has been informed by PSE&G that on March 21, 1995, the Boards of Directors of Enterprise and PSE&G met with NRC representatives to discuss the need for continued improvements in equipment reliability and staff performance. PSE&G cannot predict what actions, if any, the NRC may take as a result of this meeting.

     In addition to the matters discussed above, see "Environmental  Regulations
- Water."

Fuel

     The following table shows the Company's sources of electric output for 1994 and as estimated for 1995:

                                                                                           1994          1995 (Est.)
              Nuclear...........................................................           60.0%            58.8%
              Mine-mouth, coal-fired............................................            9.5             10.1
              Service-area, coal-fired..........................................            7.6              7.9
              Oil-fired.........................................................            4.9              4.1
              Gas-fired.........................................................            1.9              2.4
              Hydro (includes pumped storage)...................................            2.8              2.5
              Internal combustion...............................................            0.2              -
              Purchased, interchange and nonutility generated...................           13.1             14.2
                                                                                           ----             ----
                                                                                          100.0%           100.0%
                                                                                          =====            =====

     The following table shows the Company's average fuel cost used to generate electricity:

                                                           1990         1991         1992         1993          1994
                                                           ----         ----         ----         ----          ----
Nuclear
     Cost per million Btu(1).....................         $ 0.79(2)    $ 0.64       $ 0.53       $ 0.56        $ 0.53
Coal
     Mine-mouth plants
       Cost per ton..............................          36.93        37.26        33.75        32.73         33.30
       Cost per million Btu......................           1.52         1.51         1.36         1.32          1.34
     Service-area plants
       Cost per ton..............................          51.67        50.24        45.25        43.38         38.76
       Cost per million Btu......................           2.06         2.00         1.78         1.66          1.51
Oil
     Residual
       Cost per barrel...........................          21.70        19.42        15.94        15.87         16.22
       Cost per million Btu......................           3.44         3.11         2.53         2.50          2.54
     Distillate
       Cost per barrel...........................          30.37        29.90        24.96        27.21         22.77
       Cost per million Btu......................           5.20         5.12         4.26         4.15          3.87
Gas
       Cost per mcf..............................           -            -            3.05         2.86          2.31
       Cost per million Btu......................           -            -            2.96         2.77          2.25

---------------
(1) British thermal unit.
(2) Reflects reclassification of spent-fuel cost for comparative purposes.

Nuclear

     The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the utilization of the nuclear fuel in the generating station reactor. The Company has contracts for the supply of uranium concentrates for Limerick and Peach Bottom which extend through 2002. On February 23, 1995, two companies which supply uranium concentrates to the Company filed petitions for bankruptcy under Chapter 11 of the Bankruptcy Code. The two companies supply approximately half of the Company's 1995 and 1996 requirements for uranium concentrates. In addition, one of the companies is under contract to supply approximately 25% of the Company's uranium concentrate requirements for the period 1997 to 2002. The Company has made alternative arrangements with other suppliers to satisfy its short-term requirements for uranium concentrates. For the longer-term, the Company is evaluating its requirements and potential supply sources, including the two suppliers which have filed petitions for bankruptcy. The Company does not anticipate any difficulties in obtaining its requirements for uranium concentrates. The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis. PSE&G has informed the Company that it presently has under contract sufficient uranium concentrates to fully meet the current projected requirements for Salem through 2000 and 60% of the requirements through 2002. PSE&G has informed the Company that it does not anticipate any difficulties in obtaining its requirements for uranium concentrates. The following table summarizes the years through which the Company and PSE&G have contracted for the other segments of the nuclear fuel supply cycle:

                                                             Conversion        Enrichment      Fabrication
              Limerick Unit No. 1.........................      1997               (1)             2001
              Limerick Unit No. 2.........................      1997               (1)             2002
              Peach Bottom Unit No. 2.....................      1997               (1)             1999
              Peach Bottom Unit No. 3.....................      1997               (1)             1998
              Salem Unit No. 1............................      2000               (2)             2004
              Salem Unit No. 2............................      2000               (2)             2005

---------------
(1) The Company is committed for enrichment services for Limerick and Peach Bottom under contract with the United States Enrichment Corporation. The commitments represent 100% of the enrichment requirements through 1998 and 70% through 1999. The Company does not anticipate any difficulties in obtaining necessary enrichment services for the Limerick and Peach Bottom Units.

(2) 100% of enrichment requirements through 1998; approximately 50% through 2002; and approximately 30% through 2004. The Company has been informed by PSE&G that PSE&G does not anticipate any difficulties in obtaining necessary enrichment services for the Salem Units.

     In March 1993, the Company entered into an agreement with Long Island Power Authority and other parties, subsequently revised in September 1993, to receive at no cost slightly irradiated nuclear fuel from Shoreham Nuclear Power Station. As of June 30, 1994, the Company had accepted all of the nuclear fuel shipments. The acquisition of the fuel will result in estimated benefits to the Company's customers of $70 million over the next 15 years due to reduced fuel-purchase requirements. See note 21 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1994.

     There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The Company currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. By letter dated November 29, 1994, the NRC approved the Company's request to install new high-density, spent-fuel storage racks at Limerick, which will provide for storage capacity to 2013. The new configuration will be designed to accommodate rod consolidation. Spent-fuel racks at Peach Bottom have storage capacity until 1998 for Unit No. 2 and 1999 for Unit No. 3. Options for expansion of storage capacity at Peach Bottom beyond the pertinent dates, including rod consolidation, are being investigated. The Company has been informed by PSE&G that the spent-fuel storage capacity at Salem will permit storage of spent fuel through March 1998 for Salem Unit No. 1 and March 2002 for Salem Unit No. 2. PSE&G has developed an integrated strategy to meet the longer-term spent-fuel storage needs for Salem. PSE&G plans to replace the existing high-density racks in the spent-fuel storage pools of Salem Units No. 1 and No. 2 with maximum density racks. The reracking project commenced in early 1992 and is expected to extend the storage capability of Salem Units No. 1 and No. 2 through March 2008 and March 2012, respectively.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE was to begin accepting spent fuel for permanent off-site storage no later than 1998. The DOE has stated that there is no legal obligation under the NWPA to begin accepting spent fuel absent an operational repository or other facility constructed under the NWPA. The DOE acknowledges, however, that it may have created the expectation of such a commitment on the part of utilities by issuing certain regulations and projected waste acceptance schedules. In June 1994, a number of utilities and state agencies, including the PUC, filed a lawsuit against the DOE seeking a determination of the DOE's legal obligation to accept fuel by 1998. The DOE has stated that it will not be able to open a permanent, high-level nuclear waste repository until 2010, at the earliest. The DOE stated that the delay was a result of its seeking new data about the suitability of the proposed repository site at Yucca Mountain, Nevada, opposition to this location for the repository and the DOE's revision of its civilian nuclear waste program. Legislation has been introduced in Congress for the construction of a temporary storage facility which would accept spent nuclear fuel from utilities beginning in 1998 or soon thereafter. Although progress is being made at Yucca Mountain and several communities have expressed interest in providing a temporary storage site, the Company cannot predict when the temporary federal storage facilities or permanent repository will become available. The DOE is exploring options to address delays in the currently projected waste acceptance schedules. The options under consideration by the DOE include offsetting a portion of the financial burden associated with the costs of continued on-site storage of spent fuel after 1998 and the issuance by the DOE to utilities of multi-purpose canisters for on-site storage. Under the NWPA, the DOE is authorized to assess utilities for the cost of nuclear fuel disposal. The current cost of such disposal is one mill ($.001) per kWh of net nuclear generation. The 1994 charge collected by the Company from its customers for spent-fuel disposal was $24 million. The DOE may revise this charge as necessary for full-cost recovery of nuclear fuel disposal.

     The National Energy Policy Act of 1992 (Energy Act) requires, among other things, that utilities with nuclear reactors pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year for 15 years, of which the Company's share is $5 million per year. The Energy Act provides that these costs are to be recoverable in the same manner as other fuel costs. The Company has recorded the liability and a related regulatory asset of $59 million for such costs at December 31, 1994. The Company is currently recovering these costs through the Energy Cost Adjustment (ECA).

     The Company is currently recovering in rates costs for nuclear decommissioning and decontamination and spent-fuel storage. The Company believes that the ultimate costs of decommissioning and decontamination, spent-fuel disposal and any assessment under the Energy Act will continue to be recoverable through rates, although such recovery is not assured.

Coal

     The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania, operated by Pennsylvania Electric Company. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for varying amounts of coal purchases as follows: between 3,000,000 and 3,500,000 tons for each of the years 1995 through 1999; and a total of 6,500,000 tons for the years 2000 through 2004. At December 31, 1994, approximately 63% of Conemaugh's fuel requirements were secured by a long-term contract and several short-term contracts.

     The Company customarily enters into medium-term contracts for a significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone

Station (Eddystone) and Cromby Station (Cromby). At January 1, 1995, the Company had contracts with two suppliers for 900,000 tons per year or approximately 64% of expected annual requirements. Both contracts expire on December 31, 1995.

     The coal requirements of each station not covered by existing contracts are met through additional short-term contracts or spot purchases from local suppliers.

Oil

     The Company customarily enters into yearly purchase orders with its various oil suppliers for the bulk of its requirements and makes spot purchases for the balance. At present, the Company's purchase orders are sufficient to meet the estimated residual fuel oil needs of its oil-fired generating units through June 1995, when current orders expire and new yearly orders begin. Purchase orders for distillate fuel oil are expected to meet the Company's needs through October 1995, when current orders expire and new yearly orders begin.

Natural Gas

     The Company obtains natural gas for electric generation through a combination of short-term orders and spot purchases made on the open market, as well as through the Company's own City Gate Sales Tariff. The Company obtains the limited quantities of natural gas used by the auxiliary boilers and pollution control equipment at Eddystone through the same means. The Company has the capability to use either oil or natural gas at Cromby Unit No. 2 and Eddystone Units No. 3 and No. 4.

Gas Operations

     During 1994, 10.3% of the Company's operating revenues and 6.0% of its operating income were from gas operations. Gas sales and operating revenues for 1994 by classes of customers are set forth below:

                                                                                                        Operating
                                                                                       Sales            Revenues
                                                                                      (mmcf)         (millions of $)
                  House heating.................................................       31,974             $235.4
                  Residential (other than house heating)........................        1,636               16.0
                  Commercial and industrial.....................................       21,520              133.1
                  Other.........................................................        5,079               14.0
                                                                                        -----               ----
                      Total gas sales...........................................       60,209              398.5
                  Gas transported for customers.................................       29,801               17.3
                                                                                       ------               ----
                      Total gas sales and transported...........................       90,010             $415.8
                                                                                       ======             ======

     The Company's natural gas supply is provided by purchases from a number of suppliers for terms ranging up to five years. These purchases are delivered under several long-term firm transportation contracts with Texas Eastern
Transmission Corporation (Texas Eastern) and Transcontinental Gas Pipe Line Corporation (Transcontinental). The Company's aggregate annual entitlement under these firm transportation contracts is 87.5 million dekatherms. Peak gas is provided by the Company's liquefied natural gas facility and propane-air plant (see "ITEM 2. PROPERTIES").

     Through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation, underground storage capacity of 18.7 million dekatherms is under contract to the Company. Natural gas from underground storage represents approximately 45% of the Company's 1994-95 heating season supplies.

     As a result of the restructuring of the interstate gas pipeline industry by FERC Order 636, the Company has replaced pipeline bundled supply contracts with separate contracts for pipeline transportation capacity and for gas supplies to be transported on the pipeline systems. The interstate pipeline companies recover virtually all their costs of providing transportation service in the form of fixed "reservation charges" that do not vary with throughput on the pipeline systems. The FERC also has authorized pipeline tariff provisions that reduce the pipelines' liability for failure to meet delivery commitments. These federal regulatory changes have increased the market and regulatory risks of the Company's gas distribution operations.

     The FERC's restructuring initiative created "transition costs," which principally consist of "gas supply realignment costs," reflecting contractual liabilities to natural gas producers caused by pipeline companies' inability to continue to purchase natural gas for resale under traditional bundled supply contracts. The FERC authorized pipeline companies to recover these costs from their distribution customers, such as the Company. The PUC permits the opportunity for full rate recovery. The Company began recovery of such costs through a surcharge mechanism applicable to all volumes of gas delivered under the Company's rate schedules, effective April 1, 1994.

     The Company's wholly owned subsidiary Eastern Pennsylvania Exploration Company is a party to several joint ventures formed to find and produce natural gas in the Gulf Coast area and the Appalachian region. These joint ventures do not contribute significantly to the Company's natural gas supply. The Company is engaged in pursuing the sale of these joint ventures.

Segment Information

     Segment information is incorporated herein by reference to note 17 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1994.

Rate Matters

     In 1994, approximately 92% of the Company's electric sales revenue and 100% of its gas sales revenue were derived pursuant to rates regulated by the PUC. The PUC establishes through regulatory proceedings the base rates which the Company may charge for electric and gas service in Pennsylvania. In addition, the PUC regulates various fuel and tax adjustment clauses applicable to customers' bills. The Company's wholesale electric rates are regulated by the FERC. The retail rates of COPCO are regulated by the Maryland Public Service Commission.

     The Company's last electric base rate case, intended primarily to recover costs associated with Limerick Unit No. 2 and associated common facilities, was filed in 1989. As part of the base rate case, the Company voluntarily excluded 400 MW of capacity from base rates. As part of the order dated April 19, 1990, the PUC concluded that the Company had an additional 399 MW of near-term excess capacity for which the Company was denied a return on common equity. For information concerning the Company's present arrangements for off-system sales, see "Electric Operations - General."

     On April 5, 1991, the PUC approved the settlement of all appeals arising from the Limerick Unit No. 2 rate case. The settlement allows the Company to retain for shareholders any proceeds above the average energy cost for sales of up to 399 MW of capacity and/or associated energy. Under the settlement, the Company began on April 1, 1994 to share in the benefits which result from the operation of both Limerick Unit No. 1 and Unit No. 2 through the retention of 16.5% of the energy savings. Through 1994, the Company's potential benefit from the sale of up to 399 MW of capacity and/or associated energy and the retained Limerick energy savings was limited to $106 million per year, with any excess accruing to customers. Beginning in 1995, in addition to retaining the first $106 million, the Company shares in any excess above $106 million with the Company's share of the excess being 10% in 1995, 20% in 1996 and 30% in 1997 and thereafter.

     Under a Joint Petition dated October 3, 1994, the Company has been permitted to increase electric base rates by $25 million per year, effective January 1, 1995, to recover increased costs associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement

Benefits Other Than Pensions." For information concerning SFAS No. 106, see notes 2, 4 and 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1994. The Joint Petition also provides that the Company will not file for an increase in retail electric service rates before April 1, 1999, except under specified circumstances for certain items such as energy cost adjustments, changes in state taxes, changes in federal taxes, demand side management surcharges, and increases in nuclear plant decommissioning expense or funding requirements and spent nuclear fuel disposal expenses. The retail electric SFAS No. 106 operating costs, including the annual amortization of the transition obligation (over 18 years) deferred in 1993 and 1994, are included in the new rates. Subsequent to January 1, 1995, and prior to the Company's next electric base rate case, no portion of retail electric SFAS No. 106 operating costs in excess of the amount allowed to be recovered under the Joint Petition will be deferred for future rate recovery. Also, beginning January 1, 1995, the Company is required to deposit in trust accounts funds equivalent to all of its retail electric SFAS No. 106 costs. These costs include amounts charged to operating expense and capitalized on and after January 1, 1995.

     In accordance with the Joint Petition, any of the parties to the Joint Petition may elect to void the settlement in the event current rate recovery of SFAS No. 106 expense is ultimately disallowed through the Office of Consumer Advocate's appeal to the Supreme Court of Pennsylvania of cases involving other Pennsylvania utilities. In such event, the Company would refund to customers, with interest, the increased base rate amounts collected.

     On December 15, 1994, the PUC approved the Company's petition for an accounting order associated with gas utility operations permitting recognition of $2.8 million of SFAS No. 106 costs annually and recognition of $1.5 million of environmental costs annually for the remediation of sites of former manufactured gas plant facilities using a cost-of-removal methodology, in exchange for a reduction in depreciation rates to reflect the results of a current life study. The Company is required to deposit in trust accounts funds equivalent to its retail gas SFAS No. 106 costs beginning January 1, 1995. This settlement does not result in any increase in rates to customers.

     In accordance with a Declaratory Order of the PUC, the Company deferred approximately $91 million of operating and maintenance expenses, depreciation and accrued carrying charges on its capital investment in Limerick Unit No. 2 and 50% of Limerick common facilities during the period from January 8, 1990, the commercial operation date of Limerick Unit No. 2, until April 20, 1990, the effective date of the Limerick Unit No. 2 rate order. Recovery of such costs deferred pursuant to the Declaratory Order will be addressed by the PUC in a subsequent electric base rate case, although such recovery is not assured.
Disallowance by the PUC of all or part of these costs deferred pending regulatory approval would result in an immediate charge to expense.

     The Company and COPCO recover fuel and gas costs through base rates and various automatic adjustment clauses. The Company's ECA, applicable to retail electric service, is adjusted annually. Pursuant to a PUC proceeding applicable to all Pennsylvania gas utilities, beginning in 1995, purchased gas cost rates will be adjusted quarterly in lieu of the current requirements for annual filings. Regulatory audits of the operation of the adjustment clauses are conducted to determine if refunds to or recoupments from customers are necessary as a result of over- or under-collections of fuel costs. In addition, the PUC may investigate outages of electric generating units which exceed 120 days to determine whether to deny the recovery of replacement power costs.

     The Company's ECA provides for recovery of 100% of the difference between the Company's costs of fuel, energy interchange and purchased power and the costs billed to customers in base rates. On February 28, 1995, the Company filed its new ECA to become effective April 1, 1995. The ECA filing proposes a change from a credit value of 5.627 mills per kWh to a credit value of 5.086 mills per kWh, which represents an increase in annual revenue of approximately $18 million. The approval of the ECA is pending before the PUC. The ECA also incorporates a nuclear performance standard which allows for financial bonuses or penalties depending on whether the Company's system nuclear capacity factor exceeds or falls below a specified range. If the capacity factor is within the range of 60% to 70%, there is no bonus or penalty. If the capacity factor exceeds 70%, then progressive bonuses are allowed. If the capacity factor falls below 60%, then progressive penalties are imposed.

The bonuses or penalties are based upon average system replacement energy costs. For the year ended December 31, 1994, the Company's system nuclear capacity factor was 82%, which entitled the Company to a bonus of $14 million.

     On May 31, 1994, the Company filed Purchased Gas Cost (PGC) No. 11 rates for the period December 1, 1994 through November 30, 1995, which reflect a $0.42 per thousand cubic feet (mcf) increase in natural gas sales rates. On November 10, 1994, the PUC approved the Joint Stipulation for Partial Settlement setting a $0.37 per mcf increase, which represents an increase in annual revenue of $34.7 million. The Company has received final approval from the PUC to implement a balancing surcharge and penalty charges applicable to transportation gas on the Company's system. These charges are intended to reduce the magnitude of transportation imbalances. All revenues from the charges are credited to the Company's firm sales customers.

     The Company is authorized under a general order of the PUC to add a State Tax Adjustment Surcharge to customers' bills to reflect the cost of increases or decreases in certain state tax rates not recovered in base rates.

     On October 2, 1990, the PUC issued an order initiating an investigation into Demand-Side Management (DSM) by electric utilities. Generally, DSM programs involve utilities providing assistance or incentives to customers to encourage them to conserve energy and reduce peak demand. On December 1, 1993, the PUC issued an order establishing a special DSM cost-recovery mechanism for a five-year period. The PUC order would have permitted surcharge recovery of DSM program costs and allowed utilities to earn an incentive on kWh saved from DSM. The PUC order also would have permitted utilities to defer "lost revenues," with interest, for eventual recovery in the next base rate case. On January 9, 1995, the Commonwealth Court issued a decision in which it upheld the PUC's order related to surcharge recovery of DSM program costs, but reversed the PUC's decision to award DSM incentives through a surcharge. The Commonwealth Court also remanded all issues related to "lost revenue" recovery for further consideration by the PUC. On March 6, 1995, the Commonwealth Court denied the Applications for Reargument filed by the PUC and other parties of the incentive and "lost revenue" portions of the Commonwealth Court's decision.

     In addition to the matters discussed above, see "Competition" for a discussion of the PUC's investigation of electric power competition issues.

Construction

     The Company maintains a construction program designed to meet the projected requirements of its customers and to provide service reliability, including the timely replacement of existing facilities. The Company's current construction program includes no new generating facilities. During the five years 1990-94, gross property additions (excluding capital leases) amounted to $2.3 billion and retirements amounted to $182 million, resulting in a net increase of approximately 16% in the Company's utility plant. Investment for new plant and equipment in 1994 amounted to $557 million. At December 31, 1994, construction work in progress, excluding nuclear fuel, aggregated $473 million.

     The following table shows the Company's most recent estimates of capital expenditures for plant additions and improvements for 1995 and for 1996-98:

                                                                                            (Millions of $)
                                                                                        1995             1996-98
         Electric:
              Production........................................................         $186             $420
              Nuclear fuel......................................................           62              190
              Transmission and distribution.....................................           96              290
              Other electric....................................................            5               10
                                                                                            -               --
                  Total Electric................................................          349              910
         Gas....................................................................           52              160
         Other..................................................................           94              280
                                                                                           --              ---
              Total.............................................................         $495           $1,350
                                                                                         ====           ======

     Nuclear fuel requirements exclude the Company's share of the requirements for Peach Bottom and Salem which are provided by an independent fuel company under a capital lease. See note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1994.

Capital Requirements and Financing Activities

     The following table shows the Company's most recent estimates of capital requirements for 1995 and for 1996-98:

                                                                                            (Millions of $)
                                                                                       1995             1996-98
                  Construction..................................................         $495           $1,350
                  Long-term debt maturities and sinking funds...................          201              901
                                                                                          ---              ---
                           Total Capital Requirements...........................         $696           $2,251
                                                                                         ====           ======

     The Company expects to meet its capital requirements for 1995 and for 1996-98 with internally generated funds. The estimates of capital requirements do not include any amounts for refundings of higher-dividend preferred stock or higher-interest debt, which refundings are dependent on future market conditions and internal cash generation.

     In 1994, the Company's financing activities consisted of:

                                                                                         (Millions of $)
                  Medium-Term Notes (1):
                      6.05% due 1995....................................................      $12.4
                      6.42% due 1996....................................................       12.4
                      6.96% due 1997....................................................       10.0
                      7.00% due 1997....................................................        2.0
                      7.41% due 1998....................................................       12.4
                  Cumulative Monthly Income Preferred Securities (2):
                      9.00%.............................................................      221.3
                  Pollution Control Notes:
                      Floating Rate due 2029............................................       82.6
                      Floating Rate due 2029............................................       13.3
                                                                                               ----
                           Total........................................................     $366.4
                                                                                             ======

---------------
(1)  Secured by First and Refunding Mortgage Bonds.
(2)  Issued through PECO Energy Capital, L.P., of which a wholly owned subsidiary of the Company is the general partner.

     The long-term debt and cumulative monthly income preferred securities sold during 1994 replaced debt and preferred stock carrying higher rates of interest and dividends. Also during 1994, the Company utilized internally generated cash to redeem $253 million of debt and to redeem $18 million of preferred stock.

     Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements in accordance with the prescribed system of accounts. The coverage under the earnings test of the Mortgage for the 12 months ended December 31, 1994 was 3.48 times. Earnings coverages under the Mortgage for the calendar years 1993 and 1992 were 4.20 and 3.31 times, respectively. At December 31, 1994, the most restrictive issuance test of the Mortgage related to available property additions. At December 31, 1994, the Company had at least $1.16 billion of available property additions against which $699 million of mortgage bonds could have been issued. In addition, at December 31, 1994, the Company was entitled to issue approximately $3.5 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

     Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least 1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. Coverage under this earnings test of the Articles for the 12 months ended December 31, 1994 was 2.05 times. Earnings coverage under the Articles for the calendar years 1993 and 1992 was 2.47 and 2.00 times, respectively.

     The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                             1990(1)       1991        1992        1993        1994(2)
                                                             -------       ----        ----        ----        -------
Ratio of Earnings to Fixed Charges.....................       1.31         2.55        2.43        3.15        2.66
Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends.........................       1.04         2.14        2.06        2.67        2.32
---------------

(1) Reflects one-time charges against income associated with various disallowances made by the PUC in the electric rate case for Limerick Unit No. 2 and the Company's 1990 Early Retirement Plan and a one-time after-tax addition to income associated with the cumulative effect of an accounting change for unbilled operating revenues.
(2) Reflects a one-time charge against income associated with early retirement and separation programs. See "Employee Matters."

For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases.

     At December 31, 1994, the Company had a total of $692 million outstanding under unsecured term-loan agreements with banks with maturities ranging from 1995 to 1997. Most of the Company's unsecured debt agreements contain cross-default provisions to the Company's other debt obligations.

     The Company has a $150 million commercial paper program, and at December 31, 1994, there was no commercial paper outstanding. At December 31, 1994, the Company and its subsidiaries had formal and informal lines of credit with banks aggregating $351 million against which $11 million of short-term debt was outstanding. The Company has compensating balance arrangements for $158 million of these formal and informal lines of credit. During 1994, the Company was required to maintain a 5% average compensating balance for these credit lines.

Employee Matters

     The Company and its subsidiaries had 9,052 employees at December 31, 1994.

     In April 1994, the Company's Board of Directors approved a package of financial incentives permitting eligible employees to participate in either Voluntary Retirement Incentive Program (VRIP) or Voluntary Separation Incentive Program (VSIP). All regular, part-time and intermittent employees who would be 50 years of age and would have at least five years of credited service as of December 31, 1995 were eligible for VRIP. All regular and part-time employees of the Company, regardless of age or seniority, were eligible for VSIP. Employees who voluntarily separate from the Company under VSIP receive a lump-sum payment based on years of service. Of the estimated 2,135 employees eligible for VRIP, 1,474 employees elected to accept early retirement. An additional 1,008 employees elected to separate under VSIP. The retirements and separations are taking place in stages through December 31, 1995. At January 31, 1995, the Company and its subsidiaries had 7,535 employees.

     As a result of VRIP and VSIP, the Company incurred a one-time pre-tax charge of $254 million ($145 million net of taxes) in the third quarter of 1994. The Company expects VRIP and VSIP to provide savings in wages and benefits to the Company of approximately $100 million annually.

     On March 7, 1995, a New Jersey local of the International Brotherhood of Electrical Workers (IBEW) filed two petitions with the National Labor Relations Board (NLRB) to hold a certification election to determine whether a group of production and maintenance employees from Eddystone and Cromby want the IBEW to represent them. The petitions seek to establish separate bargaining units for 225 employees from Eddystone and 70 employees from Cromby. The petitions cover craft and technical employees, including operators, but exclude office clerical, professional, supervisory and management employees.

     On March 22, 1995, the Utility Workers Union of America, AFL-CIO (UWUA) filed a petition with the NLRB to hold a certification election to determine whether certain production and maintenance employees from Peach Bottom and Limerick want the UWUA to represent them. The petition seeks a bargaining unit of approximately 600 employees composed of all maintenance employees and all control room and alternate control room operators and auxiliary operators, instrumental and control technicians, health physics technicians, chemistry technicians, material handlers and technicians, and rad waste technicians. The petition excludes guards, clerical and supervisory employees. This petition will be consolidated with those filed by the IBEW for hearings before the NLRB. The Company has taken the position that the only appropriate bargaining unit is the same system-wide unit that was certified only two years ago, and that it will oppose any attempt by outside interests to organize its employees.

     On June 10 and 11, 1993, the NLRB conducted a certification election in which certain non-management employees had the opportunity to choose to be represented by the IBEW, the Independent Group Association (IGA) or to continue not to be represented by a union. On June 12, 1993, the NLRB announced that the Company employees voted to continue not to be represented by a union. Of the 6,400 employees eligible to vote, 95.5% cast ballots. Employees cast 3,530 votes for "no union"; 1,260 votes for the IBEW; and 719 votes for the IGA.

Environmental Regulations

     Environmental controls at the federal, state, regional and local levels have a substantial impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls. In addition to the matters discussed below, see "Electric Operations - General" and "Electric Operations - Limerick Generating Station."

     An environmental issue with respect to construction and operation of electric transmission and distribution lines and other facilities is whether exposure to electric and magnetic fields (EMF) causes adverse human health effects. A large number of scientific studies have examined this question and certain studies have indicated an association between exposure to EMF and adverse health effects, including certain types of cancer. However, the scientific community still has not reached a consensus on the issue. Additional research intended to provide a better understanding of EMF is continuing. On January 11, 1995, researchers at the University of North Carolina released the results of an EMF study in which the Company had participated. The researchers stated that this study does not resolve the fundamental question of whether magnetic fields cause cancer. The Company supports further research in this area and is funding, monitoring and participating in such studies. The Company cannot predict at this time what effect, if any, this matter will have on future operations.

     Public concerns about the possible health risks of exposure to EMF have, and are expected in the future to, adversely affect the costs of, and time required to, site new distribution and transmission facilities and upgrade existing facilities.

Water

     The Company has received NPDES permits as required under federal and state laws for the discharge of effluents from its generating stations. These permits must be renewed periodically and, as necessary, the Company has filed applications for renewal.

     The Company has been informed by PSE&G that over the last 15 years, PSE&G has submitted to the EPA and the New Jersey Department of Environmental Protection (now the New Jersey Department of Environmental Protection and Energy (NJDEPE)) its demonstrations which concluded that structural modifications including cooling towers are not required at Salem to achieve satisfactory environmental effects. In 1990, the NJDEPE issued a draft New Jersey discharge to surface water permit to Salem which required closed-cycle cooling. In response to the 1990 draft permit, PSE&G submitted extensive written comments to the NJDEPE regarding the ecological effects of station operations demonstrating that Salem was not having and would not have an adverse environmental impact and that closed-cycle cooling was an inappropriate solution.

     To resolve the NJDEPE's concerns, PSE&G also developed and submitted a supplement to the permit renewal application setting forth an alternative approach that would protect aquatic life in the Delaware Estuary and provide other ecological benefits. PSE&G proposed intake screen modifications to reduce fish losses, a study of sound deterrent systems to divert fish from the intake and a limit on intake flow. In addition, PSE&G proposed conservation measures, including the restoration of up to 10,000 acres of degraded wetlands and the installation of fish ladders to allow fish to reach upstream spawning areas. Finally, PSE&G proposed a comprehensive biological monitoring program to expand existing knowledge of the Delaware Estuary and to monitor station impacts.

     In June 1993, the NJDEPE issued to Salem a revised draft permit which reconsidered the requirement for closed-cycle cooling and adopted alternative measures proposed by PSE&G with certain modifications. A final five-year permit, with essentially the same provisions as the revised draft permit, was issued on July 20, 1994 with an effective date of September 1, 1994. The EPA, which has authority to review the final permit issued by the NJDEPE, completed its review and has not raised any objections.

     Certain environmental groups and other entities, including the State of Delaware, have filed requests for hearings with the NJDEPE challenging the final permit. The NJDEPE granted the hearing requests on certain of the issues and PSE&G has been named as a respondent along with the NJDEPE in these matters which are pending in the Office of Administrative Law of the State of New Jersey.

     PSE&G is implementing the final permit. Additional permits from various agencies are required to be obtained. No assurances can be given as to receipt of any such additional permits. The estimated capital cost of compliance with the final permit is approximately $100 million, of which the Company's share is 42.59%.

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

     The Amendments establish a comprehensive and complex national program to substantially reduce air pollution over the next decades. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and nitrogen oxides (NOx) from electric power plants. A flue-gas desulfurization system (scrubbers) has been installed at Conemaugh Unit No. 1 to reduce SO2 emissions to meet the 1995 Phase I requirements. Installation of scrubbers for Unit No. 2 is expected to be completed in late 1995. The Company's share of the capital costs to construct the scrubbers and make other related improvements at Conemaugh is approximately $78 million. Keystone is not covered by the Phase I SO2 and NOx limits of the Amendments. Capital expenditures in amounts similar to those required for Conemaugh, however, may also be necessary for Keystone to meet, by January 1, 2000, the Phase II SO2 and NOx limits.

     The Company's service-area, coal-fired generating units at Eddystone and Cromby are equipped with scrubbers and their emissions meet the SO2 limits of both Phase I and Phase II of the Amendments. The Company, however, will be required to comply with the NOx Reasonably Available Control Technology (RACT) limitations of the Amendments by May 31, 1995 for these and other units, all of which are in an ozone nonattainment area. To comply with the RACT requirements, the Company is installing low-NOx burners with separated overfired air on its coal-fired units; installing low-NOx burners on its auxiliary boilers at Eddystone; making modifications at certain of its oil- and gas-fired steam units; and limiting operation of its internal combustion units. The Company estimates that compliance with the RACT requirements will require a capital expenditure of $21 million. If, however, further technological improvements or reductions in NOx emissions are required, the cost of compliance could be substantially higher. As a result of its prior investments in scrubbers for Eddystone and Cromby and its investment in nuclear generating capacity, the Company believes that compliance with the Amendments will have less impact on the Company's electric rates than on the rates of other Pennsylvania utilities which are more dependent on coal-fired generation.

     Many other provisions of the Amendments are affecting the Company's business. The Amendments establish stringent new control measures for areas which are designated as not meeting national ambient air quality standards; establish limits on the purchase and operation of motor vehicles and require increased use of alternative fuels; provide for stringent controls on emissions of toxic air pollutants and the possible future designation of some utility emissions as toxic; establish new permit and monitoring requirements for sources of air emissions; and provide for significantly increased enforcement power, and civil and criminal penalties.

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

     By notice issued in November 1986, the EPA notified over 800 entities, including the Company, that they may be PRPs under CERCLA with respect to releases of radioactive and/or toxic substances from the Maxey Flats disposal site, a low-level radioactive waste disposal site near Moorehead, Kentucky, where certain of the Company's wastes were deposited. Approximately 90 PRPs, including the Company, formed a steering committee and entered into an administrative consent order with the EPA to conduct a remedial investigation and feasibility study (RI/FS), which was substantially revised based on the EPA comments. In September 1991, following public review and comments, the EPA issued a Record of Decision in which it selected a natural stabilization remedy for the Maxey Flats disposal site. The steering committee has preliminarily estimated that implementing the EPA proposed remedy at the Maxey Flats site would cost $60-$70 million in 1993 dollars. A settlement has been reached among the PRPs, the federal and private PRPs, the Commonwealth of Kentucky and the EPA concerning their respective roles and responsibilities in conducting remedial activities at the site. Under the settlement, the private PRPs will perform the initial remedial work at the site and the Commonwealth of Kentucky will assume responsibility for long-range maintenance and final remediation of the site. The Company estimates that it will be responsible for $600,000 of the remediation costs to be incurred by the private PRPs in implementing the remedial activities for which the private PRPs have agreed to be responsible.

     By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and/or miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site), during the period 1970-72. Several of the PRPs, including the Company, have formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agree to perform the RI/FS as described in the work plan issued with the Consent Order. The Company's share of the cost of the RI/FS was approximately 30%. On October 14, 1994, the PRPs submitted to the EPA the RI/FS which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. Although the Company is unable to predict which remedial alternative will eventually be required by the EPA, preliminary indications are that the costs to remediate the site could be approximately $25 million and could be higher depending upon the remedial alternative chosen by the EPA. The Company is unable to predict at this time the Company's share of such costs.

     The EPA has notified the Company that it is a PRP for part of the cleanup costs at a site (Berks Associates/Douglassville site) where wastes generated by the Company may have been deposited by others and has requested extensive information on the characteristics of the material sent to the site and the processes which generated the material. In August 1991, the EPA filed suit in the United States District Court for the Eastern District of Pennsylvania
(Eastern District Court) against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. It is estimated that the cleanup of this portion of the site will cost approximately $2 million. Although the Company was not named as a respondent in the Administrative Order issued by the EPA, it joined a group of the named respondents and several other PRPs who were not named as respondents, and contributed money to the group to conduct the cleanup activities required by the Administrative Order. On September 29, 1992, the Company and 169 other parties were served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRPs with allocated shares of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a modified de minimis PRP settlement which would require the Company to pay approximately $800,000 in exchange for the EPA agreeing not to sue, take administrative action under CERCLA for recovery of past or future response costs or seek injunctive relief with respect to the site. The Company has notified the EPA that it wishes to participate with other eligible PRP's in the modified offer, subject to resolving certain additional contingencies.

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

     In April 1990, the Company received a notice from the NJDEPE which alleges that the Company is potentially liable for certain cleanup costs at the Gloucester Environmental Management Services, Inc. (GEMS) site located in New Jersey because wastes generated by the Company are alleged to have been deposited at the site by a third party. The Company was added as a defendant in a suit commenced by the NJDEPE several years ago, which now names several hundred defendants, and which relates to the GEMS site. The Company has joined a pre-existing group of PRPs which is dealing with the NJDEPE on these matters. In February 1995, the Company was named as an additional defendant in a private party class action seeking damages associated with the GEMS site.

     On October 16, 1989, the EPA and the NJDEPE commenced a civil action in the United States District Court for the District of New Jersey against 26 defendants, not including the Company, alleging the right to collect past and future response costs for cleanup of the Helen Kramer landfill located in New Jersey. In October 1991, the direct defendants joined the Company and over 100 other parties as third-party defendants. The third-party complaint alleges that the Company generated materials containing hazardous substances that were transported to and disposed at the landfill by a third party. The direct and third-party defendants are presently involved in settlement negotiations involving an allocation process.

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

     In November 1992, the Company received a subpoena from the non-government parties (party participants) in a consolidated action relating to the Bridgeport Rental and Oil Services (BROS) site requesting information on various haulers. The party participants have information which they believe connects the Company to the site. At the invitation of the party participants, the Company is participating in a "voluntary, informal, non-litigated settlement/mediation process." In April 1993, the Company received a Request for Information from the EPA regarding potential use of the BROS site. On May 27, 1993, the Company filed its response with the EPA. Negotiations are ongoing.

     In March 1994, the Company received a notice from the EPA that it may be a de minimus PRP with respect to hazardous substances deposited by a third party at a site (Jack's Creek/Sitkin Smelting Facility) located in Mifflin County, Pennsylvania. The Company has signed an agreement to pay $6,000 to settle this matter with the EPA. The settlement is contingent upon final approval of the United States Assistant Attorney General.

     On March 3, 1989, the Company received a Notice of Violation from the PDER for soil contamination at one of the Company's maintenance facilities. The Company suspects that the contamination was caused by leakage of transformer dielectric fluid. The PDER required the Company to initiate sampling to determine the scope of the contamination. The Company conducted sampling and ground water monitoring and submitted the results to the PDER on November 18, 1991. The Company has identified the presence of oil and polychlorinated byphenols (PCBs) at the site. On February 19, 1993, the Company submitted to the PDER a revised remedial clean-up strategy. On March 9, 1993, the PDER accepted the Company's revised remedial clean-up strategy. The Company is implementing the remedial clean-up strategy accepted by the PDER, which is expected to cost approximately $2 million over a period of three to five years.

     In addition, an evaluation of all Company sites for potential environmental clean-up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations at certain of these sites to define the nature and extent of the contamination, to determine the necessity of remediation and to identify possible remediation alternatives. For discussion of cost recovery of remediation of former manufactured gas plant sites, see "Rate Matters."

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

     On June 4, 1993, the Company entered into a Corrective Action Consent Order
(CACO) from the EPA under RCRA. The CACO order requires the Company to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary, for a site located along the Delaware River in Chester, Pennsylvania, which had previously been leased to Chem Clear, Inc. Chem Clear operated an industrial waste water pretreatment facility on the site. In October 1994, the Company entered into an agreement with Clean Harbors, the successor to Chem Clear, pursuant to which the Company will be responsible for approximately 25% of the cost incurred under the CACO and Clean Harbors will be responsible for 75% of the costs. The Company cannot estimate its liability, if any, for interim or corrective measures because they have not yet been identified. The Company estimates that its share of the cost to comply with the CACO will cost $2 million over a period of five years. Until completion of the required investigation, the Company is unable to predict the nature and cost of any potential corrective action.

Costs

     The Company's budget for capital requirements for 1995 and its most recent estimate of capital requirements for 1996-98 for compliance with environmental requirements total $60 million. This estimate includes the Company's share of the costs to comply with the revised NJDEPE permit for Salem, but does not include any amounts that may be required for its share of scrubbers or other systems at Keystone to comply with the Amendments. In addition, the Company may be required to make significant additional expenditures not presently determinable.

     At December 31, 1994, the Company had accrued $24 million for various investigation and remediation costs that can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

Competition

     The Energy Act encourages competition among utilities and nonutility generators for sales of energy and capacity to wholesale customers by allowing access to utility transmission facilities. The Energy Act directs the FERC to set prices for wheeling to allow utilities to recover all legitimate, verifiable and economic costs of providing wheeling services, including the cost of expanding their transmission facilities to accommodate required transmission access. On August 5, 1994, Duquesne filed an application under Section 211 of the Federal Power Act requesting that the FERC order the Company and the other PJM member and associate utilities to provide 300 MW of firm transmission service for a 20-year term. Duquesne has stated that it intends to use the requested firm transmission service to make firm generation sales to purchasers within and beyond PJM. The PJM members, including the Company, dispute Duquesne's claim that it is entitled to the transmission service that it has requested. The proceeding awaits FERC action.

     In May 1994, the PUC instituted an investigation into electric power competition issues. The PUC invited utilities, independent power producers and other interested parties to respond to a number of issues related to competition, including the impact of retail wheeling. In November 1994, the Company filed its comments with the PUC. The Company responded that access by retail customers to alternate electricity suppliers (retail access) is not in the public interest and should not be implemented unless there is a reasonable expectation that the total benefits created will exceed the total cost of the changes.

     The Company believes that retail access should not be adopted if it represents a mere shifting of costs from one class of customers to another. The Company believes that retail access does not currently provide a net benefit. Regulatory changes permitting retail access may also create "stranded investment," which is investment by a regulated utility in assets currently included in rates that are not recoverable if its customers are served by another energy supplier. Investments by the Company in assets which are not recoverable from customers may have to be written off, which write-off could have a material adverse effect on the Company's financial condition and results of operations. The Company believes other alternatives are available for enhancing the current regulatory system. The Company expressed its willingness to work with others to explore potential enhancements, such as performance-based ratemaking, flexible pricing and the continued development of efficient bulk-power markets. The PUC is currently expected to release the findings from its investigation in the spring of 1995. The Company is not able to predict whether retail access will be implemented and, if implemented, what impact it would have on the Company's financial condition or results of operations.

     The Company believes that retail access will not adversely affect the Company's ability to retain its larger-volume industrial customers. The Company has in place rates that allow it to enter into long-term contracts with these larger-volume customers that are based on the particular customer's next-best competitive alternative. Because the Company is a high-cost producer due to its capital investment in nuclear facilities, retail access could adversely affect other segments of its retail business, particularly other large commercial and industrial customers.

     The wholesale electric utility industry, in particular power generation to serve the needs of large users such as municipal customers and to provide for off-system sales, has become increasingly competitive. Such competition has permitted the Company to increase off-system sales but has reduced the Company's margin for off-system sales. Companies that are able to provide energy at a lower cost are likely to benefit from this competition. These factors will continue to challenge the Company to maintain current revenue levels.

     The Company has implemented its plan to reorganize the Company's operations into five strategic business units to better enable it to meet the challenges of a competitive environment. The Consumer Energy Services Group distributes energy products and services to the Company's retail customers and consists primarily of the operating divisions, marketing, sales, engineering and support services. Bulk Power Enterprises is responsible for marketing and selling energy products to wholesale customers inside and outside the Company's service territory. The Power Generation Group is responsible for operating the Company's fossil-fuel and hydroelectric generating units. The Nuclear Generation Group is responsible for operating the Company's nuclear generating stations. The Gas Services Group is responsible for managing the Company's gas operations. The Company is currently planning to have each business unit eventually operate as an individual profit center, separate from the other business units.

Executive Officers of the Registrant

                                  Age at                                                     Effective Date of Election
Name                           Dec. 31, 1994                Position                             to Present Position
----                           -------------                --------                             -------------------
J. F. Paquette, Jr.............     60      Chairman and Chief Executive Officer...............  April 16, 1990
C. A. McNeill, Jr..............     55      President and Chief Operating Officer..............  April 16, 1990
W. L. Bardeen..................     56      Senior Vice President and Group
                                               Executive - Consumer Energy
                                               Services Group..................................  March 1, 1994
J. W. Durham...................     57      Senior Vice President and General Counsel..........  October 24, 1988
W. J. Kaschub..................     52      Senior Vice President - Human Resources............  June 10, 1991
G. S. King.....................     54      Senior Vice President - Corporate and
                                               Public Affairs..................................  October 1, 1992
K. G. Lawrence.................     47      Senior Vice President - Finance and Chief
                                               Financial Officer...............................  March 1, 1994
J. M. Madara, Jr...............     51      Senior Vice President and Group
                                               Executive - Power Generation Group..............  March 1, 1994
R. J. Patrylo..................     48      Senior Vice President and Group
                                               Executive - Gas Services Group..................  August 1, 1994
D. M. Smith....................     61      Senior Vice President - Nuclear Generation
                                               Group and Chief Nuclear Officer.................  March 1, 1994
A. J. Weigand..................     56      Senior Vice President and Group
                                               Executive - Bulk Power Enterprises .............  March 1, 1994
J. M. Bauer....................     48      Vice President - Customer Service..................  April 13, 1994
G. A. Cucchi...................     45      Vice President - Corporate Planning and
                                               Development.....................................  March 1, 1994
D. R. Helwig...................     43      Vice President - Power Delivery....................  March 1, 1995
T. P. Hill, Jr.................     46      Vice President and Controller......................  January 1, 1991
K. C. Holland..................     42      Vice President - Information Systems
                                               and Chief Information Officer...................  March 21, 1994
W. G. MacFarland, IV...........     45      Vice President - Limerick Generating
                                               Station.........................................  March 1, 1995
G. C. Miller...................     50      Vice President - Philadelphia Region...............  October 25, 1994
J. B. Mitchell.................     46      Vice President - Finance and Treasurer.............  December 1, 1994
W. E. Powell, Jr...............     58      Vice President - Support Services..................  January 30, 1995
G. R. Rainey...................     45      Vice President - Peach Bottom Atomic
                                               Power Station...................................  November 24, 1993
W. H. Smith, III...............     46      Vice President - Station Support...................  March 1, 1994
T. C. Stapleford...............     56      Vice President - Bucks/Mont Region.................  October 25, 1994
D. A. Thomas...................     48      Vice President - Marketing and Sales...............  January 30, 1995
W. J. Williams.................     53      Vice President - Transmission and
                                               Distribution Services...........................  December 1, 1994
N. J. Zausner..................     41      Vice President - Power Transactions................  October 11, 1994
K. K. Dodd.....................     44      Corporate Secretary................................  November 1, 1994

     The present term of office of each of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual election of Directors (scheduled to be held April 12, 1995).

     On January 30, 1995, the Board of Directors announced its intention to elect Mr. McNeill to the additional position of Chief Executive Officer at the Company's Board of Directors meeting on April 12, 1995. Mr. Paquette will continue as Chairman of the Board and Chairman of the Executive Committee until his retirement in 1997.

     Prior to his election to his current position with the Company, Mr. Paquette was Chairman, President and Chief Executive Officer of the Company.

     Prior to his election to his current position with the Company, Mr. McNeill was Executive Vice President - Nuclear of the Company.

     Prior to his election to his current position with the Company, Mr. Bardeen was Senior Vice President - Finance and Chief Financial Officer. Prior to joining the Company in 1992, Mr. Bardeen was Vice President - Finance and Controller for Bell Atlantic Corporation.

     Prior to joining the Company in 1991, Mr. Kaschub was Vice President of Human Resources with GTE North Incorporated.

     Prior to joining the Company in 1992, Mrs. King served as Commissioner of the United States Social Security Administration.

     Prior to his election to his current position with the Company, Mr. Lawrence was Vice President - Gas Operations.

     Prior to his election to his current position with the Company, Mr. Madara was Vice President - Production, Assistant Manager - Mechanical Engineering and General Manager - Nuclear Quality Assurance.

     Prior to joining the Company in 1994, Mr. Patrylo was Senior Vice President
- Gas Services Business Unit at Niagara Mohawk Power Corporation and President of RJP Associates, Inc., a business consulting firm.

     Prior to his election to his current position with the Company, Mr. D. M. Smith was Senior Vice President - Nuclear and Vice President - Peach Bottom Atomic Power Station.

     Prior to his election to his current position with the Company, Mr. Weigand was Vice President - Transmission and Distribution Systems.

     Prior to joining the Company in March 1994, Mrs. Holland was Director of Technology Services and Director of Business Services and Operations at SmithKline Beecham, Inc.

     Prior to joining the Company in 1995, Mr. Powell was Vice President - Logistics with E.I. DuPont DeNemours & Co.

     Prior to joining the Company in 1995, Mr. Thomas was General Manager - American Parts and Services, Manager - Utility Parts Sales, Manager - Gateway Region - Utility Sales, and Manager - Product Services at General Electric Company.

     Prior to joining the Company in 1994, Ms. Zausner was Vice President of U.S. Generating Company, an independent power producer.

     Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1990:
Ms. Bauer was Operations Manager - Montgomery County Division and Manager - Nuclear Operations; Mr. Cucchi was Director of System Planning and Performance; Mr. Helwig was Vice President - Limerick Generating Station and Vice President - Nuclear Engineering and Services; Mr. Hill was Controller; Mr. MacFarland was Outage Director - Limerick, Manager - Nuclear Maintenance, Manager - Peach
Bottom Installation Division and Senior Project Manager - Limerick Nuclear Engineering; Mr. Miller was Vice President - Philadelphia North Division, Division Superintendent - Transmission and Distribution, Manager - Transmission and Distribution Services and General Manager - Philadelphia, North Division; Mr. Mitchell was Director of Financial Operations and Assistant Treasurer; Mr. Rainey was Vice President - Nuclear

Support and Plant Manager - Eddystone Generating Station; Mr. W. H. Smith, III was Vice President - Planning and Performance, Manager - Corporate Strategy and Performance, General Manager - Human Resources, Director - Organization Change Task Force and Manager - Purchasing; Mr. Stapleford was Vice President - Montgomery County Division, General Manager - Montgomery County Division, Manager - Purchasing and Manager - Service Operations; Mr. Williams was Vice President - Bucks County Division, Division Manager - Bucks County, Manager - Transmission and Distribution Operations; and Ms. Dodd was Assistant General Counsel.

     There are no family relationships among directors or executive officers of the Company.

ITEM 2.       PROPERTIES

     The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

     The following table sets forth the Company's net electric generating capacity by station at December 31, 1994:

                                                                                     Net Generating     Estimated
                                                                                      Capacity (1)      Retirement
                 Station                                  Location                     (Kilowatts)         Year
Nuclear
   Limerick................. ................    Limerick Twp., PA .............     2,110,000(2)      2024, 2029
   Peach Bottom..............................    Peach Bottom Twp., PA..........       886,000(2)(3)   2013, 2014
   Salem   ..................................    Hancock's Bridge, NJ...........       942,000(3)      2016, 2020
Hydro
   Conowingo.................................    Harford Co., MD................       512,000            2014
Pumped Storage
   Muddy Run.................................    Lancaster Co., PA..............       880,000            2014
Fossil (Steam Turbines)
   Cromby  .................. ...............    Phoenixville, PA...............       345,000            2004
   Delaware.................. ...............    Philadelphia, PA...............       250,000             (4)
   Eddystone.................................    Eddystone, PA..................     1,341,000      2009, 2010, 2011
   Schuylkill................................    Philadelphia, PA...............       166,000             (4)
   Conemaugh.................................    New Florence, PA...............       352,000(3)      2005, 2006
   Keystone...................... ...........    Shelocta, PA...................       357,000(3)      2002, 2003
Fossil (Gas Turbines)
   Chester ..................................    Chester, PA....................        39,000             (4)
   Croydon .................. ...............    Bristol Twp., PA...............       369,000             (4)
   Delaware.................. ...............    Philadelphia, PA...............        54,000             (4)
   Eddystone.................................    Eddystone, PA..................        56,000             (4)
   Falls   ..................................    Falls Twp., PA.................        45,000             (4)
   Moser   ..................................    Lower Pottsgrove Twp., PA......        45,000             (4)
   Richmond.................. ...............    Philadelphia, PA...............        96,000             (4)
   Schuylkill................................    Philadelphia, PA...............        28,000             (4)
   Southwark.................................    Philadelphia, PA...............        52,000             (4)
   Salem   ..................................    Hancock's Bridge, NJ...........        18,000(3)         1996
Fossil (Internal Combustion)
   Cromby  .................. ...............    Phoenixville, PA...............         2,700             (4)
   Delaware.................. ...............    Philadelphia, PA...............         2,700             (4)
   Schuylkill................................    Philadelphia, PA...............         2,800             (4)
   Keystone...................... ...........    Shelocta, PA...................         2,300(3)         2003
   Conemaugh.................................    New Florence, PA...............         2,300(3)         2006
                                                                                         -----
       Total....................................................................     8,955,800
                                                                                     =========

---------------
(1)  Summer rating.
(2)  Effective  January  26,  1995,  Peach  Bottom  Unit  No. 2 was  rerated  to
     1,093,000 kilowatts, making the entire station's capacity 2,128,000 kilowatts, of which the Company's portion is 904,000 kilowatts. Effective February 25, 1995, Limerick Unit No. 2 was rerated to 1,115,000 kilowatts, making the entire station's capacity 2,170,000 kilowatts. These rerates increased the Company's net generating capacity to 9,033,800 kilowatts.
(3)  Company portion.
(4) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these units beyond 1995.

       The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1994:

              Voltage in Kilovolts (Kv)                                          Conductor Miles
              Transmission:
                  500 Kv........................................................          844
                  220 Kv........................................................        1,692
                  132 Kv........................................................          742
                  66 Kv.........................................................          591
                  34 Kv and below...............................................           38
              Distribution:
                  34 Kv and below...............................................       52,269

     At December 31, 1994, the Company's principal electric distribution system included 12,588 pole-line miles of overhead lines and 20,748 cable miles of underground cables.

     The Company is in the midst of an ongoing program to implement a 34 Kv distribution system for a large portion of outlying suburban areas. These areas are now primarily served by a combination of 4 Kv distribution circuits, which are being phased out, and direct connections to 34 Kv subtransmission lines, which are being converted to 34 Kv distribution circuits. The new system is designed to improve the Company's ability to meet the growing load requirements of suburban areas, improve system reliability and reduce service interruptions.

     The following table sets forth the Company's gas pipeline miles at December 31, 1994:

                                                                                 Pipeline Miles
              Transmission......................................................        29
              Distribution......................................................     5,379
              Service Piping....................................................     4,550
                                                                                     -----
                  Total.........................................................     9,958
                                                                                     =====

     The Company has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 mcf and a sendout capacity of 200,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 30,000 mcf/day. In addition, the Company owns 21 natural gas city gate stations at various locations throughout its gas service territory.

     The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1994.

     The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $44 million for property losses incurred at any plant insured by the insurance companies (see "ITEM 1. BUSINESS - Electric Operations - General"). The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition and results of operations.

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

     On May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court, on behalf of 147 former employees who retired from the Company between January and June 1987. The lawsuit was filed under ERISA and concerns the August 1, 1987 amendment to the SAP. The plaintiffs claim that the Company concealed or misrepresented the fact that the amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits. The complaint does not specify any dollar amount of damages. On March 24 and 25, 1994, the case was tried in Eastern District Court on the issue of liability. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June 1987. The Eastern District Court will try the case on the issue of damages. The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition.

     On May 25, 1993, the Company received a letter from attorneys on behalf of a shareholder demanding that the Company's Board of Directors commence legal action against certain Company officers and directors with respect to the Company's credit and collections practices. The basis of the demand was the findings and conclusions contained in the Credit and Collection section of the May 1991 PUC Management Audit Report prepared by Ernst & Young. At its June 28, 1993 meeting, the Board of Directors appointed a special committee of directors to consider whether such legal action would be in the best interests of the Company and its shareholders. On March 14, 1994, upon the recommendation of the special committee, the Board of Directors approved a resolution refusing the shareholder demand set forth in the May 25, 1993 demand letter, and authorizing and directing officers of the Company to take all steps necessary to terminate the derivative suit discussed below.

     On July 26, 1993, attorneys on behalf of two shareholders filed a shareholder derivative action in the Court of Common Pleas of Philadelphia County against several of the Company's present and former officers alleging mismanagement, waste of corporate assets and breach of fiduciary duty in connection with the Company's credit and collections practices. A similar suit by the same plaintiffs previously had been withdrawn while on appeal after dismissal by the court for failure to first serve a demand on the Company's Board of Directors. The derivative suit is based on the findings and conclusions contained in the Credit and Collections section of the May 1991 PUC Management Audit Report prepared by Ernst & Young. The plaintiffs seek, among other things, an unspecified amount of damages and the awarding to the plaintiffs of the costs and disbursements of the action, including attorneys' fees. On April 12, 1994, the Company filed a motion for summary judgment seeking termination of the action pursuant to the Board of Directors' resolution of March 14, 1994. Any monetary damages which may be recovered, net of expenses, would be paid to the Company because the lawsuit is brought derivatively by shareholders on behalf of the Company.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                    PART II

ITEM 5.   MARKET FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
          MATTERS

     The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At January 31, 1995, there were 196,717 owners of record of the Company's common stock. The information with respect to the prices of and dividends on the Company's common stock for each quarterly period during 1993 and 1994 is incorporated herein by reference to "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1994.

     The book value of the Company's common stock at December 31, 1994 was $19.41 per share.

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

     The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1994, such capital ($4.30 billion) amounted to about 12 times the liquidating value of the outstanding preferred stock ($370.2 million).

     The Company may not declare dividends on any shares of its capital stock in the event that: (1) the Company exercises its right to extend the interest payment periods on the Company's 9% Deferrable Interest Subordinated Debentures, Series A (Subordinated Debentures), which were issued to PECO Energy Capital, L.P.; (2) the Company defaults on its guarantee of the payment of distributions on the Cumulative Monthly Income Preferred Securities of PECO Energy Capital, L.P.; or (3) an event of default occurs under the Indenture under which the Subordinated Debentures are issued.

ITEM 6.       SELECTED FINANCIAL DATA

     Selected financial data for each of the last five years for the Company and its subsidiaries is incorporated herein by reference to "Financial Statistics" and "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1994.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this caption is incorporated herein by reference to "Consolidated Financial Statements" and "Financial Statistics" in the Company's Annual Report to Shareholders for the year 1994.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors.

     The information required for Directors is included in the Proxy Statement of the Company in connection with its 1995 Annual Meeting of Shareholders to be held April 12, 1995, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

     (b) Identification of Executive Officers.

     The information required for Executive Officers is set forth in "ITEM 1. BUSINESS - Executive Officers of the Registrant" of this Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1995 Annual Meeting of
Shareholders to be held April 12, 1995, under the heading "Executive Compensation Disclosure" and is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1995 Annual Meeting of Shareholders to be held April 12, 1995, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1995 Annual Meeting of Shareholders to be held April 12, 1995, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedule

                                                                                               Reference (Page)
                                                                                          Form 10-K      Annual Report
                             Index                                                      Annual Report   to Shareholders
Data incorporated  by reference from the Annual Report to  Shareholders  for the year 1994:
     Report of Independent Accountants.............................................           -                  18
     Consolidated Statements of Income for the years ended
       December 31, 1994, 1993 and 1992............................................           -                  19
     Consolidated Balance Sheets as of December 31, 1994 and 1993..................           -                  20
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1994, 1993 and 1992............................................           -                  22
     Consolidated Statements of Changes in Common Shareholders'
       Equity and Preferred Stock for the years ended
       December 31, 1994, 1993 and 1992............................................           -                  23
     Notes to Consolidated Financial Statements....................................           -                  24
Data submitted herewith:
     Report of Independent Accountants.............................................          34                   -
     Schedule II -    Valuation and Qualifying Accounts for the years
                      ended December 31, 1994, 1993 and 1992.......................          35                   -

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' report listed in the above index and the information referred to in Items 1, 2, 5, 6, 7 and 8, all of which is included in the Company's Annual Report to Shareholders for the year 1994 and incorporated by reference into this Form 10-K Annual Report, the Annual Report to Shareholders for the year 1994 is not to be deemed "filed" as part of this Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
PECO Energy Company:

     Our report on the consolidated financial statements of PECO Energy Company has been incorporated by reference in this Form 10-K from page 18 of the 1994 Annual Report to Shareholders of PECO Energy Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                                      COOPERS & LYBRAND, L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
January 30, 1995

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)

              Column A                        Column B           Column C-Additions         Column D       Column E
              --------                        --------           ------------------         --------       --------
                                                                            Charged to
                                             Balance at     Charged to         Other                      Balance at
                                            Beginning of     Costs and       Accounts      Deductions       End of
             Description                       Period        Expenses        -Describe    -Describe(1)      Period
FOR THE YEAR ENDED DECEMBER 31, 1994

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $15,086         $44,186       $   -           $42,772         $16,500
                                              =======         =======       =====           =======         =======
         TOTAL..........................      $15,086         $44,186       $   -           $42,772         $16,500
                                              =======         =======       =====           =======         =======


FOR THE YEAR ENDED DECEMBER 31, 1993

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $17,916         $40,758       $   -           $43,588         $15,086
                                              =======         =======       =====           =======         =======
         TOTAL..........................      $17,916         $40,758       $   -           $43,588         $15,086
                                              =======         =======       =====           =======         =======


FOR THE YEAR ENDED DECEMBER 31, 1992

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $30,028         $42,195       $   -           $54,307         $17,916
                                              =======         =======       =====           =======         =======
         TOTAL..........................      $30,028         $42,195       $   -           $54,307         $17,916
                                              =======         =======       =====           =======         =======

---------------
(1)  Write-off of individual accounts receivable.

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

Exhibit No.      Description

    3-1 Amended and Restated Articles of Incorporation of PECO Energy Company (1993 Form 10-K, Exhibit 3-1).

    3-2 Bylaws of the Company, adopted February 26, 1990 and amended January 24, 1994 (1993 Form 10-K, Exhibit 3-2).

    4-1 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to the Company) and Fidelity Trust Company, Trustee (First Fidelity Bank, National Association, successor), (Registration No. 2-2881, Exhibit B-1).

    4-2        Supplemental  Indentures  to the  Company's  First and  Refunding
               Mortgage:

                  Dated as of                          File Reference                            Exhibit No.
                  May 1, 1927                          2-2881                                    B-1(c)
                  March 1, 1937                        2-2881                                    B-1(g)
                  December 1, 1941                     2-4863                                    B-1(h)
                  November 1, 1944                     2-5472                                    B-1(i)
                  December 1, 1946                     2-6821                                    7-1(j)
                  September 1, 1957                    2-13562                                   2(b)-17
                  May 1, 1958                          2-14020                                   2(b)-18
                  May 1, 1964                          2-25628                                   4(b)-21
                  October 1, 1967                      2-28242                                   2(b)-23
                  March 1, 1968                        2-34051                                   2(b)-24
                  May 1, 1970                          2-38849                                   2(b)-28
                  December 15, 1970                    2-41081                                   2(b)-29
                  December 15, 1971                    2-44195                                   2(b)-31
                  January 15, 1973                     2-49842                                   2(b)-33
                  March 1, 1981                        2-72802                                   4-46
                  March 1, 1981                        2-72802                                   4-47
                  November 15, 1984                    1984 Form 10-K                            4-2(a)
                  December 1, 1984                     1984 Form 10-K                            4-2(b)
                  May 15, 1985                         1985 Form 10-K                            4-2(a)
                  October 1, 1985                      1985 Form 10-K                            4-2(b)
                  November 1, 1986                     1986 Form 10-K                            4-2(c)
                  July 15, 1987                        Form 8-K dated July 21, 1987              4(c)-63
                  July 15, 1987                        Form 8-K dated July 21, 1987              4(c)-64
                  August 1, 1987                       33-17438                                  4(c)-65
                  October 15, 1987                     Form 8-K dated October 7, 1987            4(c)-66
                  October 15, 1987                     Form 8-K dated October 7, 1987            4(c)-67
                  April 15, 1988                       Form 8-K dated April 11, 1988             4(e)-68

                  Dated as of                          File Reference                            Exhibit No.
                  April 15, 1988                       Form 8-K dated April 11, 1988             4(e)-69
                  June 15, 1989                        33-31289                                  4(e)-70
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

    4-5 Indenture, dated as of July 1, 1994, between the Company and Meridian Trust Company, as trustee.

    4-6        Deferrable Interest Subordinated Debenture Certificate, Series A.

    4-7 Payment and Guarantee Agreement, dated July 27, 1994, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities of PECO Energy Capital, L.P.

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

   10-4 Deferred Compensation and Supplemental Pension Benefit Plan (1981 Form 10-K, Exhibit 10-16).*

   10-5 Philadelphia Electric Company Stock Price Appreciation Plan, effective June 1, 1988 (1988 Form 10-K, Exhibit 4-7).*

   10-6       PECO Energy Company 1989 Long-Term  Incentive Plan  (Registration
               No. 33-30317, Exhibit 28).*

   10-7 Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated July 25, 1994.

   10-8 Stock Purchase Agreement between the Company and Delmarva Power & Light Company, dated May 24, 1994.

   10-9 Agreement between the Company and Delmarva Power & Light Company for the purchase and sale of capacity and energy, dated May 24, 1994.

   12-1        Ratio of Earnings to Fixed Charges.

   12-2        Ratio  of  Earnings  to  Combined  Fixed  Charges  and  Preferred
               Dividends.

     13 Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Financial Statistics, and Operating Statistics of the Annual Report to Shareholders for the year 1994.

     21        Subsidiaries of the Registrant.

     23        Consent of Independent Accountants.

     24        Powers of Attorney.

     27        Financial Data Schedule.

---------------
* Compensatory plans or arrangements in which directors or officers of the Company participate and which are not available to all employees.

Reports on Form 8-K

          During the quarter ended December 31, 1994, the Company filed Current Reports on Form 8-K, dated:

               October 7, 1994 reporting information under "ITEM 5. OTHER EVENTS" concerning the resolving of all of the issues associated with the Company's single-issue rate increase to recover the costs associated with the implementation of Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions"; and

               October 13, 1994 reporting information under "ITEM 5. OTHER EVENTS" relating to the issuance of a tentative order issued by the Pennsylvania Public Utility Commission permitting recovery of a portion of the costs associated with the implementation of Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions."

          Subsequent to December 31, 1994, the Company filed a Current Report on Form 8-K, dated:

               February 2, 1995 reporting information under "ITEM 5. OTHER EVENTS" relating to a press release issued by the Company concerning management changes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 24th day of March 1995.

                                         PECO ENERGY COMPANY

                                         By  /s/  J. F. PAQUETTE, JR.
                                                  J. F. Paquette, Jr.,
                                                  Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signature                             Title                                        Date

           /s/J. F. PAQUETTE, JR.
              J. F. Paquette, Jr.                  Chairman of the Board and Director             March 24, 199
                                                       (Principal Executive Officer)5

           /s/C. A. MCNEILL, JR.
              C. A. McNeill, Jr.                   President and Director                         March 24, 1995
                                                       (Principal Operating Officer)

           /s/ K. G. LAWRENCE
               K. G. Lawrence                      Senior Vice President - Finance                March 24, 1995
                                                       and Chief Financial Officer
                                                       (Principal Financial and
                                                        Accounting Officer)

     This annual report has also been signed below by C. A. McNeill, Jr., Attorney-in-Fact, on behalf of the following Directors on the date indicated:


SUSAN W. CATHERWOOD                     JOSEPH C. LADD
M. WALTER D'ALESSIO                     EDITHE J. LEVIT
R. G. GILMORE                           KINNAIRD R. MCKEE
R. H. GLANTON                           JOSEPH J. MCLAUGHLIN
JAMES A. HAGEN                          JOHN M. PALMS
NELSON G. HARRIS                        RONALD RUBIN
                       ROBERT SUBIN


By   /s/   C. A. MCNEILL, JR.                                  March 24, 1995
           C. A. McNeill, Jr.,
           Attorney-in-Fact