Form 10-Q
period 1995-03-31
PECO ENERGY CO
filed 1995-05-15
CIK 78100

FORM 10-Q
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C.  20549




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1995

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to

Commission file number                  1-1401


                     PECO Energy Company
(Exact name of registrant as specified in its charter)


            Pennsylvania                   23-0970240
(State or other jurisdiction of        (I.R.S. Employer
 incorporation or organization)         Identification No.)

   2301 Market Street, Philadelphia, PA          19103
(Address of principal executive offices)     (Zip Code)

                      (215) 841-4000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                              Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The
Company had 221,769,168 shares of common stock outstanding on April
30, 1995.

PAGE

                 PART I. FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS
          PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                         (Millions of Dollars)

                                                  3 Months Ended
                                                     March 31,
                                            ---------------------------
                                               1995             1994
                                            ----------       ----------
OPERATING REVENUES
Electric                                    $ 881.4           $921.6
Gas                                           177.2            206.8
                                            -------          -------
TOTAL OPERATING REVENUES                    1,058.6          1,128.4
                                            -------          -------
OPERATING EXPENSES
Fuel and Energy Interchange                   200.3            259.8
Other Operating                               231.6            222.7
Maintenance                                    81.0             90.2
Depreciation                                  111.6            108.7
Income Taxes                                   98.0            103.7
Other Taxes                                    79.4             83.0
                                            -------          -------
TOTAL OPERATING EXPENSES                      801.9            868.1
                                            -------          -------
OPERATING INCOME                              256.7            260.3
                                            -------          -------
OTHER INCOME AND DEDUCTIONS
Allowance for Other Funds Used
    During Construction                         4.3              2.1
Income Taxes                                   (1.3)            (2.9)
Other, Net                                      1.7              7.3
                                            -------          -------
TOTAL OTHER INCOME AND DEDUCTIONS               4.7              6.5
                                            -------          -------
INCOME BEFORE INTEREST CHARGES                261.4            266.8
                                            -------          -------

INTEREST CHARGES
Long-Term Debt                                 99.1            100.0
Guaranteed Interest on Preferred
    Securities of Partnership                   5.0               --
Short-Term Debt                                 9.5              9.7
                                            -------          -------
TOTAL INTEREST CHARGES                        113.6            109.7
Allowance for Borrowed Funds
    Used During Construction                   (4.2)            (2.3)
                                            -------          -------
NET INTEREST CHARGES                          109.4            107.4

Net Income                                    152.0            159.4
Preferred Stock Dividends                       6.1             10.8
                                            -------          -------
EARNINGS APPLICABLE TO COMMON STOCK         $ 145.9           $148.6
                                            =======          =======

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING (Millions)                 221.7              221.5
EARNINGS PER AVERAGE COMMON
     SHARE (Dollars)                        $0.66              $0.67
DIVIDENDS PER COMMON SHARE (Dollars)        $0.405             $0.38

   See Notes to Condensed Consolidated Financial Statements

PAGE

        PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
           CONDENSED CONSOLIDATED BALANCE SHEETS
                   (Millions of Dollars)
                                         March 31,           December 31,
                                           1995                  1994
                                        (UNAUDITED)
                                        -------------        ---------------
ASSETS
UTILITY PLANT
Plant at Original Cost                   $14,486.7             $14,414.6
Less Accumulated Provision
     for Depreciation                      4,320.9               4,242.6
                                        ---------            ----------
                                          10,165.8              10,172.0
Nuclear Fuel, Net                            172.2                 184.2
Construction Work in Progress                477.3                 472.5
Leased Property, Net                         170.7                 194.7
                                        ---------            ----------
                                          10,986.0              11,003.3
                                        ---------            ----------
CURRENT ASSETS
Cash and Temporary Cash
     Investments                              66.4                  47.0
Accounts Receivable, Net
  Customer                                    79.4                  97.0
  Other                                       44.5                  49.8
Inventories, at Average Cost
  Fossil Fuel                                 60.0                  72.8
  Materials and Supplies                     119.5                 118.2
Deferred Income Taxes                          7.6                  12.0
Other                                        188.4                  58.0
                                        ---------            ----------
                                             565.8                 454.8
                                        ---------            ----------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes          2,138.1               2,138.1
Deferred Limerick Costs                      408.5                 413.9
Deferred Non-Pension Post-
     retirement Benefits Costs               258.3                 261.9
Investments                                  242.6                 236.6
Loss on Reacquired Debt                      314.2                 320.9
Other                                        265.1                 263.3
                                        ---------            ----------
                                           3,626.8               3,634.7
                                        ---------            ----------
TOTAL                                    $15,178.6             $15,092.8
                                        =========            ==========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Shareholders' Equity
Common Stock (No Par)                     $3,494.9              $3,490.7
Other Paid-In Capital                          1.2                   1.3
Retained Earnings                            866.2                 810.5
Preferred and Preference Stock
  Without Mandatory Redemption               277.5                 277.4
  With Mandatory Redemption                   92.7                  92.7
Guaranteed Interest in Preferred
     Securities of Partnership               221.3                 221.3
Long-Term Debt                             4,602.3               4,785.6
                                        ---------            ----------
                                           9,556.1               9,679.5
                                        ---------            ----------
CURRENT LIABILITIES
Notes Payable, Bank                            --                   11.5
Long-Term Debt Due Within One Year           375.9                 201.2
Capital Lease Obligations
     Due Within One Year                      60.4                  60.5
Accounts Payable                             210.7                 308.8
Taxes Accrued                                152.6                  87.2
Deferred Energy Costs                          4.9                  15.5
Interest Accrued                             102.0                  93.2
Dividends Payable                             28.1                  15.1
Other                                        140.5                  85.6
                                        ---------            ----------
                                           1,075.1                 878.6
                                        ---------            ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                    110.3                 114.1
Deferred Income Taxes                      3,254.1               3,225.9
Unamortized Investment Tax Credits           360.6                 374.1
Pension Obligation for Early
     Retirement Plan                         238.3                 238.3
Non-Pension Postretirement
     Benefits Obligation                     362.2                 354.5
Other                                        221.9                 227.8
                                        ---------            ----------
                                           4,547.4               4,534.7
                                        ---------            ----------
COMMITMENTS AND CONTINGENCIES
     (NOTE 4)
                                        ---------            ----------
TOTAL                                    $15,178.6             $15,092.8
                                        =========            ==========
     See Notes to Condensed Consolidated Financial Statements

PAGE

          PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Millions of Dollars)

                                                   3 Months Ended
                                                      March 31,
                                            ----------------------------
                                               1995             1994
                                            -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                    $152.0              $159.4
Adjustments to Reconcile Net Income
  to Net cash Provided by Operating
  Activities:
Depreciation and Amortization                  127.6               125.0
Deferred Income Taxes                           32.3                30.8
Deferred Energy Costs                          (10.6)              (28.1)
Changes in Working Capital:
 Accounts Receivable                            22.9               (20.9)
 Inventories                                    11.5                29.5
 Accounts Payable                              (98.1)              (60.6)
 Other Current Assets and Liabilities           (1.3)               (3.8)
Other Items Affecting Operations                 5.9                (7.0)
                                             --------           --------
NET CASH FLOWS PROVIDED BY OPERATING
  ACTIVITIES                                   242.2               224.3
                                             --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                           (124.2)              (93.5)
Increase in Investments                         (6.0)              (14.6)
                                             --------           --------
NET CASH FLOWS USED BY INVESTING
  ACTIVITIES                                  (130.2)             (108.1)
                                             --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                      (11.5)               15.8
Issuance of Common Stock                         4.2                 0.1
Retirement of Preferred Stock                    0.0                (1.1)
Retirement of Long-Term Debt                    (9.8)              (50.8)
Loss on Reacquired Debt                          6.7                 6.7
Dividends on Preferred and Common Stock        (95.8)              (95.0)
Change in Dividends Payable                     13.0                13.2
Other Items Affecting Financing                  0.6                 0.7
                                             --------           --------
NET CASH FLOWS USED BY FINANCING
  ACTIVITIES                                   (92.6)             (110.4)
                                             --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS           19.4                 5.8
                                             --------           --------
CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                           47.0                46.9
                                             --------           --------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                    $66.4               $52.7
                                             ========           ========

                            See Notes to Condensed Consolidated Financial Statements

PAGE

PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements are unaudited, but include all adjustments which PECO Energy
Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature except for the recognition of a one-time pre-tax charge of $254 million made in the third quarter of 1994 to recognize costs associated with the Company's Voluntary
Retirement and Separation Incentive Programs described in note 2.
The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.

         These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form
10-K).

2. VOLUNTARY RETIREMENT AND SEPARATION INCENTIVE PROGRAMS The Company incurred a one-time pre-tax charge of $254 million ($145 million net of taxes) in the third quarter of 1994 as the result of voluntary retirement and separation programs approved by the Company's Board of Directors in April 1994. Pursuant to these programs, 1,474 employees elected to retire and 1,008 employees elected to voluntarily separate from the Company. The retirements and separations are taking place in stages
PAGE
through December 31, 1995. The Company was also required to accelerate recognition of $180 million of its non-pension postretirement benefits obligation. The Company recorded a corresponding regulatory asset as it expects to receive recovery of all non-pension postretirement benefits costs through the ratemaking process. This recognition of $180 million of non-pension postretirement benefits obligation and the recordation of the corresponding regulatory asset did not impact earnings.

3.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $325 million of designated accounts receivable through January 24, 1996. At
March 31, 1995, the Company had sold a $325 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At March 31, 1995, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 6.3%.
         By terms of this agreement, under certain circumstances, a portion of Deferred Limerick Costs may be included in the pool of eligible receivables. At March 31, 1995, $36 million of Deferred Limerick Costs were included in the pool of eligible receivables.


PAGE

4.       COMMITMENTS AND CONTINGENCIES
         The Price-Anderson Act, as amended (Price-Anderson Act),
sets the limit of liability of approximately $8.9 billion for claims that could arise from an incident involving any licensed nuclear facility in the nation.  The limit is subject to increase to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200
million and mandatory participation in a financial protection pool.  Under the Price-Anderson Act, all nuclear reactor
licensees can be assessed up to $76 million per reactor per
incident, payable at no more than $10 million per reactor per incident per year.  This assessment is subject to inflation, state premium taxes and an additional surcharge of 5% if the total amount of claims and legal costs exceeds the basic
assessment.  If the damages from an incident at a licensed
nuclear facility exceed $8.9 billion, the President of the United
States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims.  The Price-Anderson Act and the extensive regulation of nuclear safety by the Nuclear Regulatory Commission (NRC) do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.
         Although the NRC requires the maintenance of property
insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less,
PAGE
the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities.  These policies require insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such
condition.  Within 30 days of stabilizing the reactor, the
licensee must submit a report to the NRC which provides a clean-
up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility.
Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility.  If the decision is made to
decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the
NRC to maintain to provide funds for decommissioning the
facility.  These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility.  The Company is unable to predict what effect these requirements may have on the timing of the
availability of insurance proceeds to the Company for the
Company's bondholders and the amount of such proceeds which would be available.  Under the terms of the various insurance
agreements, the Company could be assessed up to $48 million,  by
PAGE
the insurance companies.  The Company is self-insured to the extent that any losses may exceed the amount of insurance
maintained.  Any such losses, if not recovered through the
ratemaking process, could have a material adverse effect on the
Company's financial condition or results of operations.
         The Company is a member of an industry mutual insurance
company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station.  The policy contains a 21-week waiting period before recovery of costs can commence.  The premium for this coverage is subject to
assessment for adverse loss experience.  The Company's maximum share of any assessment is $14 million per year.
                                       *          *          *          *
         On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the United
States District Court for the Eastern District of Pennsylvania
(Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990. The lawsuit, filed under the Employee Retirement Income Security Act
(ERISA), alleges that the Company fraudulently and/or negligently misrepresented or concealed facts concerning the Company's 1990
Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the 1990 Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits.  In June 1991, the plaintiffs filed amended complaints adding additional plaintiffs.
The lawsuit names the Company, the Company's Service Annuity Plan
(SAP) and two Company officers as defendants.  The plaintiffs
PAGE
seek approximately $20 million in damages representing, among other things, increased pension benefits and nine months salary pursuant to the terms of the 1990 Early Retirement Plan, as well as punitive damages.  On March 24 and 25, 1994, the case was tried in Eastern District Court on the issue of liability.  On
May 13, 1994, the Eastern District Court issued a decision,
finding the Company liable to all plaintiffs who made inquiries about any early retirement plan after March 12, 1990 and retired prior to April 1990.  The Eastern District Court will try the case on the issue of damages.  The ultimate outcome of this
matter is not expected to have a material adverse effect on the
Company's financial condition or results of operations.
                                       *          *          *          *
         On May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company between
January and June 1987.  The lawsuit was filed under ERISA and concerns the August 1, 1987 amendment to the SAP.  The plaintiffs claim that the Company concealed or misrepresented the fact that an amendment to the SAP was planned to increase retirement
benefits and, as a consequence, they retired prior to the
amendment to the SAP and were deprived of significant retirement benefits. The complaint does not specify any dollar amount of
damages.   On March 24 and 25, 1994, the case was tried in
Eastern District Court on the issue of liability.  On May 13,
1994, the Eastern District Court issued a decision, finding the
Company liable to all plaintiffs who made inquiries about any
PAGE
pension improvement after March 1, 1987 and retired prior to June
1987.  The Eastern District Court will try the case on the issue of damages.  The ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial condition or results of operations.
                                       *          *          *          *
         As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1994, the Company's share of the current estimated cost for decommissioning nuclear generating stations, based on site-specific studies approved for ratemaking purposes by the Pennsylvania Public Utility Commission
(PUC), is $643 million expressed in 1990 dollars.  Under current rates, the Company collects approximately $20 million annually from customers for decommissioning the Company's nuclear units.
At March 31, 1995, the Company held $181 million in trust
accounts, representing amounts recovered from customers and
realized investment earnings thereon, to fund future
decommissioning costs.  The most recent estimate of the Company's share of the cost to decommission its nuclear units is $900
million in 1994 dollars.  Any increase in the 1990
decommissioning cost estimate being recovered in base rates is to be recoverable in the Company's next base rate case.  As a
result, the Company expects to receive recovery of a higher level of decommissioning expense in its next base rate proceeding.  The staff of the Securities and Exchange Commission has questioned the electric utility industry accounting practices regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements.
PAGE
The Financial Accounting Standards Board (FASB) has agreed to review the accounting for removal costs including
decommissioning.  The Company does not expect this review to have a material effect on the Company's financial condition or results of operations.
         As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1994, the Company recorded an estimated liability and related regulatory asset of
$59 million, reflecting the Company's share of the costs of decommissioning and decontamination of the Department of Energy's nuclear enrichment facilities which the Company is required to pay under the National Energy Policy Act of 1992 (Energy Act).
The Company is paying its share of such costs on an installment basis through 2006 and is currently recovering these costs in rates through the Energy Cost Adjustment clause.
         The Company believes that the ultimate costs of
decommissioning and decontamination of its nuclear generating stations and any assessment under the Energy Act will continue to be recoverable through rates, although such recovery is not
assured.
                                       *          *          *          *
         The Company's operations have in the past and may in the
future require substantial capital expenditures in order to
comply with environmental laws.  Additionally, under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company or of property contaminated by hazardous substances generated by the Company.  The Company owns
PAGE
or leases a substantial number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. The Company is currently involved in a number of proceedings relating to sites where
hazardous substances have been deposited and may be subject to additional proceedings in the future.  An evaluation of all
Company sites for potential environmental clean-up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination.
Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations of these sites to define the nature and extent of the contamination, to determine the necessity of
remediation and to identify possible remediation alternatives.
At March 31, 1995, the Company had accrued $23 million for
various investigation and remediation costs that currently can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for
additional investigation and remediation costs at these or
additional sites identified by the Company, environmental
agencies or others, or whether all such costs will be recoverable through rates or from third parties.
                                       *          *          *          *
PAGE
         The Company is involved in various other litigation matters, the ultimate outcomes of which, while uncertain, are not expected to have a material adverse effect on the Company's financial condition or results of operations.
                                       *          *          *          *
5.       ACCOUNTING UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
         (SFAS) NO. 121
         In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed Of," which requires that long-lived assets and
certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in
circumstances indicate that the carrying amount of an asset may not be recoverable.  The new standard is effective for fiscal years beginning after December 15, 1995.  The Company is
currently evaluating the impact of the standard, but does not expect it to have a material effect upon the Company's financial condition or results of operations.
                                       *          *          *          *
PAGE
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
         The Company's construction program is currently estimated to require expenditures of approximately $495 million for 1995 and
$1.4 billion from 1996 to 1998, all of which are expected to be financed from internal sources.  The Company's construction
program is subject to periodic review and revision to reflect changes in economic conditions, revised load forecasts and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the
Company has no assurance will be granted.
                                       *          *          *          *
         See note 4 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I.
FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS," for a
discussion of commitments and contingencies relating to
environmental matters.
                                       *          *          *          *
         The Company's future financial condition or results of operations may be affected by increased competition among utilities and non-utility generators in the power generation market and regulatory changes designed to encourage such
competition.  To date, the Company's electric business,
particularly sales to large industrial customers and off-system sales, has been affected by increased competition.  The Company has responded to increased competition for larger-volume
industrial customers through the use of interruptible rates and
PAGE
long-term contracts with cost-based rates.  In the wholesale market, the Company has increased its off-system sales but
increased competition has reduced the Company's margin for these sales.
         On March 29, 1995, the Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking regarding open access to utility transmission facilities.  See "PART II. ITEM 5.
OTHER INFORMATION," for a discussion of the FERC's proposed
rules.
                                       *          *          *          *
         For information concerning Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived
Assets and for Long-Lived Assets to Be Disposed Of," see note 5 of Notes to Condensed Consolidated Financial Statements in this
Quarterly Report on Form 10-Q under "PART I. FINANCIAL
INFORMATION. ITEM 1. FINANCIAL STATEMENTS."
                                       *          *          *          *
         At March 31, 1995, the Company and its subsidiaries had no short-term borrowings outstanding. The Company has formal and informal lines of bank credit aggregating $351 million.  At March
31, 1995, the Company and its subsidiaries had $12 million of short-term investments.
                                       *          *          *          *
         The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended March 31, 1995 was 3.42 times compared to 4.21 times for the corresponding period ended March
31, 1994.  The Company's Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends (Articles of Incorporation
PAGE
Method) for the twelve months ended March 31, 1995, was 2.02 times compared to 2.44 times for the corresponding period ended
March 31, 1994.  These ratios, although significantly above
minimum requirements, will continue to be adversely affected through the third quarter of 1995 by the one-time charge in the third quarter of 1994 as a result of the voluntary retirement and separation programs approved by the Company's Board of Directors in April 1994.  For the three months ended March 31, 1995, the
Company's Ratio of Earnings to Fixed Charges (SEC Method) and
Ratio of Earnings to Combined Fixed Charges and Preferred Stock
Dividends (SEC Method) were 3.27 times and 3.07 times,
respectively.
                                       *          *          *          *
RESULTS OF OPERATIONS
EARNINGS
         Common stock earnings for the three months ended March 31,
1995 were $0.66 per share, compared to $0.67 per share for the corresponding period ended March 31, 1994. The decline in first quarter 1995 earnings was due primarily to a decline in retail electric and gas sales resulting from milder winter weather
conditions in 1995 which decreased earnings by $0.07 per share.
This earnings decrease was partially offset by a $0.01 per share increase resulting from lower fuel and energy interchange
expenses.
                                       *          *          *          *
PAGE
OPERATING REVENUES
         Electric revenues decreased 4.4% for the three months ended March 31, 1995 compared to the corresponding period ended March
31, 1994 primarily due to decreased sales due to milder winter weather conditions in 1995 and lower fuel-clause revenues.
         Gas revenues decreased 14.3% for the three months ended
March 31, 1995 compared to the corresponding period ended March
31, 1994 primarily due to a decrease in retail sales resulting from milder winter weather conditions in 1995. This decrease was partially offset by increased revenues from gas transported for others.
                                       *          *          *          *
FUEL AND ENERGY INTERCHANGE EXPENSES
         Fuel and energy interchange expenses decreased 22.9% for
the three months ended March 31, 1995 compared to the
corresponding period ended March 31, 1994.  The decrease was primarily due to decreased electric output and gas sendout
resulting from milder winter weather conditions, the retention by the Company of energy savings resulting from the operation of the Company's Limerick Generating Station and net credits to expense resulting from certain energy sales to other utilities.
                                       *         *           *          *
OPERATION AND MAINTENANCE EXPENSES
         Operation and maintenance expenses were substantially
unchanged for the three months ended March 31, 1995 compared to the corresponding period ended March 31, 1994. Transmission and distribution operation and maintenance expenditures decreased along with other operation and maintenance expenses.  This
PAGE
decrease was offset by higher process-reengineering costs and higher nuclear generating station charges related to the extended outage at Salem Nuclear Generating Station (Salem) in the first quarter of 1995.
                      *           *           *          *
DEPRECIATION
         Depreciation expense increased 2.7% for the three months
ended March 31, 1995 compared to the corresponding period ended
March 31, 1994 primarily due to additions to plant in service.
                                       *          *          *          *
INCOME TAXES
         Income taxes charged to operating expenses decreased 5.5%
for the three months ended March 31, 1995 compared to the
corresponding period ended March 31, 1994 primarily due to lower operating income and higher interest expense allocated to operations.
               *          *          *          *
OTHER TAXES
         Other taxes charged to operating expenses decreased by 4.3%
for the three months ended March 31, 1995 compared to the
corresponding period ended March 31, 1994 primarily due to lower Pennsylvania gross receipts tax resulting from lower operating revenues subject to the tax and lower real estate taxes.
                                       *          *          *          *
PAGE

OTHER INCOME AND DEDUCTIONS
         Other income and deductions decreased 27.7% for the three
months ended March 31, 1995 compared to the corresponding period ended March 31, 1994, primarily due to revenues recorded in 1994 from the receipt of nuclear fuel from Shoreham Nuclear Power
Station.
                                       *          *          *          *
TOTAL INTEREST CHARGES
         Total interest charges increased 1.9% for the three months ended March 31, 1995 compared to the corresponding period ended
March 31, 1994 primarily due to the July 1994 issuance of Monthly
Income Preferred Securities (reflected on the balance sheet as
Guaranteed Interest on Preferred Securities of Partnership) and
higher interest rates on floating-rate borrowings.  These
increases were partially offset by lower interest charges due to reductions in total debt and the refinancing of higher-cost, long-term fixed-rate debt.
                                       *          *          *          *
PREFERRED DIVIDENDS
         Preferred stock dividends decreased 43.5% for the three
months ended March 31, 1995 compared to the corresponding period ended March 31, 1994 due to reductions in the amount of preferred stock outstanding.
                                       *          *          *          *

PAGE

PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 12, 1995, the Company held its 1995 Annual Meeting of Shareholders.
         The following Class II directors of the Company were re-elected for terms expiring in 1998:

                                                          Votes For                 Votes Withheld
         Susan W. Catherwood                                    181,538,135                     3,308,226
         Nelson G. Harris                                       181,680,351                     3,166,080
         Edithe J. Levit                                        181,511,556                     3,334,805
         John M. Palms                                          181,443,947                     3,402,414
         Joseph F. Paquette, Jr.                                181,565,357                     3,281,004

         The incumbent Class I directors, with terms expiring in
1997, are Richard G. Gilmore, Richard H. Glanton, Joseph J.
McLaughlin and Corbin A. McNeill, Jr.  The incumbent Class III directors, with terms expiring in 1996, are M. Walter D'Alessio,
James A. Hagen, Joseph C. Ladd, Kinnaird R. McKee and Ronald
Rubin.
         Other items voted on by holders of common stock at the
Annual Meeting were as follows:
         (1)     The appointment of the firm of Coopers & Lybrand
                 L.L.P., independent certified public accountants, as auditors of the Company for 1995, which was approved with 181,626,790 common shares (81.9% of common shares
PAGE
                 outstanding) voting for; 1,577,256 common shares (0.7% of common shares outstanding) voting against; and 1,642,315 common shares (0.7% of common shares outstanding) abstaining;
         (2) A shareholder proposal to require the Company to institute a salary and compensation ceiling, which was defeated with 18,882,042 common shares (8.5% of common shares outstanding) voting for; 138,273,397 common shares (62.4% of common shares outstanding) voting against; 7,976,395 common shares (3.6% of common shares outstanding) abstaining; and 19,774,527 common shares (8.9% of common shares outstanding) broker non-votes; and
         (3) A shareholder proposal requiring lawyers deriving compensation from a law firm providing legal services to the Company not be selected for the slate of
                 endorsed candidates for director, which was defeated with 21,755,714 common shares (9.8% of common shares outstanding) voting for; 135,352,172 common shares (61.1% of common shares outstanding) voting against; 7,956,618 common shares (3.6% of common shares outstanding) abstaining; and 19,781,777 common shares (8.9% of common shares outstanding) broker non-votes.
                                       *          *          *          *
ITEM 5.          OTHER INFORMATION
         As previously reported in the Company's Annual Report on
Form 10-K for the year ended December 31, 1994 (1994 Form 10-K), the Company has been informed by Public Service Electric & Gas
PAGE
Company (PSE&G) that, on March 21, 1995, representatives of the
Nuclear Regulatory Commission (NRC) staff met with the Boards of Directors of PSE&G and its parent company, Public Service
Enterprise Group, Incorporated, to reiterate the previously
expressed concerns with regard to Salem's operations, including plant materiel conditions that required operators to operate various systems manually, maintenance backlog, root cause
analysis, quality assurance, engineering, repeat equipment
failures, procedure adherence, four events over the past four years causing the NRC to conduct four Augmented Inspection Team reviews, leadership, employee concerns, attention to balance of plant, management oversight and vertical communication with
employees and oversight of contractors.  The NRC staff
acknowledged that PSE&G had made efforts to improve Salem's
operations, including making senior management changes, but
indicated that demonstrated sustained results have not yet been achieved.
         Also, in March 1995, the Institute of Nuclear Power
Operations (INPO) reported an assessment of Salem's operations that indicated that improvement was needed in a wide range of areas, with significant improvement required in areas such as equipment performance and plant materiel conditions, management and supervision, engineering activities and training.
         On April 21, 1995, the NRC commenced an inspection, expected to take about four weeks, to assess how effectively Salem is performing from a safety perspective in the areas of problem identification, prioritizing and conducting work on plant
PAGE
equipment, and management oversight of plant performance. This inspection is currently ongoing.
         The Company has been informed by PSE&G that PSE&G is in agreement with the assessment by the NRC staff, as well as that of INPO, that Salem's operations must be further improved in order to assure continued reliable operation.  PSE&G has stated
that it is fully committed to take whatever action is needed to improve Salem's operations and is committed to safe and
conservative operations before production.
         PSE&G cannot predict what further action, if any, the NRC
may take regarding of Salem's operations.
                                       *          *          *          *
         The Company has been notified by PSE&G that an NRC
enforcement conference is scheduled to be held on June 1, 1995 pertaining to valves that were incorrectly positioned after a plant modification in May 1993 and several examples of inadequate root cause determination of events, which led to insufficient corrective actions at Salem.  During this enforcement conference,
PSE&G will address the issues identified and ensure they are clearly understood, establish the safety significance of the issues and discuss mitigating factors.  PSE&G cannot predict what action, if any, the NRC may take as a result of this enforcement conference.
                                       *          *          *          *
         The Company has been informed by PSE&G that, on April 12,
1995, PSE&G received notification of a Level II violation,
including an $80,000 civil penalty for an incident that occurred in December 1992 in which two former Salem managers did not
PAGE
properly respond to safety concerns raised by two employees. The incident was thoroughly investigated by PSE&G and brought to the
NRC's attention.  PSE&G has agreed to pay the penalty and has instituted measures to reassure personnel that their concerns about safety and nuclear operations can be openly brought to management's attention.
                                       *          *          *          *
         As previously reported in the 1994 Form 10-K, the Company
has been informed by PSE&G that PSE&G is implementing the final water discharge permit for Salem.  In March 1995, the State of
Delaware agreed to withdraw its hearing request related to the final permit in return for PSE&G funding a number of
environmental projects in Delaware similar to and including
certain permit conservation measures which is not expected to materially increase the cost of compliance.  In May 1995, PSE&G resolved all issues with the remaining intervenors, thus
eliminating a hearing and any further challenge to the final permit.
                                       *          *          *          *

         Effective April 1, 1995, the Energy Cost Adjustment was changed from a credit value of 5.627 mills per kilowatthour (Kwh) to a credit value of 5.086 mills per Kwh, which represents an increase in annual revenue of approximately $18 million.
*          *          *          *
         As previously reported in the 1994 Form 10-K, on March 6, 1995, the Commonwealth Court of Pennsylvania (Commonwealth Court) denied the Applications for Reargument filed by the Pennsylvania PAGE

Public Utility Commission (PUC) and other parties of the incentive and "lost revenue" portion of the Commonwealth Court's decision on Demand-Side Management. On April 6, 1995, the PUC appealed the decision to the Supreme Court of Pennsylvania.
                                       *          *          *          *
         On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking entitled "Promoting Wholesale Competition Through Open
Access Non-discriminatory Transmission Services by Public
Utilities," together with a supplemental Notice of Proposed
Rulemaking on Recovery of Stranded Costs by Public Utilities and Transmitting Utilities (collectively, the "NOPR") and other associated orders. The rules proposed in the NOPR, if adopted, would require that all public utilities have on file with FERC non-discriminatory open-access transmission tariffs for network and point-to-point services, including separate rates for ancillary services. These tariffs would be available to wholesale buyers and sellers of electricity. The FERC would set initial tariff rates for transmission and ancillary services based on cost information previously filed by the utilities. Utilities would be required to accept service under these tariffs for their own new wholesale transactions and must rely on the same electronic network that its transmission customers rely to obtain transmission information when buying or selling power at wholesale. Under the rules proposed in the NOPR, utilities would be entitled to recover their legitimate and verifiable "stranded costs" from wholesale customers (including former retail customers) which decide to stop purchasing electricity from the utility and instead use the utility's transmission system to purchase power from another source. The
PAGE

NOPR also expresses the FERC's strong expectation that the states will provide for similar full recovery of legitimate and verifiable stranded costs that would result if states ordered retail wheeling and direct access.  Initial public comments on the NOPR are due in
August 1995, and reply comments are due in October 1995.  The
Company cannot predict at this time what effect, if any, the final rules in this proceeding will have on future operations.
                                       *          *          *          *
         As previously reported in the 1994 Form 10-K, the Clean Air
Act Amendments of 1990 subject existing sources in ozone
nonattainment areas to nitrogen oxides (NOx) Reasonably Available
Control Technology (RACT).  To comply with this requirement,  units at the Company's Conemaugh and Keystone Stations were retrofitted with low-NOx burners with separated overfired air at a cost to the Company of approximately $17 million. In addition, the most recent estimate of the Company's share of the capital costs to construct a flue-gas desulfurization system (scrubbers) and make other related improvements at Conemaugh Station is $70 million.
                                       *          *          *          *
         On May 1, 1995, the Company filed with the PUC an update of the Company's 20-year Annual Resource Planning Report (Resource
Plan).  The Resource Plan represents the Company's assessment of the most economic way to meet customer electric needs while
maintaining service reliability.  The Resource Plan addresses a range of variables such as changing customer demand, economic growth and fuel costs among other factors and proposes a
comprehensive strategy that includes continued operation of
existing generation; productivity improvements to existing base-
PAGE
load units; conversation and DSM programs; and new energy
resources.  Although peak customer demand is expected to grow by
22% during the forecast period, the Company projects no need for new energy resources until 2010.
                                       *          *          *          *
PAGE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:
         12-1 -      Statement regarding computation of ratio of earnings
                     to fixed charges.
         12-2 -      Statement regarding computation of ratio of earnings
                     to combined fixed charges and preferred stock
                     dividends.
         27   -      Financial Data Schedule

(b)      Reports on Form 8-K (filed during the reporting period):
                 Report, dated February 2, 1995, reporting information under "ITEM 5. OTHER EVENTS" relating to the announcement of management changes.

         Reports on Form 8-K (filed subsequent to the reporting period):
                 None.
PAGE

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


Date        May 15, 1995