Form 10-Q
period 1995-06-30
PECO ENERGY CO
filed 1995-08-14
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended...June 30, 1995............

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from............to................


                Commission file number..........1-1401..........


         .....................PECO Energy Company.....................
             (Exact name of registrant as specified in its charter)


         ............Pennsylvania.................... 23-0970240......
                (State or other jurisdiction of (I.R.S. Employer
           incorporation or organization)         Identification No.)

         ...2301 Market Street, Philadelphia, PA..........19103.......
              (Address of principal executive offices) (Zip Code)

          ......................(215) 841-4000........................
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes _X_   No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The Company had 221,903,072 shares of common stock outstanding on July 31, 1995.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Millions of Dollars)

                                                 3 Months Ended                   6 Months Ended
                                                    June 30,                         June 30,
                                             -------------------------       --------------------------
                                                1995            1994              1995              1994
                                              -------           -------        ---------          ---------
OPERATING REVENUES
Electric                                      $887.5            $885.4         $1,768.9           $1,807.0
Gas                                             71.1              66.2            248.3              273.0
                                              -------           -------        ---------          ---------
TOTAL OPERATING REVENUES                       958.6             951.6          2,017.2            2,080.0
                                              -------           -------        ---------          ---------
OPERATING EXPENSES
Fuel and Energy Interchange                    166.6             161.5            366.9              421.3
Other Operating                                213.2             250.9            444.8              473.6
Maintenance                                     74.4              86.4            155.4              176.6
Depreciation                                   112.5             109.3            224.1              218.0
Income Taxes                                    85.6              68.7            183.6              172.4
Other Taxes                                     73.7              72.0            153.1              155.0
                                              -------            ------        ---------          ---------
TOTAL OPERATING EXPENSES                       726.0             748.8          1,527.9            1,616.9
                                              -------           -------        ---------          ---------
OPERATING INCOME                               232.6             202.8            489.3              463.1
                                              -------           -------        ---------          ---------
OTHER INCOME AND DEDUCTIONS
Allowance for Other Funds Used
      During Construction                        3.2               2.9              7.5                5.0
Gain on Sale of Subsidiary, Net                 27.1               --              27.1                --
Income Taxes                                    (1.0)             (8.5)            (2.3)             (11.4)
Other, Net                                       0.6              16.8              2.3               24.1
                                              -------           -------        ---------          ---------
TOTAL OTHER INCOME AND DEDUCTIONS               29.9              11.2             34.6               17.7
                                              -------           -------        ---------          ---------
INCOME BEFORE INTEREST CHARGES                 262.5             214.0            523.9              480.8
                                              -------           -------        ---------          ---------
INTEREST CHARGES
Long-Term Debt                                  97.0              92.0            196.1              192.0
Company Obligated Minority Interests
      in Partnership                             5.0               --              10.0                --
Short-Term Debt                                  9.8               9.1             19.3               18.8
                                              -------           -------        ---------          ---------
TOTAL INTEREST CHARGES                         111.8             101.1            225.4              210.8
Allowance for Borrowed Funds
      Used During Construction                  (2.9)             (3.1)            (7.1)              (5.4)
                                              -------           -------        ---------          ---------
NET INTEREST CHARGES                           108.9              98.0            218.3              205.4

Net Income                                     153.6             116.0            305.6              275.4
Preferred Stock Dividends                        6.0              10.8             12.1               21.6
                                              -------           -------        ---------          ---------
EARNINGS APPLICABLE TO COMMON STOCK           $147.6            $105.2           $293.5             $253.8
                                              =======           =======        =========          =========
AVERAGE SHARES OF COMMON STOCK
      OUTSTANDING (Millions)                   221.8             221.5            221.7              221.5
EARNINGS PER AVERAGE COMMON
      SHARE (Dollars)                          $0.67             $0.48            $1.32              $1.15
DIVIDENDS PER COMMON SHARE (Dollars)          $0.405             $0.38            $0.81              $0.76

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                      June 30,      December 31,
                                                         1995             1994
                                                     (UNAUDITED)
                                                      ---------       ---------
ASSETS
UTILITY PLANT
Plant at Original Cost                                 $14,477.6     $14,414.6
Less Accumulated Provision for Depreciation              4,393.1       4,242.6
                                                       ---------     ---------
                                                        10,084.5      10,172.0
Nuclear Fuel, Net                                          159.9         184.2
Construction Work in Progress                              449.0         472.5
Leased Property, Net                                       163.2         174.6
                                                       ---------     ---------
                                                        10,856.6      11,003.3
                                                       ---------     ---------
CURRENT ASSETS
Cash and Temporary Cash Investments                        130.1          47.0
Accounts Receivable, Net
  Customer                                                  72.1          97.0
  Other                                                     53.7          49.8
Inventories, at Average Cost
  Fossil Fuel                                               74.3          72.8
  Materials and Supplies                                   121.2         118.2
Deferred Income Taxes                                        9.2          12.0
Other                                                      222.7          58.0
                                                       ---------     ---------
                                                           683.3         454.8
                                                       ---------     ---------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                        2,067.9       2,138.1
Deferred Limerick Costs                                    403.1         413.9
Deferred Non-Pension Postretirement Benefits Costs         254.1         261.9
Investments                                                252.1         236.6
Loss on Reacquired Debt                                    307.4         320.9
Other                                                      254.9         263.3
                                                       ---------     ---------
                                                         3,539.5       3,634.7
                                                       ---------     ---------
TOTAL                                                  $15,079.4     $15,092.8
                                                       =========     =========

CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Shareholders' Equity
  Common Stock (No Par)                                $ 3,498.5     $ 3,490.7
  Other Paid-In Capital                                      1.3           1.3
  Retained Earnings                                        923.4         810.5
Preferred and Preference Stock
  Without Mandatory Redemption                             277.4         277.4
  With Mandatory Redemption                                 92.7          92.7
Company Obligated Minority Interests in Partnership        221.3         221.3
Long-Term Debt                                           4,515.5       4,785.6
                                                       ---------     ---------
                                                         9,530.1       9,679.5
                                                       ---------     ---------
CURRENT LIABILITIES
Notes Payable, Bank                                          --           11.5
Long-Term Debt Due Within One Year                         375.9         201.2
Capital Lease Obligations Due Within One Year               60.5          60.5
Accounts Payable                                           205.2         308.8
Taxes Accrued                                              147.7          87.2
Deferred Energy Costs                                        8.6          15.5
Interest Accrued                                            92.9          93.2
Dividends Payable                                           27.8          15.1
Other                                                      145.7          85.6
                                                       ---------     ---------
                                                         1,064.3         878.6
                                                       ---------     ---------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                  102.7         114.1
Deferred Income Taxes                                    3,200.7       3,225.9
Unamortized Investment Tax Credits                         355.9         374.1
Pension Obligation for Early Retirement Plan               238.3         238.3
Non-Pension Postretirement Benefits Obligation             370.4         354.5
Other                                                      217.0         227.8
                                                       ---------     ---------
                                                         4,485.0       4,534.7
                                                       ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
                                                       ---------     ---------

TOTAL                                                  $15,079.4     $15,092.8
                                                       =========     =========

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of Dollars)

                                                                   6 Months Ended
                                                                        June 30,
                                                              -------------------------
                                                                 1995              1994
                                                              --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                     $305.6            $275.4
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                                   259.4             255.0
Deferred Income Taxes                                            65.7              38.2
Gain on Sale of Subsidiary                                      (58.7)             --
Deferred Energy Costs                                            (6.6)            (19.0)
Changes in Working Capital:
 Accounts Receivable                                             13.6              16.0
 Inventories                                                     (4.7)             20.4
 Accounts Payable                                               (99.5)            (42.8)
 Other Current Assets and Liabilities                           (44.5)           (101.5)
Other Items Affecting Operations                                  9.1             (16.0)
                                                              --------          --------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                 439.4             425.7
                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                            (223.6)           (219.0)
Proceeds from Sale of Subsidiary                                150.0              --
Increase in Investments                                         (16.9)            (15.8)
                                                              --------          --------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                     (90.5)           (234.8)
                                                              --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                       (11.5)             62.2
Issuance of Common Stock                                          7.8               0.8
Retirement of Preferred Stock                                    (0.1)             (4.3)
Issuance of Long-Term Debt                                       --               145.9
Retirement of Long-Term Debt                                    (97.3)           (224.1)
Loss on Reacquired Debt                                          13.5               9.9
Dividends on Preferred and Common Stock                        (191.7)           (189.9)
Change in Dividends Payable                                      12.7              12.7
Other Items Affecting Financing                                   0.8               1.1
                                                              --------          --------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                    (265.8)           (185.7)
                                                              --------          --------
INCREASE IN CASH AND CASH EQUIVALENTS                            83.1               5.2
                                                              --------          --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 47.0              46.9
                                                              --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $130.1             $52.1
                                                              ========          ========

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature except for the recognition of a one-time gain of $58.7 million ($27.1 million net of taxes) in the second quarter of 1995 to recognize the Company's sale of its Maryland retail electric subsidiary, Conowingo Power Company, described in note 2. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles.

     These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K).

2.   SALE OF SUBSIDIARY COMPANY COMPLETED

     On June 19, 1995, the Company completed the sale of Conowingo Power Company to Delmarva Power & Light Company (Delmarva) for $150 million. The transaction, which was approved by state and federal regulators, also included a 10-year contract for the Company to sell power to Delmarva.

     The Company's gain on the sale of $58.7 million ($27.1 million net of taxes) is included in second quarter earnings.

The sale did not involve the Conowingo Hydroelectric Project, which is owned by two Company subsidiaries, PECO Energy Power Company and Susquehanna Power Company.

3.   SALES OF ACCOUNTS RECEIVABLE

     The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $325 million of designated accounts receivable through January 24, 1996. At June 30, 1995, the Company had sold a $325 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At June 30, 1995, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 6.2%.

     By terms of this agreement, under certain circumstances, a portion of Deferred Limerick Costs may be included in the pool of eligible receivables. At June 30, 1995, $34.1 million of Deferred Limerick Costs were included in the pool of eligible receivables.

4.   ACCOUNTING UNDER STATEMENT OF FINANCIAL ACCOUNTING STANDARDS
     (SFAS) NO. 121

     In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995. The Company is currently evaluating the impact of the standard, but does not expect it to have a material effect upon the Company's financial condition or results of operations.

5.   COMMITMENTS AND CONTINGENCIES

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

     Although the NRC requires the maintenance of property insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $48 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition or results of operations.

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

At June 30, 1995, the Company held $188 million in trust accounts, representing amounts recovered from customers and realized investment earnings thereon, to fund future decommissioning costs. The Company's most recent estimate of its share of the cost to decommission its nuclear units is $900 million in 1994 dollars. Any increase in the 1990 decommissioning cost estimate being recovered in base rates is to be recoverable in the Company's next base rate case. As a result, the Company expects to receive recovery of a higher level of decommissioning expense in its next base rate proceeding. The staff of the Securities and Exchange Commission has questioned the electric utility industry accounting practices regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. The FASB has agreed to review the accounting for removal costs including decommissioning. The Company does not expect the outcome of this review to have a material effect on the Company's financial condition or results of operations.

     As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1994, the Company recorded an estimated liability and related regulatory asset of $59 million, reflecting the Company's share of the costs of decommissioning and decontamination of the United States Department of Energy's nuclear enrichment facilities which the Company is required to pay under the National Energy Policy Act of 1992 (Energy Act). The Company is paying its share of such costs on an installment basis through 2006 and is currently recovering these costs in rates through the Energy Cost Adjustment clause.

     The Company believes that the ultimate costs of decommissioning and decontamination of its nuclear generating stations and any assessment under the Energy Act will continue to be recoverable through rates, although such recovery is not assured.

                                    * * * *

     The Company's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. Additionally, under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company or of property contaminated by hazardous substances generated by the Company. The Company owns or leases a substantial number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. The Company is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. An evaluation of all Company sites for potential environmental clean-up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations of these sites to define the nature and extent of the contamination, to determine the necessity of remediation and to identify possible remediation alternatives. At June 30, 1995, the Company had accrued $20 million for various investigation and remediation costs that currently can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable through rates or from third parties.

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

                                    * * * *

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's construction program is currently estimated to require expenditures of approximately $495 million for 1995 and $1.8 billion from 1996 to 1999, all of which are expected to be financed from internal sources. The Company's construction program is subject to periodic review and revision to reflect changes in economic conditions, revised load forecasts and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.

                                    * * * *

     On June 19, 1995, the Company completed the sale of Conowingo Power Company (COPCO) to Delmarva Power & Light Company (Delmarva) for $150 million. Proceeds from the sale will be used to retire long-term debt and for general corporate purposes. The transaction also included a 10-year contract to sell power to Delmarva. Revenue received under this contract is expected to offset the revenue lost as a result of the sale of COPCO.

                                    * * * *

     See note 5 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS," for a discussion of commitments and contingencies relating to environmental matters.

                                    * * * *

     Salem Generating Station (Salem) Unit No. 1 and Unit No. 2 were removed from service on May 16, 1995 and June 7, 1995, respectively. The Company owns a 42.59% share of each of the units. The operator, Public Service Electric and Gas Company (PSE&G), currently estimates that Unit No. 1 will be ready to return to service in the first quarter of 1996 and Unit No. 2 during the second quarter of 1996, although no assurances can be given.

     The Company expects to purchase replacement power, to the extent necessary, and to incur additional operating and maintenance expenses until Salem is returned to service. While replacement power costs could vary significantly on a month-to-month basis depending on a number of factors, the Company's current estimate is that the replacement power costs for Salem will average approximately $5 million per month. The Company cannot predict the length of the shutdown, the total cost of replacement power or whether the Company will be permitted by the Pennsylvania Public Utility Commission (PUC) to recover the replacement power costs through the Energy Cost Adjustment clause. For additional information see "PART II. OTHER INFORMATION, ITEM 5. OTHER INFORMATION," in this Quarterly Report on Form 10-Q.

                                    * * * *

     The Company's future financial condition or results of operations may be affected by increased competition among utilities and non-utility generators in the power generation market and regulatory changes designed to encourage such competition. To date, the Company's electric business, particularly sales to large industrial customers and off-system sales, has been affected by increased competition. The Company has responded to increased competition for larger-volume industrial customers through the use of interruptible rates and long-term contracts with cost-based rates. In the wholesale market, the Company has increased its off-system sales but increased competition has reduced the Company's margin for these sales.

     On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking regarding open access to utility transmission facilities. See the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (March 31, 1995 Form 10-Q) under "PART II. OTHER INFORMATION,
ITEM 5. OTHER INFORMATION," for a discussion of the FERC's proposed rules. In addition, see "PART II. OTHER INFORMATION, ITEM 5. OTHER INFORMATION," in this Quarterly Report on Form 10-Q for a discussion of the PUC's investigation into electric power competition issues.

                                    * * * *

     At June 30, 1995, the Company and its subsidiaries had no short-term borrowings outstanding. The Company has formal and informal lines of bank credit aggregating $351 million. At June 30, 1995, the Company and its subsidiaries had $80 million of short-term investments.

                                    * * * *

     In June 1995, the Company entered into a $400 million revolving credit agreement with a group of banks and terminated a $150 million revolving credit and term loan agreement. The Company anticipates utilizing up to $300 million of the borrowing capacity under the new revolving credit facility to support the issuance, from time to time, of commercial paper. This will permit the Company to reduce its formal and informal lines of bank credit. The Company had no commercial paper outstanding at June 30, 1995.

                                    * * * *

     The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended June 30, 1995 was 3.71 times compared to 4.43 times for the corresponding period ended June 30, 1994. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended June 30, 1995, was 2.17 times compared to
2.40 times for the corresponding period ended June 30, 1994. These ratios, although significantly above minimum requirements, will continue to be adversely affected through the third quarter of 1995 by the one-time charge in the third quarter of 1994 as a result of the voluntary retirement and separation programs approved by the Company's Board of Directors in April 1994. For the six months ended June 30, 1995, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.46 times and 3.15 times, respectively. See the Company's Annual Report on Form 10-K for the year ended

December 31, 1994 (1994 Form 10-K) under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

                                    * * * *

RESULTS OF OPERATIONS

EARNINGS

     Common stock earnings for the three and six months ended June 30, 1995 were $0.67 and $1.32 per share, respectively, compared to $0.48 and $1.15 per share for the corresponding periods ended June 30, 1994. The increase in earnings for the second quarter of 1995 was due primarily to the gain recognized on the sale of Conowingo Power Company (COPCO) in June 1995 which resulted in a $0.12 per share increase compared to the prior year, and to lower non-fuel operating and maintenance expenses of $0.12 per share. These increases in 1995 earnings were partially offset by a reduction in other income due to revenues recorded in 1994 from the receipt of nuclear fuel from Shoreham Nuclear Power Station (Shoreham) of $0.06 per share.

     The earnings increase for the six months ended June 30, 1995 was due primarily to the gain recognized on the sale of COPCO in June 1995 which resulted in a $0.12 per share increase compared to the prior year, and $0.16 per share resulting from lower non- fuel operating and maintenance expenses. Earnings also increased by $0.04 per share due to fuel-related revenues associated with sales to other utilities and by $0.04 per share from the retention by the Company of a share of the energy savings resulting from the operation of Limerick Generating Station

(Limerick) as provided by the 1991 Limerick Settlement Agreement. These increases were partially offset by $0.13 per share for milder weather conditions for the six months ended June 30, 1995 as compared to the corresponding period ended June 30, 1994, and by $0.06 per share related to a reduction in other income due to revenues recorded in 1994 from the receipt of nuclear fuel from Shoreham.

                                    * * * *

OPERATING REVENUES

     Electric revenues increased 0.2% and decreased 2.1% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994. The increase for the three months ended June 30, 1995 was primarily due to increased sales to other utilities. This increase was partially offset by decreased retail sales due to cooler summer weather conditions in 1995. The decrease for the six months ended June 30, 1995 was primarily due to decreased retail sales resulting from milder weather conditions in 1995 and lower fuel-clause revenues.

     Gas revenues increased 7.4% and decreased 9.1% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994. The increase for the three months ended June 30, 1995 was primarily due to increased sales to retail customers and higher fuel-clause revenues. The decrease for the six months ended June 30, 1995 was primarily due to decreased retail and small commercial sales resulting from milder weather conditions in 1995. This decrease was partially offset by higher fuel-clause revenues.

                                    * * * *

FUEL AND ENERGY INTERCHANGE EXPENSES

     Fuel and energy interchange expenses increased 3.2% and decreased 12.9% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994. The increase for the three months ended June 30, 1995 was primarily due to increased sales to other utilities. The decrease for the six months ended June 30, 1995 was primarily due to decreased electric output and gas sendout resulting from weather conditions, and net credits to expense from the retention by the Company of a share of the energy savings resulting from the operation of Limerick and from certain energy sales to other utilities.

                                    * * * *

OPERATION AND MAINTENANCE EXPENSES

     Operation and maintenance expenses decreased 14.7% and 7.7% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994 primarily due to the Company's continuing cost-control efforts, including the savings associated with the Company's 1994 voluntary retirement and separation programs as well as lower nuclear generating station charges resulting from fewer and shorter refueling and maintenance outages. In addition, inventory and environmental charges were lower in 1995 as compared to the prior year. For the six months ended June 30,

1995, these decreases were partially offset by increased process reengineering costs.

                                    * * * *

DEPRECIATION

     Depreciation expense increased 2.9% and 2.8% for the three and six months ended June 30, 1995, respectively, compared to the corresponding period ended June 30, 1994 primarily due to additions to plant in service.

                                    * * * *

INCOME TAXES

     Income taxes charged to operating expenses increased 24.6% and 6.5% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994 primarily due to higher operating income which was partially offset by higher interest expense allocated to operations.

                                    * * * *

OTHER TAXES

     Other taxes charged to operating expenses increased by 2.4% and decreased 1.2% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994. The increase for the three months ended June 30, 1995 was primarily due to increased Pennsylvania gross receipts tax resulting from higher operating revenues and increased capital stock taxes. The decrease for the six months ended June 30, 1995 was primarily due to decreased Pennsylvania gross receipts taxes resulting from lower operating revenues and lower real estate taxes.

                                    * * * *

OTHER INCOME AND DEDUCTIONS

     Other income and deductions increased significantly for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994 primarily due to the gain recognized on the sale of COPCO in June 1995 and decreased income taxes on other income. These increases were partially offset by revenues recorded in 1994 from the receipt of nuclear fuel from Shoreham.

                                    * * * *

TOTAL INTEREST CHARGES

     Total interest charges increased 11.1% and 6.3% for the three and six months ended June 30, 1995, respectively, compared to the corresponding periods ended June 30, 1994 primarily due to the July 1994 issuance of Monthly Income Preferred Securities (reflected in the financial statements as Company Obligated Minority Interests in Partnership).

                                    * * * *

PREFERRED DIVIDENDS

     Preferred stock dividends decreased 44.4% and 44.0% for the three and six months ended June 30, 1995 compared to the corresponding periods ended June 30, 1994 due to redemptions of preferred stock in the third quarter of 1994 with the proceeds from the issuance of Monthly Income Preferred Securities.

                                    * * * *

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the 1994 Form 10-K, on April 12, 1994, the Company filed a motion for summary judgment seeking termination of the July 26, 1993 shareholder derivative suit regarding the Company's prior credit and collections practices. On June 29, 1995, the Court of Common Pleas of Philadelphia County denied the Company's motion for summary judgment. On July 28, 1995, the Company filed a motion requesting the court to, among other things, reconsider its decision.

                                    * * * *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information regarding the submission of matters to a vote of security holders was presented in the March 31, 1995 Form 10-Q.

                                    * * * *

ITEM 5.  OTHER INFORMATION

     On August 2, 1995, the Company's single-hour peak load reached 7,262 megawatts (MW), surpassing the previous peak of 7,227 MW set on July 8, 1994. Also, on August 2, 1995, the single-hour peak load for the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) reached 48,750 MW. The PJM's previous peak was 47,240 MW set on July 27, 1995.

                                    * * * *

     On May 24, 1995, the Nuclear Regulatory Commission (NRC) issued its periodic Systematic Assessment of Licensee Performance (SALP) Report for Limerick for the period September 26, 1993 to April 1, 1995. The SALP process rates nuclear power plant licensees in four functional areas: plant operations, maintenance, engineering, and plant support. The plant support area includes radiological controls, security, emergency preparedness, fire protection, chemistry, and housekeeping controls.

     Limerick achieved ratings of "1," the highest of the three rating categories, in all four areas. The NRC stated that, overall, it observed an excellent level of performance at Limerick. The NRC noted continued strong performance in the operations and engineering areas during this SALP period and improved performance was noted in the maintenance and plant support areas. The NRC stated that factors contributing to this level of performance included excellent oversight management, along with excellent interdepartmental communication and coordination of activities. Particularly, the NRC noted the Company's excellent planning and execution of the two refueling outages during the SALP period and the aggressive use of probabilistic safety assessment in scheduling outage and non- outage maintenance activities.

     The NRC also stated that, in recognition of Limerick's superior performance, the next SALP period for Limerick has been extended to 24 months and both the number of resident NRC inspectors and planned total inspection hours have been reduced.

                                    * * * *

     On August 2, 1995, the NRC held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom Atomic Power Station. The NRC's findings include alleged violations in control and design activities and technical specification requirements regarding operability of the emergency diesel generators. The Company cannot predict what action, if any, the NRC may take as a result of the enforcement conference.

                                    * * * *

     As previously reported in the Company's Current Reports on Form 8-K dated June 13, 1995 and July 24, 1995, the Company has been informed by PSE&G that, Salem Unit No. 1 and Unit No. 2 were taken out of service May 16, 1995 and June 7, 1995, respectively. On August 10, 1995, PSE&G met with the NRC concerning the Salem restart plan (Plan). PSE&G presented an overview of the Plan and discussed independent oversight and engineering performance issues.

                                    * * * *

     The Company has also been informed by PSE&G that, on July 28, 1995, the NRC held an enforcement conference, originally scheduled for June 1, 1995, regarding Salem. Apparent violations discussed included valves that were incorrectly positioned following a plant modification in May 1993, nonconservatisms in setpoints for a pressurizer overpressure protection system and several examples of inadequate root-cause determination of events, leading to insufficient corrective actions at Salem. PSE&G cannot predict what action, if any, the NRC may take as a result of this meeting.

                                    * * * *

     As previously reported in the 1994 Form 10-K, all of the appeals relating to the Point Pleasant Project have been resolved, except for two appeals pending before the Commonwealth Court of Pennsylvania (Commonwealth Court). The appeals relate to two orders issued by the Pennsylvania Environmental Hearing Board (EHB) which had dismissed two appeals filed by certain groups concerning National Pollutant Discharge Elimination System permits issued by the Pennsylvania Department of Environmental Resources (now the Pennsylvania Department of Environmental Protection). On June 14, 1995, the Commonwealth Court affirmed the orders of the EHB dismissing the two appeals. The time for petitioning the Supreme Court of Pennsylvania for further appeal has expired.

                                    * * * *

     As previously reported in the 1994 Form 10-K, on May 24, 1994, the Company entered into a stock purchase agreement to sell COPCO to Delmarva Power & Light Company. On June 19, 1995, the Company completed the sale. See note 2 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS."

                                    * * * *

     As previously reported in the 1994 Form 10-K, on August 5, 1994, Duquesne Light Company (Duquesne) filed an application under Section 211 of the Federal Power Act requesting that the FERC order the Company and the other PJM member and associate utilities to provide it with 300 MW of firm transmission service for a 20-year term. On May 17, 1995, the FERC issued an order requiring the PJM companies to provide transmission service to

Duquesne. The order provides guidance as to the rates, terms and conditions for the service and directs that further procedures be held, including negotiations among the parties and the filing of additional briefs.

                                    * * * *

     As previously reported in the 1994 Form 10-K, in May 1994, the PUC instituted an investigation into electric power competition issues. On August 4, 1995, the PUC released a report on electric power competition prepared by the PUC's Bureau of Conservation, Economics and Energy Planning and the PUC's Law Bureau. The report, which is not binding on the PUC, recommends against retail wheeling and supports alternative regulatory measures to reduce electric rates over time. The report also identifies significant legal issues, including the scope of the PUC's existing authority to order retail wheeling and the ability of utilities to recover stranded costs caused by the introduction of retail wheeling. Concurrent with release of the report, the PUC announced its intention to schedule hearings after which the PUC itself would issue a report to the Governor of Pennsylvania and the Pennsylvania Legislature.

                                    * * * *

     On May 31, 1995, the Company filed Purchased Gas Cost No. 12 rates for the period December 1, 1995 through November 30, 1996, which reflect a $0.80 per thousand cubic feet reduction in natural gas sales rates. The rate filing is under review by the PUC.

                                    * * * *

     As previously reported in the 1994 Form 10-K, a settlement has been reached among the potentially responsible parties (PRPs), the federal and private PRPs, the Commonwealth of Kentucky and the United States Environmental Protection Agency (EPA) concerning remedial activities at the Maxey Flats disposal site near Moorehead, Kentucky. On June 5, 1995, a Consent Decree, which included the terms of the settlement, was filed with the United States District Court for the Eastern District of Kentucky. The Consent Decree was subject to public comment through August 8, 1995.

                                    * * * *

     As previously reported in the 1994 Form 10-K, on October 14, 1994, the PRPs for the Metal Bank of America site, located in Philadelphia, Pennsylvania, submitted to the EPA a remedial investigation and feasibility study which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. The PRPs are reviewing the proposed plan and will provide comments on the plan to the EPA during the public comment period.

                                    * * * *

     As previously reported in the 1994 Form 10-K, in March 1994, the Company received a notice from the EPA that it may be a de minimis PRP with respect to a site (Jack's Creek/Sitkin Smelting Facility) located in Mifflin County, Pennsylvania. The Company has signed an agreement to pay $6,000 to settle this matter with the EPA. The settlement has been approved by the United States Assistant Attorney General and the Company has received an assessment for $6,000.

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

          27   - Financial Data Schedule.

(b)      Reports on Form 8-K (filed during the reporting period):

          Report, dated May 24, 1995, reporting information under "ITEM 7. EXHIBITS" relating to the sale of Company securities.

          Report, dated June 13, 1995, reporting information under "ITEM 5. OTHER EVENTS" relating to Salem Nuclear Generating Station.

         Reports  on Form 8-K (filed subsequent to the reporting period):

          Report, dated July 25, 1995, reporting information under "ITEM 5. OTHER EVENTS" relating to Salem Nuclear Generating Station.

          Report, dated August 14, 1995, reporting information under "ITEM 5. OTHER EVENTS" relating to the Company's proposal to merge with PP&L Resources.

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


Date     August 14, 1995