Form 10-Q
period 1995-09-30
PECO ENERGY CO
filed 1995-11-14
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended...September 30, 1995............

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

          .....................(215) 841-4000........................
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes __X__            No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The Company had 221,976,072 shares of common stock outstanding on October 31, 1995.

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                             (Millions of Dollars)

                                                   3 Months Ended               9 Months Ended
                                                    September 30,                September 30,
                                               ----------------------      -----------------------
                                                 1995          1994          1995           1994
                                               --------       -------      --------        -------
OPERATING REVENUES
Electric                                       $1,087.7      $1,000.5      $2,856.6      $2,807.5
Gas                                                37.5          40.6         285.8         313.6
                                               --------      --------      --------      --------

TOTAL OPERATING REVENUES                        1,125.2       1,041.1       3,142.4       3,121.1
                                               --------      --------      --------      --------
OPERATING EXPENSES
Fuel and Energy Interchange                       198.0         146.7         564.9         568.0
Other Operating                                   242.5         240.8         687.3         714.4
Early Retirement and Separation Programs            --          254.1           --          254.1
Maintenance                                        73.6          76.9         229.0         253.5
Depreciation                                      113.5         110.6         337.6         328.6
Income Taxes                                      126.0           5.3         309.6         177.7
Other Taxes                                        80.0          78.2         233.1         233.2
                                               --------      --------      --------      --------
TOTAL OPERATING EXPENSES                          833.6         912.6       2,361.5       2,529.5

OPERATING INCOME                                  291.6         128.5         780.9         591.6
                                               --------      --------      --------      --------
OTHER INCOME AND DEDUCTIONS
Allowance for Other Funds Used
     During Construction                            3.2           2.6          10.7           7.6
Gain on Sale of Subsidiary, Net                     --            --           27.1           --
Income Taxes                                       (0.3)         (0.5)         (2.6)        (11.9)
Other, Net                                         (2.5)         (1.5)         (0.2)         22.6
                                               --------      --------      --------      --------
TOTAL OTHER INCOME AND DEDUCTIONS                   0.4           0.6          35.0          18.3
                                               --------      --------      --------      --------
INCOME BEFORE INTEREST CHARGES                    292.0         129.1         815.9         609.9
                                               --------      --------      --------      --------
INTEREST CHARGES
Long-Term Debt                                     95.6          96.5         291.7         288.5
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership,
     Which Holds Solely Subordinated
     Debentures of the Company                      4.9           3.6          14.9           3.6
Short-Term Debt                                     9.8          10.1          29.1          28.9
                                               --------      --------      --------      --------
TOTAL INTEREST CHARGES                            110.3         110.2         335.7         321.0
Allowance for Borrowed Funds
     Used During Construction                      (2.6)         (3.3)         (9.7)         (8.7)
                                               --------      --------      --------      --------
NET INTEREST CHARGES                              107.7         106.9         326.0         312.3
                                               --------      --------      --------      --------
NET INCOME                                        184.3          22.2         489.9         297.6
Preferred Stock Dividends                           6.1           9.6          18.2          31.2
                                               --------      --------      --------      --------
EARNINGS APPLICABLE TO COMMON STOCK            $  178.2      $   12.6      $  471.7      $  266.4
                                               ========      ========      ========      ========
AVERAGE SHARES OF COMMON STOCK
OUTSTANDING (Millions)                            221.9         221.6         221.8         221.5
EARNINGS PER AVERAGE COMMON
    SHARE (Dollars)                            $   0.80     $    0.06     $    2.13     $    1.20
DIVIDENDS PER COMMON SHARE (Dollars)           $  0.405     $    0.38     $   1.215     $    1.14

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Millions of Dollars)

                                                                    September 30,  December 31,
                                                                         1995          1994
                                                                     (UNAUDITED)
                                                                     ------------  -----------
ASSETS
UTILITY PLANT
Plant at Original Cost                                                $14,614.4     $14,414.6
Less Accumulated Provision for Depreciation                             4,503.8       4,242.6
                                                                      ---------     ---------
                                                                       10,110.6      10,172.0
Nuclear Fuel, Net                                                         155.8         184.2
Construction Work in Progress                                             417.0         472.5
Leased Property, Net                                                      180.2         174.6
                                                                      ---------     ---------
                                                                       10,863.6      11,003.3
                                                                      ---------     ---------
CURRENT ASSETS
Cash and Temporary Cash Investments                                       198.6          47.0
Accounts Receivable, Net
  Customer                                                                111.2          97.0
  Other                                                                    53.5          49.8
Inventories, at Average Cost
  Fossil Fuel                                                             116.0          72.8
  Materials and Supplies                                                  119.9         118.2
Deferred Energy Costs                                                      20.2         (15.5)
Other                                                                     210.0          58.0
                                                                      ---------     ---------
                                                                          829.4         427.3
                                                                      ---------     ---------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                                       2,077.5       2,138.1
Deferred Limerick Costs                                                   395.8         413.9
Deferred Non-Pension Postretirement Benefits Costs                        250.4         261.9
Investments                                                               259.8         236.6
Loss on Reacquired Debt                                                   306.4         320.9
Other                                                                     232.4         263.3
                                                                      ---------     ---------
                                                                        3,522.3       3,634.7
                                                                      ---------     ---------
TOTAL                                                                 $15,215.3     $15,065.3
                                                                      =========     =========
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Shareholders' Equity
  Common Stock (No Par)                                               $ 3,499.4     $ 3,490.7
  Other Paid-In Capital                                                     1.3           1.3
  Retained Earnings                                                     1,011.5         810.5
Preferred and Preference Stock
  Without Mandatory Redemption                                            277.4         277.4
  With Mandatory Redemption                                                92.7          92.7
Company Obligated Mandatorily Redeemable Preferred Securities of a
   Partnership, Which Holds Solely Subordinated Debentures
   of the Company                                                         221.3         221.3
Long-Term Debt                                                          4,313.9       4,785.6
                                                                      ---------     ---------
                                                                        9,417.5       9,679.5
                                                                      ---------     ---------
CURRENT LIABILITIES
Notes Payable, Bank                                                         --           11.5
Long-Term Debt Due Within One Year                                        492.0         201.2
Capital Lease Obligations Due Within One Year                              60.4          60.5
Accounts Payable                                                          232.8         308.8
Taxes Accrued                                                             258.7          87.2
Deferred Income Taxes                                                       3.9         (12.0)
Interest Accrued                                                          100.6          93.2
Dividends Payable                                                          27.5          15.1
Other                                                                      95.2          85.6
                                                                      ---------     ---------
                                                                        1,271.1         851.1
                                                                      =========     =========

                            (continued on next page)

                          (continued from prior page)

DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                 119.8         114.1
Deferred Income Taxes                                                   3,239.3       3,225.9
Unamortized Investment Tax Credits                                        352.3         374.1
Pension Obligation for Early Retirement Plans                             238.3         238.3
Non-Pension Postretirement Benefits Obligation                            347.0         354.5
Other                                                                     230.0         227.8
                                                                      ---------     ---------
                                                                        4,526.7       4,534.7
                                                                      ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 8)
                                                                      ---------     ---------
TOTAL                                                                 $15,215.3     $15,065.3
                                                                      =========     =========


            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Millions of Dollars)

                                                           9 Months Ended
                                                             September 30,
                                                        ---------------------
                                                          1995          1994
                                                        --------      -------
     CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                              $ 489.9      $ 297.6
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                             390.1        386.2
Deferred Income Taxes                                     109.0        (24.4)
Gain on Sale of Subsidiary                                (58.7)         --
Deferred Energy Costs                                     (35.4)       (13.0)
Changes in Working Capital:
 Accounts Receivable                                      (25.3)       (12.9)
 Inventories                                              (45.1)         1.1
 Accounts Payable                                         (71.9)        49.9
 Other Current Assets and Liabilities                      36.3         (1.6)
Other Items Affecting Operations                           35.1        194.4
                                                        -------      -------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES           824.0        877.3
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Plant                                      (353.2)      (328.4)
Proceeds from Sale of Subsidiary                          150.0          --
Increase in Investments                                   (23.4)       (19.5)
                                                        -------      -------
NET CASH FLOWS USED BY INVESTING ACTIVITIES              (226.6)      (347.9)
                                                        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Short-Term Debt                                 (11.5)       (39.3)
Issuance of Common Stock                                    8.7          1.9
Retirement of Preferred Stock                              (0.1)      (238.8)
Issuance of Company Obligated Mandatorily Redeemable
  Preferred Securities of a Partnership, Which Holds
  Solely Subordinated Debentures of the Company             --         221.3
Issuance of Long-Term Debt                                  --         145.1
Retirement of Long-Term Debt                             (184.7)      (352.8)
Loss on Reacquired Debt                                    14.5         15.2
Dividends on Preferred and Common Stock                  (287.7)      (281.5)
Change in Dividends Payable                                12.4          8.7
Other Items Affecting Financing                             2.6         (9.5)
                                                        -------      -------
NET CASH FLOWS USED BY FINANCING ACTIVITIES              (445.8)      (529.7)
                                                        -------      -------
INCREASE IN CASH AND CASH EQUIVALENTS                     151.6         (0.3)
                                                        -------      -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           47.0         46.9
                                                        -------      -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 198.6      $  46.6
                                                        =======      =======

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature except for the recognition of a one-time gain of $58.7 million ($27.1 million net of taxes) in the second quarter of 1995 relating to the Company's sale of its Maryland retail electric subsidiary, Conowingo Power Company, described in note 3. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain year-end amounts have been reclassified for comparative purposes.

     These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K).

2.   SHUTDOWN OF SALEM GENERATING STATION (SALEM)

     Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2, which are 42.59% owned by the Company, removed the units from service on May 16, 1995 and June 7, 1995, respectively. PSE&G informed the Nuclear Regulatory Commission (NRC) at that time that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues, and NRC agreement that each unit is sufficiently prepared to restart. PSE&G has informed the Company that Salem Units No. 1 and No. 2 are expected to be out of service until the second quarter of 1996. As a result of the shutdown, the Company is incurring replacement power costs of approximately $6 million per month. As of September 30, 1995, the Company had incurred and expensed $24 million of replacement power costs which are recorded as Fuel and Energy Interchange in the accompanying statements of income for the three and nine months ended September 30, 1995.

3.   SALE OF SUBSIDIARY COMPANY COMPLETED

     On June 19, 1995, the Company completed the sale of Conowingo Power Company to Delmarva Power & Light Company (Delmarva) for $150 million. The transaction also included a 10-year contract for the Company to sell power to Delmarva.

     The Company's gain on the sale of $58.7 million ($27.1 million net of taxes) was recorded in the second quarter of 1995. The sale did not involve the Conowingo Hydroelectric Project, which is owned by two Company subsidiaries, PECO Energy Power Company and Susquehanna Power Company.

4.   SALES OF ACCOUNTS RECEIVABLE

     The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $325 million of designated accounts receivable through January 24, 1996. At September 30, 1995, the Company had sold a $325 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At September 30, 1995, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.9%.

     By terms of this agreement, under certain circumstances, a portion of Deferred Limerick Generating Station (Limerick) Costs may be included in the pool of eligible receivables. At September 30, 1995, $31 million of Deferred Limerick Costs were included in the pool of eligible receivables.

5.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The new standard is effective for fiscal years beginning after December 15, 1995. The Company does not expect the adoption of SFAS No. 121 to have a material effect upon the Company's financial condition or results of operations.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which encourages entities to recognize compensation costs for stock-based employee compensation plans using the fair value based method of accounting defined in SFAS No. 123, but allows for the continued use of the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting prescribed by APB Opinion No. 25 are required to disclose pro forma net income and earnings per share as if the fair value based method of accounting had been applied. The new standard is effective for fiscal years beginning after December 15, 1995. The Company currently accounts for its stock-based employee compensation plan in accordance with APB Opinion No. 25 and is evaluating the impact of SFAS No. 123, but does not expect it to have a material effect upon the Company's financial condition or results of operations.

6.   PETITION FOR DECLARATORY ACCOUNTING ORDER

     On October 27, 1995, the Company filed a petition for a declaratory accounting order with the Pennsylvania Public Utility Commission (PUC) requesting approval to increase Limerick-related depreciation and amortization by $100 million per year, effective October 1, 1996. The requested order would not affect customer rates. The $100 million consists of $72 million of increased depreciation and $28 million of increased amortization of Limerick plant-related regulatory assets. The filing was made to reflect the results of a recent study of the estimated accounting life of Limerick. The Company expects, but cannot assure, that the increased depreciation and amortization will be offset by savings from the Company's ongoing cost reduction program.

7.   SUBSEQUENT FINANCING

     On October 27, 1995, the Company entered into a $175 million term loan agreement with a group of banks and redeemed a like amount outstanding under an existing $525 million revolving credit and term loan agreement.

8.   COMMITMENTS AND CONTINGENCIES

     The Price-Anderson Act, as amended (Price-Anderson Act), sets the limit of liability of approximately $8.9 billion for claims that could arise from an incident involving any licensed nuclear facility in the nation. The limit is subject to change to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $76 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation, state premium taxes and an additional surcharge of 5% if the total amount of claims and legal costs exceeds the basic assessment. If the damages from an incident at a licensed nuclear facility exceed $8.9 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.

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

                                    * * * *

     On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) on behalf of approximately 141 persons who retired from the Company between January and April 1990. The lawsuit, filed under the Employee Retirement Income Security Act (ERISA), alleged that the Company fraudulently and/or negligently misrepresented or concealed facts concerning the Company's 1990 Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the 1990 Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits. In June 1991, the plaintiffs filed amended complaints adding additional plaintiffs. The lawsuit named the Company, the Company's Service Annuity Plan (SAP) and two Company officers as defendants. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any early retirement plan after March 12, 1990 and retired prior to April 1990. In an order dated August 23, 1995, the Eastern District

Court awarded the plaintiffs $1.5 million. The Company has filed appeals from the order and has accrued the amount of the award.

                                    * * * *

     On May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court on behalf of 147 former employees who retired from the Company between January and June 1987. The lawsuit was filed under ERISA and concerned the August 1, 1987 amendment to the SAP. The plaintiffs claimed that the Company concealed or misrepresented the fact that an amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June 1987. In an order dated August 23, 1995, the Eastern District Court awarded the plaintiffs $1.8 million. The Company has filed appeals from the order and has accrued the amount of the award.

                                    * * * *

     As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1994, the Company's share of the current estimated cost for decommissioning nuclear generating stations, based on site-specific studies approved for ratemaking purposes by the PUC, is $643 million expressed in 1990 dollars. Under current rates, the Company collects approximately $20 million annually from customers for decommissioning the Company's nuclear units. At September 30, 1995, the Company held

$196 million in trust accounts, representing amounts recovered from customers and realized investment earnings thereon, to fund future decommissioning costs. The Company's most recent estimate of its share of the cost to decommission its nuclear units is $900 million in 1994 dollars. Any increase in the 1990 decommissioning cost estimate being recovered in base rates is to be recoverable in the Company's next base rate case. As a result, the Company expects to receive recovery of a higher level of decommissioning expense in its next base rate proceeding. The staff of the Securities and Exchange Commission has questioned the electric utility industry accounting practices regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements. The FASB is currently reviewing the accounting for liabilities associated with the closure and removal of long-lived assets, including, but not limited to, nuclear- and fossil-generating stations, and transmission and distribution equipment.

     As disclosed in note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1994, the Company recorded an estimated liability and related regulatory asset of $59 million ($54 million as of September 30, 1995), reflecting the Company's share of the costs of decommissioning and decontamination of the United States Department of Energy's nuclear enrichment facilities which the Company is required to pay under the National Energy Policy Act of 1992 (Energy Act). The Company is paying its share of such costs on an installment basis through 2006 and is currently recovering these costs in rates through the Energy Cost Adjustment clause.

     The Company believes that the ultimate costs of decommissioning and decontamination of its nuclear generating stations and any assessment under the Energy Act will continue to be recoverable through rates, although such recovery is not assured.

                                    * * * *

     The Company's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. Additionally, under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company or of property contaminated by hazardous substances generated by the Company. The Company owns or leases a substantial number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. The Company is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. An evaluation of all Company sites for potential environmental clean-up liability is in progress, including approximately 20 sites where manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing detailed evaluations of these sites to define the nature and extent of the contamination, to determine the necessity of remediation and to identify possible remediation alternatives. At September 30,

1995, the Company had accrued $22 million for various investigation and remediation costs that currently can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable through rates or from third parties.

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

     For information concerning initiatives by the Federal Energy Regulatory Commission to encourage competition in the power generation market, see the Company's Quarterly Report on Form 10-Q for the period ended March 31, 1995 (March 31, 1995 Form 10-Q)and for the period ended June 30, 1995 (June 30, 1995 Form 10-Q)under "PART II. OTHER INFORMATION, ITEM 5. OTHER INFORMATION." In addition, see "PART II. OTHER INFORMATION, ITEM 5. OTHER INFORMATION," in this Quarterly Report on Form 10-Q for a discussion of the investigation by the Pennsylvania Public Utility Commission (PUC) into electric power competition issues.

                                    * * * *

     For a discussion of the Company's petition for a declaratory accounting order regarding Limerick Generating Station (Limerick) related depreciation and amortization, see note 6 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM
1. FINANCIAL STATEMENTS." To the extent that offsetting savings from the Company's ongoing cost reduction program are not achieved, the Company's future results of operations will be negatively impacted.

                                    * * * *

         As a result of the Salem Generating Station (Salem) shutdown, the Company expects to incur in 1995 replacement power and additional operating and maintenance costs of approximately $64 million relating to the shutdown. See note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form

10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

                                    * * * *

     On October 15, 1995, the Company redeemed all $71 million outstanding First and Refunding Mortgage Bonds, 10% Series due 2019 at a price of 106.53%.

                                    * * * *

     On October 23, 1995, the Board of Directors of the Company voted to increase the Company's quarterly common stock dividend from $0.405 per share to $0.435 per share. The higher dividend will be payable December 20, 1995 to shareholders of record on November 11, 1995. The new annual common stock dividend level will be $1.74 per share.

                                    * * * *

     On October 27, 1995, the Company entered into a $175 million term loan agreement with a group of banks and redeemed a like amount outstanding under an existing $525 million revolving credit and term loan agreement.

                                    * * * *

     At September 30, 1995, the Company and its subsidiaries had no short-term borrowings outstanding. The Company has formal and informal lines of bank credit aggregating $352 million. At September 30, 1995, the Company and its subsidiaries had $168 million of short-term investments.

                                    * * * *

     The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended September 30, 1995 was 4.76 times compared to 3.47 times for the corresponding period ended

September 30, 1994. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended September 30, 1995, was 2.62 times compared to 2.40 times for the corresponding period ended September 30, 1994. For the nine months ended September 30, 1995, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.64 times and 3.32 times, respectively. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K) under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

                                    * * * *

RESULTS OF OPERATIONS
EARNINGS

     Common stock earnings for the three and nine months ended September 30, 1995 were $0.80 and $2.13 per share, respectively, compared to $0.06 and $1.20 per share for the corresponding periods ended September 30, 1994.

     The increase in earnings for the three months ended September 30, 1995 was primarily attributable to the one-time charge in 1994 of $0.66 per share associated with the Company's voluntary retirement and separation programs. Earnings also increased by $0.10 per share due to higher electric sales resulting primarily from warmer weather conditions in August 1995 and by $0.05 per share due to increased sales to other utilities. These increases were partially offset by $0.06 per share due to the replacement power costs required by the shutdown of Salem. See note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION, ITEM 1. FINANCIAL STATEMENTS."

     The earnings increase for the nine months ended September 30, 1995 was primarily due to the $0.66 per share one-time charge in the third quarter of 1994 associated with the Company's voluntary retirement and separation programs. Earnings also increased by $0.15 per share due to lower non-fuel operating and maintenance expenses primarily attributable to the Company's ongoing emphasis on cost control and savings associated with the voluntary retirement and separation programs, by $0.12 per share due to the June 1995 gain on the sale of Conowingo Power Company (COPCO), by $0.08 per share due to fuel-related revenues associated with sales to other utilities, by $0.04 per share from the retention by the Company of a share of the energy savings resulting from the operation of Limerick as provided by the 1991 Limerick Settlement Agreement and by $0.03 per share due to the Company's ongoing debt and preferred stock refinancing program. These increases were partially offset by $0.06 per share due to the replacement power costs required by the shutdown of Salem, by $0.06 per share related to a reduction in other income due to revenues recorded in 1994 from the receipt of nuclear fuel from Shoreham Nuclear Power Station (Shoreham) and by $0.03 per share due to milder weather conditions for the nine months ended September 30, 1995 as compared to the corresponding period ended September 30, 1994.

                                    * * * *

OPERATING REVENUES

     Electric revenues increased 8.7% and 1.7% for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994. The increase for the three months ended September 30, 1995 was primarily due to increased sales to other utilities and higher retail sales in August 1995 due to warmer weather conditions. The increase for the nine months ended September 30, 1995 was primarily due to increased sales to other utilities and small commercial customers.

     Gas revenues decreased 7.6% and 8.9% for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994. The decrease for the three months ended September 30, 1995 was primarily due to decreased sales to retail customers and lower fuel-clause revenues. These decreases were partially offset by increased gas transported for others and an increase in gas being used by the Company's electric generating stations. The decrease for the nine months ended September 30, 1995 was primarily due to decreased retail and small commercial sales resulting from milder weather conditions in 1995. This decrease was partially offset by increased gas transported for others and an increase in gas being used by the Company's electric generating stations.

                                    * * * *

FUEL AND ENERGY INTERCHANGE EXPENSES

         Fuel and energy interchange expenses increased 35.0% and decreased 0.5% for the three and nine months ended September 30,

1995, respectively, compared to the corresponding periods ended September 30, 1994. The increase for the three months ended September 30, 1995 was primarily due to increased sales to other utilities and the replacement power costs required by the shutdown of Salem. The decrease for the nine months ended September 30, 1995 was primarily due to decreased gas sendout resulting from milder weather conditions, and net credits to expense from the retention by the Company of a share of the energy savings resulting from the operation of Limerick and from certain energy sales to other utilities. These decreases were partially offset by increased sales to other utilities and the replacement power costs required by the shutdown of Salem.

                                    * * * *

OPERATING AND MAINTENANCE EXPENSES

     Operating and maintenance expenses decreased 44.7% and 25.0% for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994 primarily due to the one-time charge in the third quarter of 1994 associated with the Company's voluntary retirement and separation programs and other continuing cost-control efforts. In addition, for the nine months ended September 30, 1995, operating and maintenance costs decreased due to the Company's continuing cost-control efforts, including the savings associated with the Company's 1994 voluntary retirement and separation programs as well as lower nuclear generating station charges resulting from shorter refueling and maintenance outages at Company-operated nuclear generation units. In addition, inventory and environmental charges were lower in 1995 as compared to the prior year. These decreases were partially offset by increased process reengineering costs.

                                    * * * *

DEPRECIATION

     Depreciation expense increased 2.6% and 2.7% for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994 primarily due to additions to plant in service.

                                    * * * *

INCOME TAXES

     Income taxes charged to operating expenses increased substantially for the three and nine months ended September 30, 1995 compared to the corresponding periods ended September 30, 1994 primarily due to higher operating income.

                                    * * * *

OTHER TAXES

     Other taxes charged to operating expenses increased by 2.3% and were substantially unchanged for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994. The increase for the three months ended September 30, 1995 was primarily due to increased Pennsylvania gross receipts tax resulting from higher operating revenues and higher real estate taxes.

                                    * * * *

OTHER INCOME AND DEDUCTIONS

     Other income and deductions were substantially unchanged and increased substantially for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994. The increase for the nine months ended September 30, 1995, was primarily due to the gain recognized on the sale of COPCO in June 1995 and decreased income taxes on other income, partially offset by revenues recorded in 1994 from the receipt of nuclear fuel from Shoreham.

                                    * * * *

TOTAL INTEREST CHARGES

     Total interest charges increased 0.7% and 4.4% for the three and nine months ended September 30, 1995, respectively, compared to the corresponding periods ended September 30, 1994 primarily due to the July 1994 issuance of Monthly Income Preferred Securities (recorded in the financial statements as Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership, Which Holds Solely Subordinated Debentures of the Company).

                                    * * * *

PREFERRED DIVIDENDS

     Preferred stock dividends decreased 36.5% and 41.7% for the three and nine months ended September 30, 1995 compared to the corresponding periods ended September 30, 1994 due to redemptions of preferred stock in the third quarter of 1994 with the proceeds from the issuance of Monthly Income Preferred Securities.

                                    * * * *

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the 1994 Form 10-K, on May 13, 1994, the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) issued a decision, finding the Company liable to certain plaintiffs in a class action suit against the Company involving the Company's 1990 Early Retirement Plan. In an order dated August 23, 1995, the Eastern District Court awarded the plaintiffs $1.5 million. The Company has filed appeals from the order.

                                    * * * *

     As previously reported in the 1994 Form 10-K, on May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to certain plaintiffs in a class action suit against the Company involving the Company's 1987 amendment to the Company's Service Annuity Plan. In an order dated August 23, 1995, the Eastern District Court awarded the plaintiffs $1.8 million. The Company has filed appeals from the order.

                                    * * * *

     As previously reported in the June 30, 1995 Form 10-Q, on June 29, 1995, the Court of Common Pleas of Philadelphia County (Court of Common Pleas) denied the Company's motion for summary judgment seeking the termination of the July 26, 1993 shareholder derivative suit regarding the Company's credit and collections practices. On July 28, 1995, the Company filed a motion requesting the court to, among other things, reconsider its decision. On August 28, 1995, an order was entered certifying the case to the Superior Court of Pennsylvania (Superior Court) and staying trial. On September 27,

1995, the Company filed a petition in the Superior Court for allowance of appeal on the legal issues certified by the trial court.

     On August 15, 1995, attorneys on behalf of the shareholders who had sent the May 23, 1993 demand to the Company's Board of Directors, which was refused on March 14, 1994, filed a derivative action in the Court of Common Pleas asserting the same claims against several present and former officers regarding the Company's credit and collections practice which are asserted in the July 26, 1993 shareholder derivative suit. On September 1, 1995, the Company filed preliminary objections to the complaint. The plaintiffs subsequently amended their complaint. The Company filed preliminary objections to the amended complaint on September 29, 1995. On September 5, 1995, the Court ordered that the suit be consolidated with the July 26, 1993 shareholder derivative suit for discovery purposes only.

                                    * * * *

ITEM 5.  OTHER INFORMATION

     As previously reported in the 1994 Form 10-K, the Company finalized an agreement in 1994 to sell 140 megawatts of energy and capacity to Baltimore Gas and Electric Company for a 25-year term beginning in 1997. In an order issued September 19, 1995, the Federal Energy Regulatory Commission approved the contract.

                                    * * * *

     As previously reported in the June 30, 1995 Form 10-Q, on August 2, 1995, the United States Nuclear Regulatory Commission (NRC) held an enforcement conference regarding three alleged violations identified by the NRC at Peach Bottom Atomic Power

Station. In a letter dated August 17, 1995, the NRC stated that the inadequate design control and testing which led to the degradation of emergency diesel generator capabilities constituted a violation; however, because the Company identified the issues, conducted a detailed root-cause evaluation and took appropriate corrective actions, no civil penalty was proposed.

                                    * * * *

     The Company has been informed by PSE&G that, on October 5, 1995, plant operators at Salem Unit No. 1 declared an alert because the overhead annunciator panels located in the control room stopped functioning. On-site facilities and the emergency news center were staffed and activated during the alert. Contractors on site at the time were asked to leave the site. The panels were declared fully operable after testing later that day, and the alert was terminated and access to the site was fully restored. PSE&G and the NRC are continuing to investigate this event. PSE&G cannot predict what action, if any, the NRC may take on this matter.

                                    * * * *

     On September 22, 1995, the Company's Board of Directors created a new strategic business unit, the Telecommunications Group, which is participating in several joint ventures in newly emerging wireless personal communications services businesses and other competitive telecommunications opportunities.

                                    * * * *

         As previously reported in the June 30, 1995 Form 10-Q, on August 4, 1995, the PUC released a report on electric power competition prepared by the PUC's Bureau of Conservation, Economics and Energy Planning and the PUC's Law Bureau. On September 27,

1995, the PUC issued an order setting forth a procedural schedule for the second phase of its investigation into electric power competition issues. The PUC directed that pre-filed testimony addressing the Staff's report, certain questions attached to its order, and other issues be filed by November 6, 1995, with hearings in December and January. Following the hearings, the PUC will issue a final report to the Governor and Pennsylvania General Assembly. The PUC expects to issue its report by April 1996.

                                    * * * *

     As previously reported in the June 30, 1995 Form 10-Q, the Company filed Purchased Gas Cost No. 12 rates effective December 1, 1995 reflecting a $0.80 per thousand cubic feet (Mcf) reduction in natural gas rates. The Company has settled with the principal parties on a $0.88 per Mcf reduction, which is expected to result in a $44 million reduction in annual revenues. The settlement is pending before the PUC. Beginning in 1996, the Company will adjust its natural gas rates on a quarterly basis to report differences between projected costs and actual costs.

                                    * * * *

     As previously reported in the 1994 Form 10-K and the June 30, 1995 Form 10-Q, on March 6, 1995, the Commonwealth Court of Pennsylvania (Commonwealth Court) denied the Applications for Reargument filed by the PUC and other parties of the incentive and "lost revenue" portion of the Commonwealth Court's decision on Demand-Side Management. On April 6, 1995, the PUC appealed the decision to the Supreme Court of Pennsylvania. On September 12, 1995, the Supreme Court of Pennsylvania accepted the appeal and set a briefing schedule for the fourth quarter of 1995.

                                    * * * *

     As previously reported in the 1994 Form 10-K and the June 30, 1995 Form 10-Q, on July 19, 1995, the United States Environmental Protection Agency (EPA) issued a proposed plan for remediation of the Metal Bank of America site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. On October 18, 1995, the potentially responsible parties (PRPs) provided comments to the EPA on the proposed plan which identified several inadequacies with the plan, including substantial underestimations of the cost of implementation. The Company has recorded $9 million for its share of the cost to implement the plan.

                                    * * * *

     As previously reported in the 1994 Form 10-K and the June 30, 1995 Form 10-Q, the Company entered into a settlement agreement with the EPA with respect to a site (Jack's Creek/Sitkin Smelting Facility) located in Mifflin County, Pennsylvania. The Company paid $6,000 to settle this matter.

                                    * * * *

     As previously reported in the 1994 Form 10-K, the Company has been notified by a group of PRPs that the Company has been identified as having sent hazardous substances to the Spectron site in Elkton, Maryland. On October 5, 1995, the Company, along with over 500 other companies, received a General Notice from the EPA requesting the companies to conduct a Remedial Investigation and Feasibility Study at the site. The Company had previously been identified as a de minimis PRP and paid $2,000 to settle an earlier phase.

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

          27   - Financial Data Schedule.

(b)      Reports on Form 8-K (filed during the reporting period):

               Report, dated July 25, 1995, reporting information under "ITEM 5. OTHER EVENTS" relating to Salem Nuclear Generating Station.

               Report, dated August 14, 1995, reporting information under "ITEM
               5. OTHER EVENTS" relating to the Company's proposal to merge with PP&L Resources, Inc.

         Reports  on Form 8-K (filed subsequent to the reporting period):

               Report, dated October 17, 1995, reporting information under "ITEM
               5. OTHER EVENTS" relating to Salem Nuclear Generating Station.

               Report, dated October 23, 1995, reporting information under "ITEM
               5. OTHER EVENTS" relating to the Company's proposal to merge with PP&L Resources, Inc.

               Report, dated November 1, 1995, reporting information under "ITEM
               5. OTHER EVENTS" relating to the withdrawal of the Company's merger proposal with PP&L Resources, Inc.

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


Date:    November 14, 1995