Form 10-Q/A
period 1995-09-30
PECO ENERGY CO
filed 1995-12-27
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A

                 AMENDMENT NO.1 TO THE QUARTERLY REPORT PURSUANT
         TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended...September 30, 1995............

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

           ...........Pennsylvania.................. 23-0970240......
        (State or other jurisdiction of           I.R.S. Employer
         incorporation or organization)          Identification No.)

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

     The Registrant hereby amends PART I. FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION."

     The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended September 30, 1995 was 4.76 times compared to 3.47 times for the corresponding period ended September 30, 1994. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended September 30, 1995, was 2.62 times compared to 2.08 times for the corresponding period ended September 30, 1994. For the nine months ended September 30, 1995, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.64 times and 3.32 times, respectively. See the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (1994 Form 10-K) under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

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


Date:    December 27, 1995