Form 10-K
period 1995-12-31
PECO ENERGY CO
filed 1996-03-28
CIK 78100

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-K

[ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995
                                       OR
[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to ___________________

                          Commission File Number 1-1401
                      ------------------------------------

                               PECO ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

                Pennsylvania                               23-0970240
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

                P.O. Box 8699
    2301 Market Street, Philadelphia, PA                 (215) 841-4000
  (Address of principal executive offices)      (Registrant's telephone number,
                                                      including area code)
                                      19101
                                   (Zip Code)
                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

     First and Refunding Mortgage Bonds (Registered on the New York Stock Exchange):

6 1/8% Series due 1997 (*)        7 3/8% Series due 2000      6 1/2% Series due 2003       7 1/8% Series due 2023
5 3/8% Series due 1998            5 5/8% Series due 2001      6 3/8% Series due 2005       7 3/4% Series 2 due 2023
                                                                                           7 1/4% Series due 2024
__________________
(*) Also registered on the Philadelphia Stock Exchange

     Cumulative Preferred Stock -- without par value (Registered on the New York and Philadelphia Stock Exchanges):
$7.96 Series        $4.68 Series        $4.40 Series        $4.30 Series
                                                            $3.80 Series

     Common Stock -- without par value (Registered on the New York and Philadelphia Stock Exchanges)

     9.00% Cumulative Monthly Income Preferred Securities, Series B, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Registered on the New York Stock Exchange)

     Trust Receipts of PECO Energy Capital Trust I, each representing a 8.72% Cumulative Monthly Income Preferred Security, Series B, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Registered on the New York Stock Exchange)

           Securities registered pursuant to Section 12(g) of the Act:
     Cumulative Preferred Stock -- without par value:
$7.48 Series                        $6.12 Series
                      ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.                Yes __X__      No____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $6,832,147,699 at January 31, 1996.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Common Stock -- without par value: 222,255,816 shares outstanding at January 31, 1996.

                      ------------------------------------

                 DOCUMENTS INCORPORATED BY REFERENCE (In Part)

     Annual Report of PECO Energy Company to Shareholders for the year 1995 is incorporated in part in Parts I, II and IV hereof, as specified herein.
         Proxy Statement of PECO Energy Company in connection with its
1996 Annual Meeting of Shareholders is incorporated in part in
                     Part III hereof, as specified herein.
================================================================================

                                TABLE OF CONTENTS
                                                                        Page No.
PART I
     ITEM 1.   BUSINESS.......................................................1
               The Company....................................................1
               Electric Operations............................................1
                    General...................................................1
                    Limerick Generating Station...............................4
                    Peach Bottom Atomic Power Station.........................5
                    Salem Generating Station..................................6
               Fuel...........................................................8
                    Nuclear...................................................8
                    Coal.....................................................10
                    Oil......................................................11
                    Natural Gas..............................................11
               Gas Operations................................................11
               Segment Information...........................................12
               Rate Matters..................................................12
               Construction..................................................14
               Capital Requirements and Financing Activities.................15
               Employee Matters..............................................16
               Environmental Regulations.....................................17
                    Water....................................................17
                    Air......................................................17
                    Solid and Hazardous Waste................................18
                    Costs....................................................22
               Competition...................................................22
               Telecommunications............................................24
               PECO Energy Capital Corp. and Related Entities................24
               Executive Officers of the Registrant..........................25
     ITEM 2.   PROPERTIES....................................................27
     ITEM 3.   LEGAL PROCEEDINGS.............................................29
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........30

PART II
     ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                    RELATED STOCKHOLDER MATTERS..............................30
     ITEM 6.   SELECTED FINANCIAL DATA.......................................31
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................31
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................31
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE...................31

PART III
     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............31
     ITEM 11.  EXECUTIVE COMPENSATION........................................31
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT...............................................32
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................32

PART IV
     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.................................................33
               Financial Statements and Financial Statement Schedule.........33
               REPORT OF INDEPENDENT ACCOUNTANTS.............................34
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS..............35
               Exhibits......................................................36
               Reports on Form 8-K...........................................39
     SIGNATURES

                                     PART I
ITEM 1.   BUSINESS

The Company

     PECO Energy Company (Company), incorporated in Pennsylvania in 1929, is an operating utility which provides electric and gas service to the public in southeastern Pennsylvania. The total area served by the Company covers 2,107 square miles. Electric service is supplied in an area of 1,972 square miles with a population of about 3,700,000, including 1,600,000 in the City of Philadelphia. Approximately 94% of the electric service area and 64% of retail kilowatthour (kWh) sales are in the suburbs around Philadelphia, and 6% of the service area and 36% of such sales are in the City of Philadelphia. Natural gas service is supplied in a 1,475-square-mile area of southeastern Pennsylvania adjacent to Philadelphia with a population of 1,900,000. The Company has the necessary franchise rights, which are generally non-exclusive, to operate in the areas served.

     The Company is subject to regulation by the Pennsylvania Public Utility Commission (PUC) as to retail electric and gas rates, issuances of securities and certain other aspects of the Company's operations and by the Federal Energy Regulatory Commission (FERC) as to wholesale electric and transmission rates. Specific operations of the Company are also subject to the jurisdiction of various other federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC), the United States Environmental Protection Agency (EPA), the United States Department of Energy (DOE), the Delaware River Basin Commission and the Pennsylvania Department of Environmental Protection (PDEP). The Company's Muddy Run Pumped Storage Project and the Conowingo Hydroelectric Project are subject to the licensing jurisdiction of the FERC. Due to its ownership of subsidiary-company stock, the Company is a holding company as defined by the Public Utility Holding Company Act of 1935 (1935 Act); however, it is predominantly an operating company and, by filing an exemption statement annually, is exempt from all provisions of the 1935 Act, except
Section 9(a)(2) relating to the acquisition of securities of a public utility company.


Electric Operations

General

     During 1995, 90.2% of the Company's operating revenues and 93.5% of its operating income were from electric operations. Electric sales and operating revenues for 1995 by class of customer are set forth below:

                                                        Operating
                                         Sales           Revenues
                                    (millions of kWh) (millions of $)
Residential ...................          10,859          $1,401
Small commercial and industrial           6,299             739
Large commercial and industrial          15,976           1,147
Other .........................             860             137
                                         ------          ------
     Service territory ........          33,994           3,424
Interchange sales .............             496              17
Sales to other utilities ......          14,041             334
                                         ------          ------
     Total ....................          48,531          $3,775
                                         ======          ======

     Energy from the Company's installed generating capacity together with power purchases are utilized to satisfy the requirements of jurisdictional customers, to meet sales commitments to other utilities and to make spot sales.

     The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1995 was as follows:

         Type of Capacity              Megawatts         % of Total
     Nuclear .......................     4,040              44.5%
     Mine-mouth, coal-fired ........       709               7.8
     Service-area, coal-fired ......       725               8.0
     Oil-fired .....................     1,176              13.0
     Gas-fired .....................       201               2.2
     Hydro (includes pumped storage)     1,392              15.3
     Internal combustion ...........       835               9.2
                                         -----             -----

         Total .....................     9,078(1)(2)       100.0%
                                         =====             =====

---------------
(1)  Includes capacity available for sale to other utilities.
(2)  See "Fuel" for sources of fuels used in electric generation.

     As a result of the developing wholesale generation market, the Company has increased both its wholesale power purchases and sales. In the ordinary course of its business, the Company enters into long-term and short-term commitments to buy and sell power. At December 31, 1995, the Company had 1,199 megawatts (MW) of installed generating capacity available for sales to others. In addition, during 1995, the Company entered into an agreement to purchase energy associated with 300 MW from 1996 through 2000 from an unaffiliated utility. The Company also has agreements with other utilities to sell energy and/or capacity. The Company has long-term agreements over the next five years with unaffiliated utilities to sell energy associated with 1,185 MW of capacity. These power sales agreements extend from 1996 to 2023. See note 4 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1995.

     Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of electricity are higher in the first and third quarters due to colder weather and warmer weather, respectively. The maximum hourly demand on the Company's system was 7,244 MW which occurred on August 4, 1995. The Company estimates its generating reserve margin for 1996 to be 26%. This is based on the most recent annual peak-load forecast which assumes normal peak weather conditions and the sale to other utilities of 400 MW of capacity.

     The Company is a member of the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM), which fully integrates, on the basis of relative cost of generation, the bulk-power generating and transmission operations of eleven investor-owned electric utilities serving more than 22 million people in a 50,000-square-mile territory. In addition, PJM companies coordinate planning and install facilities to obtain the greatest practicable degree of reliability, compatible economy and other advantages from the pooling of their respective electric system loads, transmission facilities and generating capacity. The maximum PJM demand of 48,524 MW occurred on August 2, 1995 when PJM's installed capacity (summer rating) was 55,962 MW. The Company's installed capacity for 1996-99 is expected to be sufficient for the Company to meet its obligation to supply its PJM reserve margin share during that period. During 1995, the Company notified the FERC of its intention to propose initiatives to increase wholesale electric competition in the Mid-Atlantic region served by PJM. See "Competition."

     The Company's nuclear-generated electricity is supplied by Limerick Generating Station (Limerick) Units No. 1 and No. 2 and Peach Bottom Atomic Power Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and by Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Units No. 1 and No. 2 each has a capacity of 1,115 MW; Peach Bottom Units No. 2 and No. 3 each has a capacity of 1,093 MW, of which the Company is entitled to 464 MW of each unit; and Salem Units No. 1 and No. 2 each has a capacity of 1,106 MW, of which the Company is entitled to 471 MW of each unit.

     The Company's nuclear generating facilities represent approximately 45% of its installed generating capacity and 65% of its investment in electric plant. In 1995, approximately 50% of the Company's electric output was generated from nuclear sources. Changes in regulations by the NRC that require a substantial increase in capital expenditures for the Company's nuclear generating facilities or that result in increased operating costs of nuclear generating units could adversely affect the Company.

     The Price-Anderson Act sets the limit of liability of approximately $8.9 billion for claims that could arise from an incident involving any licensed nuclear facility in the nation. The limit is subject to increase to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $79 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. If the damages from an incident at a licensed nuclear facility exceed $8.9 billion, the President of the United States is to submit to Congress a plan for providing additional compensation to the injured parties. Congress could impose further revenue-raising measures on the nuclear industry to pay claims. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preempt claims under state law for personal, property or punitive damages related to radiation hazards.

     Although the NRC requires the maintenance of property insurance on nuclear power plants in the amount of $1.06 billion or the amount available from private sources, whichever is less, the Company maintains coverage in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $46 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition or results of operations.

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

     NRC regulations require that licensees of nuclear generating facilities demonstrate that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. The PUC, based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. The Company's ownership portion of decommissioning costs is approximately $643 million expressed in 1990 dollars to be collected over the life of each generating unit. Under current rates, which reflect decommissioning costs of $643 million, the

Company collects and expenses approximately $20 million annually from customers for decommissioning the Company's ownership portion of its nuclear units. At December 31, 1995, the Company held $223 million in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs. Based on a recent Company study, the Company's share of the cost to decommission its nuclear units is estimated to be $1.2 billion in 1995 dollars. The Company will ultimately seek to recover through the ratemaking process increased decommissioning costs, although such recovery is not assured. In February 1996, the Financial Accounting Standards Board (FASB) issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which proposes, among other things, changes in the recognition, measurement and classification of decommissioning costs for nuclear generating stations. The proposed statement would be effective for years beginning after December 15, 1996, and applies to all entities having either legal or constructive obligations (defined as an obligation which the entity has "little or no discretion to avoid") for closure or removal of long-lived assets. The FASB is expected to issue a final pronouncement by the end of 1996. For additional information concerning nuclear decommissioning, see note 4 of Notes to
Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1995.

Limerick Generating Station

     Limerick Unit No. 1 achieved a capacity factor of 88% in 1995 and 85% in 1994. Limerick Unit No. 2 achieved a capacity factor of 85% in 1995 and 93% in 1994. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1996 and 1995, respectively.

     On May 24, 1995, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) Report for Limerick for the period September 26, 1993 through April 1, 1995. Limerick achieved ratings of "1," the highest of the three rating categories, in all four functional areas - Operations, Maintenance, Engineering and Plant Support. The NRC stated that, overall, it observed an excellent level of performance at Limerick. The NRC noted continued strong performance in the Operations and Engineering areas during this SALP period and improved performance was noted in the Maintenance and Plant Support areas. The NRC stated that factors contributing to this level of performance included excellent management oversight, along with excellent interdepartmental communication and coordination of activities. Particularly, the NRC noted the Company's excellent planning and execution of the two refueling outages during the SALP period and the aggressive use of probabilistic safety assessment in scheduling outage and non-outage maintenance activities. The NRC also stated that, in recognition of Limerick's superior performance, the next SALP period for Limerick has been extended to 24 months and both the number of resident NRC inspectors and planned total inspection hours have been reduced.

     In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWRs take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Each of the reactors at Limerick and Peach Bottom is a GE BWR. Initial examination of Limerick Unit No. 1 was completed during the February 1996 refueling outage. Although crack indications were identified at one location, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 1 for a minimum of the next two operating cycles. Initial examination of Unit No. 2 has been scheduled for the refueling outage planned for January 1999 in accordance with industry experience and guidance. Peach Bottom Unit No. 3 was initially examined during its refueling outage in the fall of 1993. Although crack indications were identified at two locations, the Company presented its finding to the NRC and recommended continued operation of Unit No. 3 for a two-year cycle. Unit No. 3 was re-examined during its last refueling outage in the fall of 1995 and the extent of cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 3 until its next refueling outage, scheduled for 1997, at which time it will be reinspected. Peach Bottom Unit No. 2 was examined in October 1994 during its last refueling outage and the inspection revealed a minimal number of flaws. In a letter dated November 7, 1994, the Company submitted its findings to the NRC and also recommended continued operation of Unit No. 2 until its next refueling outage, scheduled for September 1996, at which time it will be reinspected. The Company is also participating in a GE BWR Owners Group to develop long-term corrective actions.

     The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment may not provide the necessary level of fire protection and requested licensees to describe short- and long-term measures being taken to address this concern. The Company has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. The Company has been in contact with the NRC regarding the Company's long-term measures to address Thermo-Lag fire barrier issues. In 1995, the Company completed its engineering re-analysis for both Peach Bottom and Limerick. This re-analysis identified proposed modifications to be performed over the next several years at both plants in order to implement the long-term measures addressing the concern over Thermo-Lag use.

     In 1992, the Company requested authorization from the NRC to rerate the maximum reactor-core power levels of each Limerick unit by 5% to 1,115 MW. The NRC approved the Company's request for Unit No. 2 on February 16, 1995 and for Unit No. 1 on January 24, 1996. Modifications to Unit No. 2 were completed during the Unit's 1995 refueling outage. Modifications to Unit No. 1 were completed during the Unit's February 1996 refueling outage.

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

     The Company has also entered into an agreement with a municipality to secure a backup source of water for the operation of Limerick should the amount of water from the supplemental cooling water system not be sufficient. Should the supplemental cooling water system be completely unavailable, this backup source is capable of providing only enough cooling water to operate both Limerick units simultaneously at 70% of rated capacity for short periods of time.

Peach Bottom Atomic Power Station

     Peach Bottom Unit No. 2 achieved a capacity factor of 98% in 1995 and 81% in 1994. Peach Bottom Unit No. 3 achieved a capacity factor of 78% in 1995 and 98% in 1994. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in 1994 and 1995, respectively.

     On December 5, 1995, the NRC issued its periodic SALP Report for Peach Bottom for the period May 1, 1994 to October 15, 1995. Peach Bottom achieved ratings of "1" in the areas of Operations, Maintenance and Plant Support. The area of Engineering achieved a rating of "2." Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. Station management oversight, effective use of performance enhancement at all levels of the organization and other measures in identifying and evaluating issues contributed to the strong performance. The NRC noted performance improvements in all of the assessment areas, particularly in Maintenance and Plant Support. Although the NRC noted that excellent performance was often displayed in the Engineering area, errors in modification work, in addition to some other lapses, indicated inconsistent engineering performance. The Company is taking actions to further improve Peach Bottom performance.

     By letter dated October 18, 1994, the NRC approved the Company's request to rerate the authorized maximum reactor-core power levels of each Peach Bottom unit by 5% to 1,093 MW. The amendment of the Unit No. 2 facility operating license was effective upon the date of the NRC approval letter, and the associated hardware changes were implemented during the Unit No. 2 refueling outage in the fall of 1994. The amendment for Unit No. 3 was issued by the NRC on July 18, 1995 and the associated hardware changes were implemented during the Unit No. 3 refueling outage in the fall of 1995.

     In addition to the matters discussed above, see "Limerick Generating Station" for a discussion of certain matters which affect both Peach Bottom and Limerick.

Salem Generating Station

     Salem Unit No. 1 achieved a capacity factor of 26% in 1995 and 59% in 1994. Salem Unit No. 2 achieved a capacity factor of 21% in 1995 and 58% in 1994. Salem Units No. 1 and No. 2 are each on an 18-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1995.

     Salem Units No. 1 and No. 2 have been out of service since May 16, 1995 and June 7, 1995, respectively, due to various operational and technical problems. The Company has been informed by PSE&G that since the shutdown of Salem, PSE&G has been engaged in an assessment of each unit to identify and complete the work necessary to achieve restart. PSE&G has stated that it will keep each unit off line until it is satisfied that the unit is ready to return to service and to operate reliably over the long term and the NRC has agreed that the unit is sufficiently prepared to restart. On June 9, 1995, the NRC issued a Confirmatory Action Letter documenting these commitments of PSE&G.

     On December 11, 1995, PSE&G presented its restart plan for both units to the NRC at a public meeting. On February 13, 1996, the NRC staff issued a letter to PSE&G indicating that it had concluded that PSE&G's overall restart plan, if implemented effectively, should adequately address the numerous Salem issues to support a plant restart, and describing further actions the NRC will undertake to confirm that PSE&G's actions have resulted in the necessary performance improvements to support plant restart.

     The Company has been informed by PSE&G that as a part of PSE&G's review, an examination is being performed on the steam generators, which are large heat exchangers used to produce steam to drive the turbines. Within the industry, certain pressurized water reactors (PWRs) other than Salem have experienced cracking in a sufficient number of the steam generator tubes to require various modifications to these tubes and replacement of the steam generators in some cases. Until the current outage, regular periodic inspections of the steam generators for each Salem unit have resulted in repairs of a small number of tubes well within NRC limits. As a result of the experience of other utilities with cracking in steam generator tubes, in April 1995, the NRC issued a generic letter to all utilities with PWRs. This generic letter requested utilities with PWRs to conduct steam generator examinations with more sensitive inspection devices capable of detecting evidence of degradation. Subsequently, PSE&G conducted steam generator inspections of the Salem units using the latest technology available, including a new, more sensitive, eddy current testing device.

     With respect to Salem Unit No. 1, the most recent inspection of the steam generators is not complete, but partial results from eddy current inspections conducted in February 1996 indicate degradation in a significant number of tubes. The inspections are continuing and PSE&G has decided to remove several tubes for laboratory examination to confirm the results of the inspections. Removal of the tubes is expected to commence in April and preliminary results of the state of Salem Unit No. 1 tubes from the subsequent laboratory examinations should be known in the third quarter of 1996. However, based on the results of inspections to date, PSE&G has concluded that the Salem Unit No. 1 outage, which was expected to be completed in the second quarter of 1996, will be required to be extended for a substantial additional period to evaluate the state of the steam generators and to subsequently determine an appropriate course of action. Degradation of steam generators in PWRs has become of increasing concern for the nuclear industry. Nationally and internationally, utilities have undertaken actions to repair or replace steam generators. In the extreme, degradation of steam generators has contributed to the retirement of several American nuclear power reactors. After the Salem Unit No. 1 tubes are fully examined, PSE&G will be able to evaluate its course of action in light of NRC and other industry requirements.

     The examination of the Salem Unit No. 2 generators was completed in January 1996 using the same inspection procedure used in the examination of Salem Unit No. 1. The results of the Salem Unit No. 2 inspection are being reviewed again to confirm their results in light of the experience with Salem Unit No. 1. Although this review has not yet been completed, results to date appear to confirm that the condition of the Salem Unit No. 2 steam generators are well within current operating limits at the present time. PSE&G has also removed tubes from Salem Unit No. 2 steam generators for laboratory analysis to confirm the results of this testing, the results of which should be known in May.

     PSE&G had planned to return Salem Unit No. 1 to service in the second quarter of 1996 and Salem Unit No. 2 in the third quarter of 1996. As a result of the extent of the recently discovered degradation in the Salem Unit No. 1 steam generators, PSE&G is focusing its efforts on returning Salem Unit No. 2 to service in the third quarter of 1996. The additional steam generator inspections and testing on Salem Unit No. 2 are not expected to adversely affect the timing of its restart. However, because the timing of the restart is subject to satisfactory completion of the requirements of the restart plan, as determined by PSE&G and the NRC, no assurance can be given that the projected return date will be met. For information concerning additional costs associated with the shutdown of Salem, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 24 of Notes to Consolidated Financial Statements in the Company's Annual Report to Shareholders for the year 1995 and "Rate Matters."

     The Company has been informed by PSE&G that on January 3, 1995, the NRC issued its periodic SALP Report for Salem for the period June 20, 1993 to November 5, 1994. Salem received ratings of "3" in the areas of Operations and Maintenance, a rating of "2" in the area of Engineering, and a rating of "1" in the area of Plant Support. The NRC noted an overall decline in performance and evidenced particular concern with plant and operator challenges caused by repetitive equipment problems and personnel errors. The NRC also noted that although PSE&G has initiated several comprehensive actions within the past year to improve plant performance, and that some recent incremental gains have been made, these efforts have yet to noticeably change overall performance at Salem.

     The Company has been informed by PSE&G that PSE&G's own assessments, as well as those by the NRC and the Institute of Nuclear Power Operations, indicate that additional efforts are required to further improve operating performance, and that PSE&G is committed to taking the necessary actions to address Salem's performance needs. It is anticipated that the NRC will maintain a close watch on Salem's performance and corrective actions related to the Salem shutdown. No assurance can be given as to what, if any, further or additional actions may be taken or required by the NRC to improve Salem's performance.

     In addition to the matters discussed above, see "Legal Proceedings" and "Environmental Regulations -- Water."

Fuel

     The following table shows the Company's sources of electric output for 1995 and as estimated for 1996:

                                                            1995    1996 (Est.) (1)
     Nuclear .......................................        50.0%      54.5%
     Mine-mouth, coal-fired ........................         9.5        9.6
     Service-area, coal-fired ......................         6.2        8.5
     Oil-fired .....................................         1.8        3.2
     Gas-fired .....................................         3.6        4.2
     Hydro (includes pumped storage) ...............         1.3        2.6
     Internal combustion ...........................         0.3        0.1
     Purchased, interchange and nonutility generated        27.3       17.3
                                                            ----       ----
                                                           100.0%     100.0%
                                                           =====      =====

---------------
(1) Does not reflect the extended outage beyond June 1996 of Salem Unit No. 1 due to cracking in steam generator tubes.

     The following table shows the Company's average fuel cost used to generate electricity:

                                         1991       1992       1993        1994      1995
     Nuclear
          Cost per million Btu(1)     $    0.64  $    0.53  $    0.56  $    0.53  $    0.47
     Coal
          Mine-mouth plants
            Cost per ton ........         37.26      33.75      32.73      33.30      32.68
            Cost per million Btu           1.51       1.36       1.32       1.34       1.32
          Service-area plants
            Cost per ton ........         50.24      45.25      43.38      38.76      38.82
            Cost per million Btu           2.00       1.78       1.66       1.51       1.51
     Oil
          Residual
            Cost per barrel .....         19.42      15.94      15.87      16.22      14.92
            Cost per million Btu           3.11       2.53       2.50       2.54       2.40
          Distillate
            Cost per barrel .....         29.90      24.96      27.21      22.77      20.74
            Cost per million Btu           5.12       4.26       4.15       3.87       3.66
     Gas
            Cost per mcf ........          --         3.05       2.86       2.31       2.13
            Cost per million Btu           --         2.96       2.77       2.25       2.00

------
(1) British thermal unit.

Nuclear

     The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the utilization of the nuclear fuel in the generating station reactor. The Company has contracts for the supply of uranium concentrates for Limerick and Peach Bottom which extend through 2002. On February 23, 1995, two companies which supply uranium concentrates to the Company filed petitions for bankruptcy protection under Chapter 11 of the Bankruptcy Code. The Company has contracts with the two companies to supply approximately half of the Company's 1995 and 1996 requirements for uranium concentrates. In addition, one of the companies is under contract to supply approximately 25% of the Company's uranium concentrate requirements for the period 1997 to 2002. The Company has made alternative arrangements with other suppliers to satisfy its short-term requirements for uranium concentrates. The Company is also finalizing arrangements with another supplier to satisfy the Company's longer-term needs. The Company does not anticipate any difficulty in obtaining its requirements for uranium concentrates. The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis. PSE&G has informed the Company that it presently has under contract sufficient uranium concentrates to fully meet the current projected requirements for Salem through 2000 and 60% of the requirements through 2002. PSE&G has informed the Company that it does not anticipate any difficulty in obtaining its requirements for uranium concentrates. The following table summarizes the years through which the Company and PSE&G have contracted for the other segments of the nuclear fuel supply cycle:

                                Conversion    Enrichment   Fabrication
     Limerick Unit No. 1 ...        (1)           (2)          2003
     Limerick Unit No. 2 ...        (1)           (2)          2004
     Peach Bottom Unit No. 2        (1)           (2)          1999
     Peach Bottom Unit No. 3        (1)           (2)          1998
     Salem Unit No. 1 ......        2000          (3)          2004
     Salem Unit No. 2 ......        2000          (3)          2005

---------------
(1) The Company has commitments for 100% of its conversion services for Limerick and Peach Bottom through 1997. Approximately 40% of the conversion services requirements are covered through 2001. The Company does not anticipate any difficulty in obtaining necessary conversion services for Limerick and Peach Bottom.

(2) The Company has contractual commitments for enrichment services for Limerick and Peach Bottom with the United States Enrichment Corporation. These commitments represent 100% of the enrichment requirements through 1998 and 70% through 1999. The Company does not anticipate any difficulty in obtaining necessary enrichment services for Limerick and Peach Bottom.

(3) PSE&G has contractual commitments for 100% of enrichment requirements through 1998; approximately 50% through 2002; and approximately 30% through 2004. The Company has been informed by PSE&G that PSE&G does not anticipate any difficulty in obtaining necessary enrichment services for Salem.

     There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The Company currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. By letter dated November 29, 1994, the NRC approved the Company's request to install new high-density, spent-fuel storage racks at Limerick, which will provide for storage capacity to 2007. The new configuration will be designed to accommodate rod consolidation. Spent-fuel racks at Peach Bottom have storage capacity until 2000 for Unit No. 2 and 2001 for Unit No. 3. Options for expansion of storage capacity at Peach Bottom, including rod consolidation, are being investigated. The Company has been informed by PSE&G that as a result of reracking the two spent-fuel pools at Salem, the spent-fuel storage capability of Salem Units No. 1 and No. 2 is estimated to be 2008 and 2012, respectively.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE was to begin accepting spent fuel for permanent off-site storage no later than 1998. The DOE has stated that it has no legal obligation under the NWPA to begin accepting spent fuel absent an operational repository or other facility constructed under the NWPA. The DOE acknowledges, however, that it may have created the expectation of such a commitment on the part of utilities by issuing certain regulations and projected waste acceptance schedules. In June 1994, a number of utilities and state agencies, including the PUC, filed a lawsuit against the DOE seeking a determination of the DOE's legal obligation to accept fuel by 1998. The DOE has stated that it will not be able to open a permanent, high-level nuclear waste repository until 2015, at the earliest. The DOE stated that the delay was a result of federal budget cuts, the DOE seeking new data about the suitability of the proposed repository site at Yucca Mountain, Nevada, opposition to this location for the repository and the DOE's revision of its civilian nuclear waste program. Legislation has been introduced in Congress for the construction of a temporary storage facility which would accept spent nuclear fuel from utilities beginning in 1998 or soon thereafter. Although progress is being made at Yucca Mountain and several communities have expressed interest in providing a temporary storage site, the Company cannot predict when the temporary federal storage facilities or permanent repository will become available. The DOE is exploring options to address delays in the currently projected waste acceptance schedules. The options under consideration by the DOE include offsetting a portion of the financial burden associated with the costs of continued on-site storage of spent fuel after 1998. Under the NWPA, the DOE is authorized to assess utilities for the cost of nuclear fuel disposal. The current cost of such disposal is one mil ($.001) per kWh of net nuclear generation. The 1995 charge collected by the Company from its customers for spent-fuel disposal was $21 million. The DOE may revise this charge as necessary for full-cost recovery of nuclear fuel disposal.

     As a by-product of their operations, nuclear generating units, including those in which the Company owns an interest, produce Low Level Radioactive Waste
(LLRW). LLRW is accumulated at each facility and permanently disposed of at a federally licensed disposal facility. The Company is currently shipping LLRW generated at Peach Bottom and Limerick to the site located in Barnwell, South Carolina for disposal. Due to the uncertainty of the continued availability of LLRW disposal sites, on-site storage facilities were constructed at Peach Bottom and Limerick, each with five-year storage capacities.

     The Company is also pursuing alternative disposal strategies for LLRW generated at Peach Bottom and Limerick, including an aggressive LLRW reduction program. Pennsylvania is the host site for LLRW generators located in Pennsylvania, Delaware, Maryland and West Virginia and is pursuing a permanent disposal site through a volunteer siting process. The Company has contributed $12 million towards the total cost of a permanent Pennsylvania disposal site.

     The Company has been informed by PSE&G that it has an on-site LLRW storage facility at Salem, with a five-year storage capacity. PSE&G ships LLRW generated at Salem to Barnwell, South Carolina and currently uses the Salem facility for interim storage. PSE&G has also advised the Company that New Jersey also plans to host a LLRW disposal site. The Company, as a Salem co-owner, has paid $857,000 as its share of the New Jersey siting costs.

     The National Energy Policy Act of 1992 (Energy Act) requires, among other things, that utilities with nuclear reactors pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year for 15 years, of which the Company's share is $5 million per year. The Energy Act provides that these costs are to be recoverable in the same manner as other fuel costs. The Company has recorded the liability and a related regulatory asset of $54 million for such costs at December 31, 1995. The Company is currently recovering these costs through the Energy Cost Adjustment (ECA).

     The Company is currently recovering in rates the costs for nuclear decommissioning and decontamination (based on 1990 cost estimates) and spent-fuel storage. The Company believes that the ultimate costs of decommissioning and decontamination, spent-fuel disposal and any assessment under the Energy Act will continue to be recoverable through rates, although such recovery is not assured. For additional information concerning decommissioning, see "Electric Operations - General."

Coal

     The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania operated by Pennsylvania Electric Company. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for varying amounts of coal purchases as follows: between 3,000,000 and 3,500,000 tons for each of the years 1996 through 1999; and a total of 6,500,000 tons for the years 2000 through 2004. At December 31, 1995, approximately 20% of Conemaugh's fuel requirements were secured by a long-term contract and 21% by several short-term contracts.

     The  Company has  entered  into  medium-term  contracts  for a  significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone Station (Eddystone) and Cromby Station (Cromby). At January 1, 1996, the Company had contracts with two suppliers for 1.5 million tons per year or approximately 80% of expected annual requirements. Both contracts expire on December 31, 2000.

     The coal requirements of each station not covered by existing contracts are met through additional short-term contracts or spot purchases from suppliers.

Oil

     The Company customarily enters into yearly purchase orders with its various oil suppliers for the bulk of its requirements and makes spot purchases for the balance. At present, the Company's purchase orders are sufficient to meet the estimated residual fuel oil needs of its oil-fired generating units through June 1996, when current orders expire and new yearly orders begin. Purchase orders for distillate fuel oil are expected to meet the Company's needs through June 1996, when current orders expire and new yearly orders begin.

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

Gas Operations

     During 1995, 9.8% of the Company's operating revenues and 6.5% of its operating income were from gas operations. Gas sales and operating revenues for 1995 by class of customer are set forth below:

                                                                  Operating
                                                     Sales         Revenues
                                                     (mmcf)     (millions of $)
     House heating .........................         31,848        $   240
     Residential (other than house heating)           1,516             15
     Commercial and industrial .............         19,422            129
     Other .................................          1,184              4
                                                    -------        -------
         Total gas sales ...................         53,970            388
     Gas transported for customers .........         48,531             22
                                                    -------        -------
         Total gas sales and gas transported        102,501        $   410
                                                    =======        =======

     Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of gas are higher in the first and fourth quarters due to colder weather.

     The Company's natural gas supply is provided by purchases from a number of suppliers for terms of up to five years. These purchases are delivered under several long-term firm transportation contracts with Texas Eastern Transmission Corporation (Texas Eastern) and Transcontinental Gas Pipe Line Corporation (Transcontinental). The Company's aggregate annual entitlement under these firm transportation contracts is 98.1 million dekatherms. Peak gas is provided by the Company's liquefied natural gas facility and propane-air plant (see "ITEM 2. PROPERTIES").

     Through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation, underground storage capacity of 21.5 million dekatherms is under contract to the Company. Natural gas from underground storage represents approximately 40% of the Company's 1995-96 heating season supplies.

     As a result of FERC Order 636 and the subsequent restructuring of the interstate pipeline industry, the gas distribution merchant function has come under continued pressure as smaller customers elect to purchase non- utility gas supplies. This has raised significant issues at the state level regarding the long-term role of the gas distribution utility as a merchant. Other policy issues have arisen regarding the obligation to serve by the utility, the erosion of tax base, the potential for stranded costs associated with long-term contracts, the implications for social programs now supported by utilities and overall system reliability.

     PECO Gas Supply Company, a wholly owned subsidiary, was formed in 1995 as an unregulated marketing enterprise. PECO Gas Supply Company is a member of a natural gas buying cooperative, also formed in 1995, to enhance reliability of service and access less expensive gas supplies for its eight gas utility members.

     Eastern Pennsylvania Exploration Company, a wholly owned subsidiary, is a party to several joint ventures formed to develop natural gas resources in the Gulf Coast area. These joint ventures do not contribute to the Company's natural gas supply. The Company is engaged in pursuing the sale of these joint ventures.


Segment Information

     Segment information is incorporated herein by reference to note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1995.


Rate Matters

     In 1995, approximately 90% of the Company's electric sales revenue and 100% of its gas sales revenue were derived pursuant to rates regulated by the PUC. The PUC establishes through regulatory proceedings the base rates which the Company may charge for electric and gas service in Pennsylvania. In addition, the PUC regulates various fuel and tax adjustment clauses applicable to customers' bills. The Company's wholesale electric and transmission rates are regulated by the FERC. For information concerning wholesale electric competition, see "Competition."

     The Company has agreed with the PUC not to seek an increase in electric base rates before April 1, 1999 except under specified circumstances for items such as energy cost adjustments, changes in state taxes, changes in federal taxes, demand side management surcharges, and increases in nuclear plant decommissioning expenses or funding requirements and spent nuclear fuel disposal expenses.

     The Company's last electric base rate case, intended primarily to recover costs associated with Limerick Unit No. 2 and associated common facilities, was filed in 1989. The Company voluntarily excluded 400 MW of capacity from base rates, and the PUC denied a return on common equity on an additional 399 MW of capacity. Under its electric tariffs, the Company is allowed to retain for shareholders any proceeds above the average energy cost for sales of this 399 MW of capacity and/or associated energy. In addition, beginning April 1994, the Company became entitled to share in the benefits which result from the operation of both Limerick Units No. 1 and No. 2 through the retention of 16.5% of the energy savings, subject to certain limits. During 1995, 1994 and 1993, the Company recorded as revenue net of fuel costs $79, $68 and $38 million, respectively, as a result of the sale of the 399 MW of capacity and/or associated energy and the Company's share of Limerick energy savings.

     On February 22, 1996, the PUC approved the Company's petition for a declaratory accounting order to change the estimated depreciable lives of certain of the Company's electric plant. The order approves the reduction of the terminal dates by ten years, for depreciation accrual purposes only, of Limerick Units No. 1 and

No. 2 and associated common facilities, the utilization of new life spans for various categories of electric production plant and changes in the remaining life estimates for transmission, distribution, general and common plant. The order also approves the amortization over a nine-year period of $331 million of deferred Limerick costs representing $240 million of carrying charges and depreciation associated with 50% of Limerick common facilities and $91 million of operating and maintenance expenses, depreciation and accrued carrying charges on the Company's capital investment in Limerick Unit No. 2 and 50% of Limerick common facilities during the period from January 8, 1990, the commercial operation date of Limerick Unit No. 2, until April 20, 1990, the effective date of the Limerick Unit No. 2 rate order. The changes will increase depreciation and amortization on assets associated with Limerick by approximately $100 million per year and decrease depreciation and amortization on other Company assets by approximately $10 million per year, for a net increase in depreciation and amortization of approximately $90 million per year. The order will not increase rates charged to customers. The changes will be effective October 1, 1996.

     Effective January 1995, in accordance with a PUC Joint Petition, the Company increased electric base rates by $25 million per year to recover the increased costs, including the annual amortization of the transition obligation (over 18 years) deferred in 1994 and 1993, associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See note 7 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1995. Subsequent to January 1, 1995, retail electric non-pension postretirement benefits expense in excess of the amount allowed to be recovered under the Joint Petition may not be deferred for future rate recovery. In accordance with the Joint Petition, any of the parties to the Joint Petition may elect to void the settlement in the event current rate recovery of non-pension postretirement benefits expense is ultimately disallowed as a result of the Office of Consumer Advocate's appeal to the Supreme Court of Pennsylvania of cases involving other Pennsylvania utilities. In such event, the Company would refund to customers, with interest, any increased base rate amounts collected.

     The Company recovers fuel and gas costs through base rates and various automatic adjustment clauses. The Company's ECA, applicable to retail electric service, is adjusted annually. Pursuant to a PUC proceeding applicable to all Pennsylvania gas utilities, effective March 1, 1996, purchased gas cost rates are adjusted quarterly in lieu of annual filings. Regulatory audits of the operation of the adjustment clauses are conducted to determine if refunds to or recoupments from customers are necessary as a result of over- or under-collections of fuel and gas costs. In addition, the PUC may investigate outages of electric generating units which exceed 120 days or if the annual capacity factor of a unit is less than 50% to determine whether to deny the recovery of replacement power costs.

     The Company's ECA provides for recovery of 100% of the difference between the Company's PUC- jurisdictional costs of fuel, energy interchange and purchased power and the costs billed to customers in base rates. The ECA also incorporates a nuclear performance standard which allows for financial bonuses or penalties depending on whether the Company's system nuclear capacity factor exceeds or falls below a specified range. If the capacity factor is within the range of 60% to 70%, there is no bonus or penalty. If the capacity factor exceeds 70%, then progressive bonuses are allowed. If the capacity factor falls below 60%, then progressive penalties are imposed. The bonuses or penalties are based upon average system replacement energy costs. For the year ended December 31, 1995, the Company's system nuclear capacity factor was 72%, which entitled the Company to a bonus of $2.5 million.

     On March 6, 1996, the Company filed its new ECA to become effective April 1, 1996. The ECA filing proposes a change from a credit value of 5.086 mils per kWh to a credit value of 4.424 mils per kWh, which represents a decrease in annual revenue of $21.7 million. The ECA filing reflects a settlement agreement with the Office of Consumer Advocate, the Office of Small Business Advocate and a group of the Company's industrial customers, which was filed with the ECA, under which recovery of $33.1 million of replacement power costs associated with the shutdown of Salem would be denied for the reconciliation period ended January 31, 1996, offset by an additional $6 million adjustment to the Company's nuclear performance bonus. The approval of the ECA, including the joint settlement agreement, is pending before the PUC.

     On May 31, 1995, the Company filed Purchased Gas Cost (PGC) No. 12 rates for the period December 1, 1995 through November 30, 1996, which reflected a $0.80 per thousand cubic feet (mcf) decrease in natural gas sales rates. On November 13, 1995, the PUC approved the Joint Settlement setting a $0.88 per mcf decrease, effective December 1, 1995, representing a decrease in annual revenue of $48.4 million. Effective March 1, 1996, the first quarterly adjustment of the PGC resulted in an increase of $0.335 per mcf in natural gas sales rates.

     The Company is authorized under a general order of the PUC to add a State Tax Adjustment Surcharge to customers' bills to reflect the cost of increases or decreases in certain state tax rates not recovered in base rates.

     On October 2, 1990, the PUC issued an order initiating an investigation into Demand-Side Management (DSM) by electric utilities. Generally, DSM programs involve utilities providing assistance or incentives to customers to encourage them to conserve energy and reduce peak demand. On December 1, 1993, the PUC issued an order establishing a special DSM cost-recovery mechanism for a five-year period. The PUC order would have permitted surcharge recovery of DSM program costs and allowed utilities to earn an incentive on kWh saved from DSM. The PUC order also would have permitted utilities to defer "lost revenues," with interest, for eventual recovery in the next base rate case. On January 9, 1995, the Commonwealth Court issued a decision in which it upheld the PUC's order related to surcharge recovery of DSM program costs, but reversed the PUC's decision to award DSM incentives through a surcharge. The Commonwealth Court also remanded all issues related to "lost revenue" recovery for further consideration by the PUC. The PUC appealed the decision to the Supreme Court of Pennsylvania which affirmed the Commonwealth Court's decision.

     In addition to the matters discussed above, see "Competition" for a discussion of the PUC's investigation of electric power competition issues.

Construction

     The Company maintains a construction program designed to meet the projected requirements of its customers and to provide service reliability, including the timely replacement of existing facilities. The Company's current construction program includes no new generating facilities. During the five years 1991-95, gross property additions (excluding capital leases) amounted to $2.6 billion and retirements amounted to $272 million, resulting in a net increase of approximately 17% in the Company's gross utility plant. Investment in new plant and equipment in 1995 amounted to $480 million. At December 31, 1995, construction work in progress, excluding nuclear fuel, aggregated $494 million.

     The following table shows the Company's most recent estimates of capital expenditures for plant additions and improvements for 1996 and for 1997-99:

                                                  (Millions of $)
                                                1996          1997-99
     Electric:
          Production ..................        $  158        $  402
          Nuclear fuel ................            67           139
          Transmission and distribution           117           280
          Other electric ..............             2             9
                                               ------        ------
              Total electric ..........           344           830
     Gas ..............................            55           158
     Other ............................           139           254
                                               ------        ------
          Total .......................        $  538        $1,242
                                               ======        ======

     Nuclear fuel requirements exclude the Company's share of the requirements for Peach Bottom and Salem which are provided by an independent fuel company under a capital lease. See note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1995.

Capital Requirements and Financing Activities

     The following table shows the Company's most recent estimates of capital requirements for 1996 and for 1997-99:

                                                            (Millions of $)
                                                         1996         1997-99
     Construction ..............................        $  538        $1,242
     Long-term debt maturities and sinking funds           401           867
                                                        ------        ------
              Total capital requirements .......        $  939        $2,109
                                                        ======        ======

     The Company expects to meet its capital requirements, including long-term debt maturities, for 1996 with internally generated funds and short-term borrowings; however, for 1997-99 the Company expects internally generated funds to more than satisfy its capital requirements including long-term debt maturities. The estimates of capital requirements do not include any amounts for unscheduled refundings of higher-dividend preferred stock or higher-interest debt, which refundings are dependent on future market conditions and internal cash generation.

     The following table shows the Company's financing activities for 1995:

                                                       (Millions of $)
     Term Loan:
         Floating Rate due 1997 ...................        $175
     Trust Receipts, each representing a Company
         Obligated Mandatorily Redeemed
         Preferred Securities of a Partnership (1):
              8.72% ...............................          81
     Pollution Control:
         Floating Rate due 1996 ...................           8
                                                           ----
                                                           $264
                                                           ====

---------------
(1) Issued through PECO Energy Capital, L.P., of which a wholly owned subsidiary of the Company is the general partner.

     The long-term debt and the Trust Receipts (recorded in the financial statements as Company Obligated Mandatorily Redeemed Preferred Securities of a Partnership) issued during 1995 replaced debt and preferred stock carrying higher after-tax rates of interest and dividends. During 1995, the Company utilized cash from operations, proceeds from the sale of its subsidiary Conowingo Power Company and $100 million from the sale of an undivided interest in trade receivables to reduce debt by $401 million.

     Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements in accordance with the prescribed system of accounts. The coverage under the earnings test of the Mortgage for the 12 months ended December 31, 1995 was 4.94 times. Earnings coverages under the Mortgage for the calendar years 1994 and 1993 were 3.48 and 4.20 times, respectively. At December 31, 1995, the most restrictive issuance test of the Mortgage related to available property additions. At December 31, 1995, the Company had at least $1.44 billion of available property additions against which $864 million of mortgage bonds could have been issued. In addition, at December 31, 1995, the Company was entitled to issue approximately $3.5 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

     Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least 1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. Coverage under this earnings test of the Articles for the 12 months ended December 31, 1995 was 2.74 times. Earnings coverage under the Articles for the calendar years 1994 and 1993 was 2.05 and 2.47 times, respectively.

     The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                              1991         1992        1993        1994         1995
Ratio of Earnings to Fixed Charges.....................       2.55         2.43        3.15        2.66        3.49
Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends.........................       2.14         2.06        2.67        2.32        3.18

For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases.

     At December 31, 1995, the Company had a total of $517 million outstanding under unsecured term-loan agreements with banks with maturities extending to 1997. Most of the Company's unsecured debt agreements contain cross-default provisions to the Company's other debt obligations.

     The Company has a $300 million commercial paper program supported by a $400 million revolving credit agreement. At December 31, 1995, there was no commercial paper outstanding. At December 31, 1995, the Company and its subsidiaries had formal and informal lines of credit with banks aggregating $221 million against which there was no short-term debt outstanding. The Company's bank lines are comprised of both committed and uncommitted lines of credit. As of December 31, 1995, the Company had no compensating balance agreements with any bank.


Employee Matters

     The Company and its subsidiaries had 7,217 employees at December 31, 1995. None of the Company's employees are represented by a union. In 1993, in a National Labor Relations Board (NLRB) certified election, a majority of non-management employees voted to continue not to be represented by a union.

     On March 7, 1995, a New Jersey local of the International Brotherhood of Electrical Workers (IBEW) filed two petitions with the NLRB to hold a certification election to determine whether a group of production and maintenance employees from Eddystone and Cromby want the IBEW to represent them. The petitions seek to establish separate bargaining units for 225 employees from Eddystone and 70 employees from Cromby. The petitions cover craft and technical employees, including operators, but exclude office clerical, professional, supervisory and management employees.

     On March 22, 1995, the Utility Workers Union of America, AFL-CIO (UWUA) filed a petition with the NLRB to hold a certification election to determine whether certain production and maintenance employees from Peach Bottom and Limerick want the UWUA to represent them. The petition seeks a bargaining unit of approximately 600 employees composed of all maintenance employees and all control room and alternate control room operators and auxiliary operators, instrumental and control technicians, health physics technicians, chemistry technicians, material handlers and technicians, and rad waste technicians. The petition excludes security guards, clerical and supervisory employees. On March 23, 1995, the NLRB issued an order consolidating for hearing the three petitions. From April through September, the NLRB conducted hearings regarding the appropriateness of the petitioned units and the eligibility issues for those units. The Company has taken the position that the only appropriate bargaining unit is the same system-wide unit that was certified by the NLRB for the 1993 election, and that it will oppose any attempt by outside interests to organize its employees. An NLRB decision is pending.

     On October 2, 1995, ten days after the record in proceedings discussed above were closed, the UWUA filed another petition seeking certification of a bargaining unit consisting of all production and maintenance employees of the Consumer Energy Services Group. The Company unsuccessfully sought to consolidate this petition with the other three petitions. Hearings regarding the latest UWUA petition are scheduled to begin in April 1996.


Environmental Regulations

     Environmental controls at the federal, state, regional and local levels have a substantial impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls. In addition to the matters discussed below, see "Electric Operations -- General" and "Electric Operations -- Limerick Generating Station."

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

Water

     The Company has been informed by PSE&G that PSE&G is implementing the 1994 New Jersey Pollutant Discharge Elimination System permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. In addition, PSE&G is seeking permits and approvals from various agencies needed to fully implement the special conditions of the permit. No assurances can be given as to receipt of any such additional permits or approvals. The estimated capital cost of compliance with the final permit is approximately $100 million, of which the Company's share is 42.59% and is included in the Company's capital requirements for 1996 and 1997-98. PSE&G must apply to renew the Salem permit in March 1999 which renewal application must provide updated demonstrations for review by the New Jersey Department of Environmental Protection and Energy (NJDEPE).

Air

     Air quality regulations promulgated by the PDEP and the City of Philadelphia in accordance with the federal Clean Air Act impose restrictions on emission of particulates, sulfur dioxide (SO2) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by the Company and must be renewed periodically. Under the Clean Air Act Amendments of 1990 (Amendments), new permits will have to be obtained.

     The Amendments establish a comprehensive and complex national program to substantially reduce air pollution over the next decades. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and nitrogen oxides (NOx) from electric power plants. Flue-gas desulfurization systems (scrubbers) have been installed at Conemaugh Units No. 1 and No. 2 to reduce SO2 emissions to meet the 1995 Phase I requirements of the Amendments. The Company's share of the capital costs to construct the scrubbers and make other related improvements at Conemaugh was approximately $78 million. Units No. 1 and No. 2 at Keystone are subject to the Phase II SO2 and NOx limits of the Amendments which must be met by January 1, 2000. The Company and the other Keystone co-owners are evaluating the Phase II compliance options for Keystone, including the purchase of SO2 emission allowances and the installation of scrubbers.

     The Company's service-area, coal-fired generating units at Eddystone and Cromby are equipped with scrubbers and their SO2 emissions meet the SO2 emission rate limits of both Phase I and Phase II of the Amendments. The Company has completed the implementation of measures, including the installation of NOx emissions controls and the imposition of certain operational constraints, to comply with the Reasonably Available Control Technology limitations of the Amendments. The Company's capital expenditures to satisfy these compliance requirements were approximately $19 million. The Company expects that the cost of compliance with anticipated air-quality regulations may be substantially higher due to further limitations on permitted NOx emissions. As a result of its prior investments in scrubbers for Eddystone and Cromby and its investment in nuclear and hydroelectric generating capacity, the Company believes that compliance with the Amendments will have less impact on the Company's electric rates than on the rates of other Pennsylvania utilities which are more dependent on coal-fired generation.

     Many other provisions of the Amendments affect the Company's business. The Amendments establish stringent new control measures for geographical regions which have been determined by the EPA to not meet National Ambient Air Quality Standards; establish limits on the purchase and operation of motor vehicles and require increased use of alternative fuels; establish stringent controls on emissions of toxic air pollutants and provide for possible future designation of some utility emissions as toxic; establish new permit and monitoring requirements for sources of air emissions; and provide for significantly increased enforcement power, and civil and criminal penalties.

Solid and Hazardous Waste

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (collectively CERCLA) authorize the EPA to cause "potentially responsible parties" (PRPs) to conduct (or for the EPA to conduct at the PRPs' expense) remedial action at waste disposal sites that pose a hazard to human health or the environment. Parties contributing hazardous substances to a site or owning or operating a site typically are viewed as jointly and severally liable for conducting or paying for remediation and for reimbursing the government for related costs incurred. PRPs may agree to allocate liability among themselves, or a court may perform that allocation according to equitable factors deemed appropriate. In addition, the Company is subject to the Resource Conservation and Recovery Act (RCRA) which governs treatment, storage and disposal of solid and hazardous wastes.

     By notice issued in November 1986, the EPA notified over 800 entities, including the Company, that they may be PRPs under CERCLA with respect to releases of radioactive and/or toxic substances from the Maxey Flats disposal site, a low-level radioactive waste disposal site near Moorehead, Kentucky, where Company wastes were deposited. Approximately 90 PRPs, including the Company, formed a steering committee and entered into an administrative consent order with the EPA to conduct a remedial investigation and feasibility study (RI/FS), which was substantially revised based on the EPA comments. In September 1991, following public review and comments, the EPA issued a Record of Decision in which it selected a natural stabilization remedy for the Maxey

Flats disposal site. The steering committee has preliminarily estimated that implementing the EPA proposed remedy at the Maxey Flats site would cost $60-$70 million in 1993 dollars. A settlement has been reached among the PRPs, the federal and private PRPs, the Commonwealth of Kentucky and the EPA concerning their respective roles and responsibilities in conducting remedial activities at the site. Under the settlement, the private PRPs will perform the initial remedial work at the site and the Commonwealth of Kentucky will assume responsibility for long-range maintenance and final remediation of the site. The Company estimates that it will be responsible for $600,000 of the remediation costs to be incurred by the private PRPs. On June 5, 1995, a consent decree, which included the terms of the settlement, was filed with the United States District Court for the Eastern District of Kentucky. The United States Department of Justice, following a public comment period, filed a motion with the court for entry of the decree. The PRPs have entered into a contract for the design and implementation of the remedial plan and preliminary work has commenced.

     By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site). Several of the PRPs, including the Company, have formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agree to perform the RI/FS as described in the work plan issued with the Consent Order. The Company's share of the cost of the RI/FS was approximately 30%. On October 14, 1994, the PRPs submitted to the EPA the RI/FS which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. On October 18, 1995, the PRPs submitted comments to the EPA on the proposed plan which identified several inadequacies with the plan, including substantial underestimates of the costs associated with remediation. Until the Record of Decision has been issued by the EPA, the Company cannot estimate its share of the cost to implement the selected remedy.

     By notice issued in September 1985, the EPA notified the Company that it has been identified as a PRP for the costs associated with the cleanup of a site (Berks Associates/Douglasville site) where waste oils generated from Company operations were transported, treated, stored and disposed. In August 1991, the EPA filed suit in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. On September 29, 1992, the Company and 169 other parties were served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRPs with allocated shares of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a de minimis PRP settlement which would require the Company to pay approximately $800,000 in exchange for the EPA agreeing not to sue, take administrative action under CERCLA for recovery of past or future response costs or seek injunctive relief with respect to the site. The Company has notified the EPA that it wishes to participate with other eligible PRPs in the de minimus settlement, and is currently awaiting approval of the settlement.

     In June 1989, a group of PRPs (Metro PRP Group) entered into an Administrative Order on Consent (AOC) with the EPA pursuant to which they agreed to perform certain removal activities at the Metro Container Superfund Site located in Trainer, Pennsylvania. In January 1990, the Metro PRP Group notified the Company that the group considered the Company to be a PRP at the site based on evidence which it believes indicates between 200 and 300 empty Company drums were transported to the site. The Company was invited to participate in the allocation process and was further informed that, unless it agreed to sign the AOC, the Company risked either being named in a cost recovery action brought by the EPA or in a contribution action to be filed by the Metro PRP Group. In response, the Company notified the Metro PRP Group that it would be interested in participating in the allocation process. The Metro PRP Group has proposed a settlement which would involve the Company paying less than $10,000 towards the costs of a removal action estimated to cost approximately $5 million. The Company has requested additional information from the Metro PRP Group.

     In October 1995, the Company, along with over 500 other companies, received a General Notice from the EPA advising that the Company had been identified as having sent hazardous substances to the Spectron/Galaxy Superfund Site and requesting the companies to conduct an RI/FS at the site. The Company had previously been identified as a de minimus PRP and paid $2,100 to settle an earlier phase. Additionally, the Company had participated in a PRP agreement and consent order related to further work at the Spectron site. In conjunction with the EPA's General Notice, the existing PRP group has proposed a settlement which, based on the volume of hazardous substances sent to the Spectron site by the Company, would allow the Company to settle the matter as a de minimus party for less than $10,000.

     In April 1990, the Company received a notice from the NJDEPE which alleges that the Company is potentially liable for certain cleanup costs at the Gloucester Environmental Management Services, Inc. (GEMS) site located in New Jersey because wastes generated by the Company were deposited at the site by a third party. The Company was added as a defendant in a suit commenced by the NJDEPE several years ago, which now names several hundred defendants, and which relates to the GEMS site. The Company has joined a pre-existing group of PRPs which is dealing with the NJDEPE on these matters. Settlement negotiations are ongoing. In February 1995, the Company was named as an additional defendant in a private party class action seeking damages associated with the GEMS site. The Company settled the private party class action for $52,500.

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

     In November 1987, the Company received correspondence from the EPA which indicated that the EPA was investigating the source, extent and nature of the release or threatened release of hazardous substances from the Blosenski Landfill located in West Caln Township, Chester County, Pennsylvania (Blosenski Landfill Superfund Site). The EPA letter requested information on several Blosenski entities and affiliates (Blosenski entities) and also whether any wastes generated by the Company had been transported to, stored, treated or disposed at the Blosenski Landfill Superfund Site. In January 1988, the Company notified the EPA that, after searching its files and records, it was unable to locate or identify any information related to the Blosenski entities or activities conducted at the Blosenski Landfill Superfund Site. Subsequently, on July 8, 1992, the Company was notified by a group of PRPs who had been ordered by the EPA to implement one portion of the four-part remedial plan for the site, that based on information which it believed indicated Company wastes were disposed of at the site, the group considered the Company to be responsible for a share of the cleanup and remediation costs. The PRP group advised the Company that unless it voluntarily joined the existing PRP group, the Company risked being named as a defendant in a contribution lawsuit which had been filed against certain other PRPs in federal court. On August 3, 1992, the PRP group served the Company with a subpoena which required the production of Company documents and records relating to Company operations and waste disposal practices and procedures. In September 1992, the Company informed the PRP group that due to its inability to identify any pertinent records in its own files or confirm the PRP group's allegations, that it did not, at that time, intend to join the Blosenski PRP Group or contribute to the remediation costs. In addition, the Company submitted documentation which responded to some of the subpoena requests and notified the PRP group of its objection to others. On September 7, 1995, the federal court approved a consent decree which required the site owner and approximately 20 PRPs to implement an estimated $13 million remedy at the site and reimburse the federal government and the Commonwealth of Pennsylvania $5 million for past costs and oversight costs related to the cleanup.

     In November 1992, the Company received a subpoena from the non-government parties (party participants) in a consolidated action relating to the Bridgeport Rental and Oil Services (BROS) site which requested information on various haulers who transported hazardous and solid waste materials to the BROS site. Information gathered pursuant to the subpoena indicates that one of the haulers associated with the BROS site picked up and transported waste generated by the Company. Additionally, the party participants possess information which they believe connects the Company to the site. At the invitation of the party participants, the Company along with several others (voluntary participants) is participating in a "voluntary, informal, non-litigated settlement/mediation process." In April 1993, the Company received a Request for Information from the EPA regarding the Company's potential involvement at the BROS site. On May 27, 1993, the Company provided the EPA with the same documents gathered in response to the subpoena served by the party participants. The voluntary participants are presently engaged in negotiations with the party participants.

     On March 3, 1989, the Company received a Notice of Violation from the PDEP for soil contamination at one of the Company's maintenance facilities. The Company suspects that the contamination was caused by leakage of transformer dielectric fluid. The PDEP required the Company to initiate sampling to determine the scope of the contamination. The Company conducted sampling and ground water monitoring and submitted the results to the PDEP on November 18, 1991. The Company has identified the presence of oil and polychlorinated byphenols (PCBs) at the site. On February 19, 1993, the Company submitted to the PDEP a revised remedial clean-up strategy. On March 9, 1993, the PDEP accepted the Company's revised remedial clean-up strategy. The Company is implementing the remedial clean-up strategy accepted by the PDEP, which is expected to cost approximately $2 million over a period of three to five years.

     On November 30, 1995, the Company was added as a third party defendant in an existing suit alleging that the Company is responsible for sending waste to the Cinnaminson Ground Water Contamination Site located in the Township of Cinnaminson in Burlington County, New Jersey. The Company joined with other third party defendants in filing a motion to dismiss the complaint for failure to state a claim. While the parties await a ruling by the court, they will participate in a court-ordered mediation process. The Company is currently unable to estimate the cost of any potential corrective action.

     The Company has been named as a defendant in a Superfund matter involving the Greer Landfill in South Carolina. The Company is currently involved in settlement discussions with the plaintiff. The Company is currently unable to estimate the cost of any potential corrective action.

     The Company has identified 23 sites where former manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have  resulted in actual  site  contamination.  The  Company is  presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. Seven of the sites are currently in the detailed evaluation or remediation stage. At December 31, 1995, the Company had accrued approximately $13 million for investigation and remediation of these manufactured gas plant sites. The Company expects that it will incur additional liabilities with respect to these sites, which cannot be reasonably estimated at this time.

     The Company has also responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to the possible deposit of Company waste materials at various disposal, processing and other sites.

     On June 4, 1993, the Company entered into a Corrective Action Consent Order
(CACO) from the EPA under RCRA. The CACO order requires the Company to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary, for a site located along the Delaware River in Chester, Pennsylvania, which had previously been leased to Chem Clear, Inc. Chem Clear operated an industrial waste water pretreatment facility on the site. In October 1994, the Company entered into an agreement with Clean Harbors, the successor to Chem Clear, pursuant to which the Company will be responsible for approximately 25% of the costs incurred under the CACO and Clean Harbors will be responsible for 75% of the costs. The Company estimates that its share of the costs to comply with the CACO will be approximately $2.5 million. At December 31, 1995, the Company had spent $1.0 million to comply with the CACO. Until completion of the required investigation, the Company is unable to predict the nature and cost of any potential corrective action.

Costs

     At December 31, 1995, the Company had accrued $27 million for various investigation and remediation costs that can be reasonably estimated, including approximately $13 million for investigation and remediation of former manufactured gas plant sites. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

     The Company's budget for capital requirements for 1996 and its most recent estimate of capital requirements for 1997-98 for compliance with environmental requirements total $80 million. This estimate includes the Company's share of the costs to comply with the revised NJDEPE permit for Salem, but does not include any amounts that may be required for its share of scrubbers or other systems at Keystone to comply with the Amendments. In addition, the Company may be required to make significant additional expenditures not presently determinable.


Competition

     Over the last few years, legislative and regulatory initiatives and market forces have laid the foundation for continued development of competition in the electric utility industry. As a result, the electric utility industry is reviewing the potential impacts of a major transition from a traditional rate regulated environment of bundled service based on cost recovery to unbundled services with some combination of a competitive marketplace for some services, principally generation, and modified regulation of other market segments. Increased competition is expected to reduce the margin on certain classes of energy sales and may result in customer and revenue losses. Increased competition may also limit high cost utilities' ability to recover capital investment through rates, resulting in stranded investment and potential writedown of assets. Potential competition has resulted in increased focus on cost cutting and consideration of strategic alternatives, including mergers and restructuring of operations. For additional information concerning competition, see "Competition" in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1995.

     The Energy Act was enacted to promote competition among utility and nonutility generators in the wholesale electric generation market. The Energy Act allows the FERC to order owners of electric transmission systems to provide third parties with transmission access for wholesale power transactions. During 1995, the FERC issued proposed rules which, if adopted, would require that all public utilities have on file with the FERC nondiscriminatory open-access transmission tariffs for network and point-to-point services, including separate rates for ancillary services. The FERC's proposed rules would also provide for recovery of legitimate and verifiable wholesale stranded investment. These proposals further expressed the FERC's strong expectation that state regulatory commissions provide for similar full recovery of legitimate and verifiable stranded investment that could result if state regulatory commissions ordered retail competition and direct access. The Company filed comments in response to the FERC's proposal. The comments, while generally supportive, suggested several adjustments to ensure full stranded investment recovery. An order from the FERC is expected in the first half of 1996.

     The Company also filed a tariff for network and point-to-point services and a market-based rate tariff that would allow the Company to sell wholesale energy at market-based rates outside the PJM control area. These tariffs would be available to wholesale buyers and sellers of electricity, although the Company would continue to make sales within the PJM control area under its existing FERC-approved cost-based tariffs. The market-based tariff described above is not expected to affect the applicability of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to the Company's operations. For additional information concerning SFAS No. 71, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1995.

     During 1995, the Company proposed a plan to enable the PJM companies to offer regional open access to their transmission facilities, to create an independent system operator, to adapt the existing PJM regional wholesale energy market to increased competition and to preserve those elements of power pooling which are still beneficial.

     While the Energy Act encourages competition on a wholesale level, the Energy Act prohibits the FERC from ordering wheeling for sales to retail customers. Currently, a number of states, including Pennsylvania, are assessing the issue of retail competition with varying outcomes. While assessing their positions, many issues must be considered which will require significant deliberation and may result in legal challenges. These issues include the recovery of any resulting stranded investment, the impact of inter-jurisdictional sales and whether such change is enacted by regulatory or legislative action.

     In August  1995,  after  seeking  input  from  Pennsylvania  utilities  and interest groups, the PUC staff issued a report recommending against the implementation of retail electric power competition at this time. The PUC also issued an order inviting further comments and establishing hearings on competition issues with the expectation of submitting a report to the Pennsylvania legislature and the Governor in June 1996. In November 1995, the Company submitted testimony which proposes five major initiatives to reduce the costs of electricity while preserving the reliability and universal service that is essential to Pennsylvania citizens. These initiatives are: 1) improvements in the PJM interconnection to incorporate an independent system operator, provide for wholesale energy exchange based on a market bidding mechanism, provide a regional transmission tariff and expand participation in the wholesale energy market to others, including firms that are not traditional utilities; 2) performance-based regulation which would link utility earnings to performance rather than historic costs; 3) flexible pricing to allow utilities to offer customers a variety of service options tailored to individual requests, and to bring certain rates closer to market levels; 4) accelerated depreciation and other cost mitigation measures that challenge the utilities to reduce possible stranded investment associated with existing generation assets; and 5)
competitive bidding of new generation to ensure that needs are met as efficiently as possible. The Company believes that these proposed initiatives will allow the PUC to improve the efficiency of the electric industry, while continuing to assure the availability of reliable service for all customers at reasonable rates, without significant adverse consequences on the financial condition of the electric utilities.

     The Company believes that retail competition should not be adopted if it represents a mere shifting of costs from one class of customers to another or to shareholders, and that retail competition does not currently provide a net benefit. Regulatory changes permitting retail competition may also create stranded investment if the FERC's position of allowing full recovery of stranded investment as described in its proposal is not adopted. Investments by the Company in assets which would not be recoverable from customers, including its investment in nuclear facilities, may have to be written down, which would have a material adverse effect on the Company's financial condition and results of operations. The Company is not able to predict whether retail competition will be implemented and, if implemented, what impact it would have on the Company's financial condition or results of operations.

     As a result of competitive pressures, the Company has negotiated long-term contracts with many of its larger- volume industrial customers. Although these agreements have resulted in lower revenues from this class of customers, they have permitted the Company to maintain this segment of its customer base.

     The gas industry is also undergoing structural changes in response to FERC policies designed to increase competition in this market. This has included requirements that interstate gas pipelines unbundle their gas sales service from other regulated tariff services, such as transportation and storage. In anticipation of these policies, the Company has modified its gas purchasing arrangements to enable the purchase of gas and transportation at lower costs, and has become more active in the area of gas transportation.

     During 1995, there were an unprecedented number of mergers in the utility industry and this trend is expected to continue. In August 1995, the Company proposed a merger with PP&L Resources, Inc., an electric utility with operations in northeast Pennsylvania. In November, PP&L Resources declined the Company's final offer and the Company withdrew its proposal. The Company will continually evaluate all opportunities to improve its strategic and competitive position but, because of its strong stand-alone position, is not compelled to pursue such opportunities at any cost.


Telecommunications

     To take advantage of emerging opportunities in the telecommunications field, in 1995, the Company created a new strategic business unit, the Telecommunications Group. The business unit has initiated several joint ventures in newly emerging wireless personal communications services businesses and other competitive telecommunications opportunities. The telecommunications field presents the Company with many opportunities to expand its business and generate additional revenues.


PECO Energy Capital Corp. and Related Entities

     PECO Energy Capital Corp., a wholly owned subsidiary, is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (Partnership). The Partnership was created solely for the purpose of issuing preferred securities, representing limited partnership interests, and lending the proceeds thereof to the Company, and entering into similar financing arrangements. Such loans to the Company are evidenced by the Company's subordinated debentures, which are the only assets of the Partnership. The only revenues of the Partnership are interest on the Company's subordinated debentures (Subordinated Debentures). All of the operating expenses of the Partnership are paid by PECO Energy Capital Corp. At December 31, 1995, the Partnership held $308,612,964 aggregate principal amount of the Subordinated Debentures.

     PECO Energy Capital Trust I (Trust) was created in October 1995 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust Receipts), each representing an 8.72% Cumulative Monthly Income Preferred Security, Series B (Series B Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust. On December 19, 1995, the Trust issued 3,124,183 Trust Receipts. At December 31, 1995, the assets of the Trust consisted solely of 3,124,183 Series B Preferred Securities with an aggregate stated liquidation preference of $78,104,575. Distributions were made on the Trust Receipts on December 29, 1995 in the aggregate amount of $1,074,893, or $0.3441 per Trust Receipt. The payment reflects accrued distributions at the rate of 7.96% per annum from November 1, 1995 through December 18, 1995 and at the rate of 8.72% per annum from December 19, 1995 through December 31, 1995. Expenses of the Trust for 1995 were approximately $2.1 million, all of which were paid by PECO Energy Capital Corp. or the Company. The number of holders of record of the Trust Receipts as of March 20, 1996 was 884.

Executive Officers of the Registrant

                                  Age at                                                     Effective Date of Election
Name                           Dec. 31, 1995                Position                             to Present Position

J. F. Paquette, Jr.............     61     Chairman of the Board...............................  April 12, 1995
C. A. McNeill, Jr..............     56     President and Chief Executive Officer...............  April 12, 1995
D. M. Smith....................     62     President-- PECO Nuclear and Chief
                                               Nuclear Officer.................................  February 1, 1996
W. L. Bardeen..................     57     Senior Vice President and Group Executive--
                                               Consumer Energy Services Group..................  March 1, 1994
J. W. Durham...................     58     Senior Vice President and General Counsel...........  October 24, 1988
W. J. Kaschub..................     53     Senior Vice President-- Human Resources.............  June 10, 1991
G. S. King.....................     55     Senior Vice President-- Corporate and
                                               Public Affairs..................................  October 1, 1992
K. G. Lawrence.................     48     Senior Vice President-- Finance and Chief
                                               Financial Officer...............................  March 1, 1994
J. M. Madara, Jr...............     52     Senior Vice President and Group
                                               Executive-- Power Generation Group..............  March 1, 1994
R. J. Patrylo..................     49     Senior Vice President and Group
                                               Executive-- Gas Services Group..................  August 1, 1994
G. R. Rainey...................     46     Senior Vice President-- Nuclear Operations..........  April 1, 1996
A. J. Weigand..................     57     Senior Vice President and Group
                                               Executive-- Bulk Power Enterprises .............  March 1, 1994
J. M. Bauer....................     49     Vice President-- Customer Services..................  April 13, 1994
G. A. Cucchi...................     46     Vice President-- Planning and Performance...........  March 1, 1994
D. B. Fetters..................     44     Vice President-- Station Support....................  September 25, 1995
D. R. Helwig...................     44     Vice President-- Power Delivery.....................  March 1, 1995
T. P. Hill, Jr.................     47     Vice President and Controller.......................  January 1, 1991
K. C. Holland..................     43     Vice President-- Information Systems
                                               and Chief Information Officer...................  March 21, 1994
W. G. MacFarland, IV...........     46     Vice President-- Limerick Generating
                                               Station.........................................  March 1, 1995
J. B. Mitchell.................     47     Vice President-- Finance and Treasurer..............  December 1, 1994
W. E. Powell, Jr...............     59     Vice President-- Support Services...................  January 30, 1995
T. N. Mitchell.................     40     Vice President-- Peach Bottom Atomic
                                               Power Station...................................  April 1, 1996
W. H. Smith, III...............     47     Vice President and Group Executive,
                                               Telecommunications Group........................  September 25, 1995
D. A. Thomas...................     49     Vice President-- Marketing and Sales................  January 30, 1995
N. J. Zausner..................     42     Vice President-- Power Transactions.................  October 11, 1994
K. K. Combs....................     45     Corporate Secretary.................................  November 1, 1994

     The present term of office of each of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual election of Directors (scheduled to be held April 10, 1996).

     Prior to his election to his current position with the Company, Mr. Paquette was Chairman and Chief Executive Officer of the Company.

     Prior to his election to his current position with the Company, Mr. McNeill was President and Chief Operating Officer and Executive Vice President - Nuclear of the Company.

     Prior to his election to his current position with the Company, Mr. Bardeen was Senior Vice President Finance and Chief Financial Officer. Prior to joining the Company in 1992, Mr. Bardeen was Vice President Finance and Controller for Bell Atlantic Corporation.

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

     Prior to his election to his current position with the Company, Mr. D. M. Smith was Senior Vice President - Nuclear Generation Group, Senior Vice President - Nuclear and Vice President - Peach Bottom Atomic Power Station.

     Prior to his election to his current position with the Company, Mr. Weigand was Vice President - Transmission and Distribution Systems.

     Prior to joining the Company in March 1994, Mrs. Holland was Director of Technology Services and Director of Business Services and Operations at SmithKline Beecham, Inc.

     Prior to joining the Company in 1996, Mr. T.N. Mitchell was Team Manager - Institute of Nuclear Power Operations (INPO), Director - Site Engineering at Peach Bottom (on loan from INPO), Department Manager Engineering Support at
INPO, Core Team Member - Nuclear Electric, U.K. (on loan from INPO), and Department Manager - Plant Analysis at INPO.

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

     Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1991:
Ms. Bauer was Operations Manager - Montgomery County Division and Manager - Nuclear Operations; Mr. Cucchi was Director of System Planning and Performance; Mr. Fetters was Director - Nuclear Engineering, Director - Limerick Maintenance and a project manager; Mr. Helwig was Vice President - Limerick Generating Station and Vice President - Nuclear Engineering and Services; Mr. Hill was Controller; Mr. MacFarland was Outage Director - Limerick, Manager - Nuclear Maintenance, Manager - Peach Bottom Installation Division and Senior Project Manager - Limerick Nuclear Engineering; Mr. Mitchell was Director of Financial Operations and Assistant Treasurer; Mr. Rainey was Vice President - Peach Bottom Atomic Power Station, Vice President - Nuclear Services and Plant Manager - Eddystone Generating Station; Mr. W. H. Smith was Vice President - Station Support, Vice President - Planning and Performance, Manager - Corporate Strategy and Performance, General Manager - Human Resources, Director - Organization Change Task Force and Manager - Purchasing; and Ms. Combs was an Assistant General Counsel.

     There are no family relationships among directors or executive officers of the Company.

ITEM 2.   PROPERTIES

     The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

     The following table sets forth the Company's net electric generating capacity by station at December 31, 1995:

                                                                                     Net Generating     Estimated
                                                                                      Capacity (1)      Retirement
                 Station                                  Location                     (Kilowatts)         Year
Nuclear
   Limerick..................................    Limerick Twp., PA..............      2,170,000(2)     2024(3), 2029(3)
   Peach Bottom..............................    Peach Bottom Twp., PA..........        928,000(4)        2013, 2014
   Salem.....................................    Hancock's Bridge, NJ...........        942,000(4)        2016, 2020
Hydro
   Conowingo.................................    Harford Co., MD................        512,000            2014
Pumped Storage
   Muddy Run.................................    Lancaster Co., PA..............        880,000            2014
Fossil (Steam Turbines)
   Cromby  ..................................    Phoenixville, PA...............        345,000             2004
   Delaware..................................    Philadelphia, PA...............        250,000             (5)
   Eddystone.................................    Eddystone, PA..................      1,341,000      2009, 2010, 2011
   Schuylkill................................    Philadelphia, PA...............        166,000             (5)
   Conemaugh.................................    New Florence, PA...............        352,000(4)      2005, 2006
   Keystone..................................    Shelocta, PA...................        357,000(4)      2002, 2003
Fossil (Gas Turbines)
   Chester ..................................    Chester, PA....................         39,000             (5)
   Croydon...................................    Bristol Twp., PA...............        370,000             (5)
   Delaware..................................    Philadelphia, PA...............         60,000             (5)
   Eddystone.................................    Eddystone, PA..................         62,000             (5)
   Falls.....................................    Falls Twp., PA.................         48,000             (5)
   Moser.....................................    Lower Pottsgrove Twp., PA......         48,000             (5)
   Richmond..................................    Philadelphia, PA...............         96,000             (5)
   Schuylkill................................    Philadelphia, PA...............         30,000             (5)
   Southwark.................................    Philadelphia, PA...............         53,000             (5)
   Salem.....................................    Hancock's Bridge, NJ...........         16,000(4)          (5)
Fossil (Internal Combustion)
   Cromby  .................. ...............    Phoenixville, PA...............          2,700             (5)
   Delaware..................................    Philadelphia, PA...............          2,700             (5)
   Schuylkill................................    Philadelphia, PA...............          2,800             (5)
   Keystone..................................    Shelocta, PA...................          2,300(4)         2003
   Conemaugh.................................    New Florence, PA...............          2,300(4)         2006
                                                                                      ---------

       Total....................................................................      9,077,800
                                                                                      =========

---------------
(1)  Summer rating.
(2) Effective January 24, 1996, Limerick Unit No. 1 was rerated to 1,115,000 kilowatts, making the entire station's capacity 2,230,000 kilowatts. This rerate increased the Company's net generating capacity to 9,137,800 kilowatts.
(3) For depreciation accrual purposes only, retirement dates have been reduced by 10 years. See "Rate Matters."
(4)  Company  portion.
(5) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these units beyond 1996.

       The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1995:

     Voltage in Kilovolts (Kv)                Conductor Miles
     Transmission:
         500 Kv ..............                       824
         220 Kv ..............                     1,746
         132 Kv ..............                       656
         66 Kv ...............                       646
         33 Kv and below .....                        37
     Distribution:
         33 Kv and below .....                    48,809

     At December 31, 1995, the Company's principal electric distribution system included 11,770 pole-line miles of overhead lines and 20,673 cable miles of underground cables.

     The Company is in the midst of an ongoing program to implement a 33 Kv distribution system for a large portion of outlying suburban areas. These areas are now primarily served by a combination of 4 Kv distribution circuits, which are being phased out, and direct connections to 33 Kv subtransmission lines, which are being converted to 33 Kv distribution circuits. The new system is designed to improve the Company's ability to meet the growing load requirements of suburban areas, improve system reliability and reduce service interruptions.

     The following table sets forth the Company's gas pipeline miles at December 31, 1995:

                                   Pipeline Miles
     Transmission .....                  28
     Distribution .....               5,458
     Service piping....               4,401
                                      -----
         Total ........               9,887
                                      =====

     The Company has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 mcf and a sendout capacity of 200,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 30,000 mcf/day. In addition, the Company owns 23 natural gas city gate stations (including one temporary station) at various locations throughout its gas service territory.

     The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1995.

     The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $46 million for property losses incurred at any plant insured by the insurance companies (see "ITEM 1. BUSINESS -- Electric Operations -- General"). The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition and results of operations.

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

     On May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court, on behalf of 147 former employees who retired from the Company between January and June 1987. The lawsuit was filed under ERISA and concerned the August 1, 1987 amendment to the SAP. The plaintiffs claimed that the Company concealed or misrepresented the fact that the amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June 1987. In an order dated August 23, 1995, the Eastern District Court awarded the plaintiffs $1.8 million. The Company has filed appeals from the order and has accrued the amount of the award.

     On May 25, 1993, the Company received a letter from attorneys on behalf of a shareholder demanding that the Company's Board of Directors commence legal action against certain Company officers and directors with respect to the Company's credit and collections practices. The basis of the demand was the findings and conclusions contained in the Credit and Collection section of the May 1991 PUC Management Audit Report (Audit Report) prepared by Ernst & Young. At its June 28, 1993 meeting, the Board of Directors appointed a special committee of directors to consider whether such legal action would be in the best interests of the Company and its shareholders. On March 14, 1994, upon the recommendation of the special committee, the Board of Directors approved a resolution refusing the shareholder demand set forth in the May 25, 1993 demand letter, and authorizing and directing officers of the Company to take all steps necessary to terminate the derivative suit discussed below. On August 15, 1995, attorneys on behalf of the shareholders filed a derivative action in the Court of Common Pleas of Philadelphia County (Court of Common Pleas) asserting the same claims against several present and former officers which are asserted in the July 26, 1993 shareholder derivative suit discussed below. On February 20, 1996, the Court of Common Pleas ordered that the suit be consolidated with the July 26, 1993 shareholder derivative suit. Any monetary damages which may be recovered, net of expenses, would be paid to the Company because the lawsuit is brought derivatively by shareholders on behalf of the Company.

     On July 26, 1993, attorneys on behalf of two shareholders filed a shareholder derivative action in the Court of Common Pleas against several of the Company's present and former officers alleging mismanagement, waste of corporate assets and breach of fiduciary duty in connection with the Company's credit and collections practices. The derivative suit is based on the findings and conclusions contained in the Credit and Collections section of the Audit Report. The plaintiffs seek, among other things, an unspecified amount of damages and the awarding to the plaintiffs of the costs and disbursements of the action, including attorneys' fees. A trial date has been set for November 4, 1996. Any monetary damages which may be recovered, net of expenses, would be paid to the Company because the lawsuit is brought derivatively by shareholders on behalf of the Company.

     On March 5, 1996, the Company and Delmarva Power & Light Company (Delmarva) filed an action in the United States District Court for the Eastern District of Pennsylvania against Public Service Enterprise Group

Incorporated and its subsidiary PSE&G (Enterprise Group) concerning the shutdown of Salem; on the same date, Atlantic Electric Company (Atlantic Electric) filed a similar suit against Enterprise Group in New Jersey state court. The suit alleges that Enterprise Group breached the provisions of the Owners Agreement pursuant to which the four companies own Salem and under which Enterprise Group operates Salem. The suit also alleges negligence, gross negligence, reckless, and willful and wanton misconduct. The plaintiffs seek compensation for certain replacement power costs they incurred as a result of the shutdown of Salem and for increased operating and maintenance costs and lost profits. The complaint does not specify any dollar amount of damages.

     During the shutdown of Salem, examinations of the steam generator tubes at Salem Unit No. 1 revealed significant cracking. On February 27, 1996, the Company, PSE&G, Atlantic Electric and Delmarva, the co-owners of Salem, filed an action in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators. The suit alleges that the significant cracking of the steam generator tubes is the result of defects in the design and fabrication of the steam generators and that Westinghouse knew that the steam generators supplied to Salem were defective and that Westinghouse deliberately concealed this from PSE&G. The suit alleges violations of both the federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts (RICO), fraud, negligent misrepresentation and breach of contract. For additional information concerning the cracking of steam generator tubes at Salem, see "ITEM 1. BUSINESS - Electric Operations - Salem Generating Station."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At January 31, 1996, there were 186,754 owners of record of the Company's common stock. The information with respect to the prices of and dividends on the Company's common stock for each quarterly period during 1995 and 1994 is incorporated herein by reference to "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1995.

     The book value of the Company's common stock at December 31, 1995 was $20.40 per share.

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

     The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1995, such capital ($4.53 billion) amounted to about 12 times the liquidating value of the outstanding preferred stock ($292.1 million).

     The Company may not declare dividends on any shares of its capital stock in the event that: (1) the Company exercises its right to extend the interest payment periods on the Company's subordinated debentures (Subordinated Debentures) which were issued to the Partnership; (2) the Company defaults on its guarantee of the payment of distributions on the Cumulative Monthly Income Preferred
Securities of the Partnership; or (3) an event of default occurs under the Indenture under which the Subordinated Debentures are issued.


ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data for each of the last five years for the Company and its subsidiaries is incorporated herein by reference to "Financial Statistics" and "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1995.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this caption is incorporated herein by reference to "Consolidated Financial Statements" and "Financial Statistics" in the Company's Annual Report to Shareholders for the year 1995.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  Identification of Directors.

     The information required for Directors is included in the Proxy Statement of the Company in connection with its 1996 Annual Meeting of Shareholders to be held April 10, 1996, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

     (b)  Identification of Executive Officers.

     The information required for Executive Officers is set forth in "ITEM 1. BUSINESS -- Executive Officers of the Registrant" of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1996 Annual Meeting of
Shareholders to be held April 10, 1996, under the heading "Executive Compensation Disclosure" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1996 Annual Meeting of Shareholders to be held April 10, 1996, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1996 Annual Meeting of Shareholders to be held April 10, 1996, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedule

                                                                                                 Reference (Page)
                                                                                          Form 10-K        Annual Report
                             Index                                                      Annual Report     to Shareholders
Data incorporated  by reference from the Annual Report to  Shareholders  for the year 1995:
     Report of Independent Accountants.............................................          --                  19
     Consolidated Statements of Income for the years ended
       December 31, 1995, 1994 and 1993............................................          --                  20
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993............................................          --                  21
     Consolidated Balance Sheets as of December 31, 1995 and 1994..................          --                  22
     Consolidated Statements of Changes in Common Shareholders'
       Equity and Preferred Stock for the years ended
       December 31, 1995, 1994 and 1993............................................          --                  24
     Notes to Consolidated Financial Statements....................................          --                  25
Data submitted herewith:
     Report of Independent Accountants.............................................          34                  --
     Schedule II--    Valuation and Qualifying Accounts for the years
                      ended December 31, 1995, 1994 and 1993.......................          35                  --


     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' report listed in the above index and the information referred to in Items 1, 2, 5, 6, 7 and 8, all of which is included in the Company's Annual Report to Shareholders for the year 1995 and incorporated by reference into this Form 10-K Annual Report, the Annual Report to Shareholders for the year 1995 is not to be deemed "filed" as part of this Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
PECO Energy Company:

     Our report on the consolidated financial statements of PECO Energy Company has been incorporated by reference in this Form 10-K from page 19 of the 1995 Annual Report to Shareholders of PECO Energy Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 2, 1996

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)

              Column A                        Column B           Column C-Additions         Column D       Column E

                                                                            Charged to
                                             Balance at     Charged to         Other                      Balance at
                                            Beginning of     Costs and       Accounts      Deductions       End of
             Description                       Period        Expenses        -Describe    -Describe(1)      Period


                                        FOR THE YEAR ENDED DECEMBER 31, 1995

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $16,500         $39,043       $  --           $34,683         $20,860
                                              -------         -------       --------        -------         -------
         TOTAL..........................      $16,500         $39,043       $  --           $34,683         $20,860
                                              =======         =======       ========        =======         =======



                                        FOR THE YEAR ENDED DECEMBER 31, 1994

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $15,086         $44,186       $  --           $42,772         $16,500
                                              -------         -------       --------        -------         -------
         TOTAL..........................      $15,086         $44,186       $  --           $42,772         $16,500
                                              =======         =======       ========        =======         =======


                                        FOR THE YEAR ENDED DECEMBER 31, 1993

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $17,916         $40,758       $  --           $43,588         $15,086
                                              -------         -------       --------        -------         -------
         TOTAL..........................      $17,916         $40,758       $  --           $43,588         $15,086
                                              =======         =======       ========        =======         =======

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

                  Dated as of                        File Reference                            Exhibit No.
                  April 15, 1988                       Form 8-K dated April 11, 1988             4(e)-69
                  October 1, 1989                      Form 8-K dated October 6, 1989            4(e)-72
                  October 1, 1989                      Form 8-K dated October 18, 1989           4(e)-73
                  April 1, 1991                        1991 Form 10-K                            4(e)-76
                  December 1, 1991                     1991 Form 10-K                            4(e)-77
                  January 15, 1992                     Form 8-K dated January 27, 1992           4(e)-78
                  April 1, 1992                        March 31, 1992 Form 10-Q                  4(e)-79
                  April 1, 1992                        March 31, 1992 Form 10-Q                  4(e)-80
                  June 1, 1992                         June 30, 1992 Form 10-Q                   4(e)-81
                  June 1, 1992                         June 30, 1992 Form 10-Q                   4(e)-82
                  July 15, 1992                        June 30, 1992 Form 10-Q                   4(e)-83
                  September 1, 1992                    1992 Form 10-K                            4(e)-84
                  September 1, 1992                    1992 Form 10-K                            4(e)-85
                  March 1, 1993                        1992 Form 10-K                            4(e)-86
                  March 1, 1993                        1992 Form 10-K                            4(e)-87
                  May 1, 1993                          March 31, 1993 Form 10-Q                  4(e)-88
                  May 1, 1993                          March 31, 1993 Form 10-Q                  4(e)-89
                  May 1, 1993                          March 31, 1993 Form 10-Q                  4(e)-90
                  August 15, 1993                      Form 8-A dated August 19, 1993            4(e)-91
                  August 15, 1993                      Form 8-A dated August 19, 1993            4(e)-92
                  August 15, 1993                      Form 8-A dated August 19, 1993            4(e)-93
                  November 1, 1993                     Form 8-A dated October 27, 1993           4(e)-94
                  November 1, 1993                     Form 8-A dated October 27, 1993           4(e)-95
                  May 1, 1995                          Form 8-K dated May 24, 1995               4(e)-96

       4-3 Deposit Agreement with respect to $7.96 Cumulative Preferred Stock (Form 8-K dated October 20, 1992, Exhibit 4-5).

       4-4 PECO Energy Company Dividend Reinvestment and Stock Purchase Plan, as amended January 28, 1994 (Post-Effective Amendment No. 1 to Registration No. 33-43523, Exhibit 28).

       4-5 Indenture, dated as of July 1, 1994, between the Company and Meridian Trust Company, as trustee (1994 Form 10-K, Exhibit 4-5).

       4-6 Deferrable Interest Subordinated Debenture Certificate, Series A (1994 Form 10-K, Exhibit 4-6).

       4-7 First Supplemental Indenture, dated as of December 1, 1995, between the Company and Meridian Trust Company, as trustee, to Indenture dated as of July 1, 1994.

       4-8 Deferrable Interest Subordinated Debenture Certificates, Series B, No. 1 and No. 2.

       4-9 Payment and Guarantee Agreement, dated July 27, 1994, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series A of PECO Energy Capital, L.P. (1994 Form 10-K, Exhibit 4-7).

       4-10 Payment and Guarantee Agreement, dated as of December 19, 1995, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series B of PECO Energy Capital, L.P.

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

       10-4 Deferred Compensation and Supplemental Pension Benefit Plan (1981 Form 10-K, Exhibit 10-16).*

       10-5   Forms of Agreement between the Company and certain officers.

       10-6 PECO Energy Company Long-Term Incentive Plan (Registration No. 333-451, Exhibit 99).*

       10-7 Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated July 25, 1994 (1994 Form 10-K, Exhibit 10-7).

       10-8 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P.

       10-9 Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P.

       10-10 Amended and Restated Trust Agreement of PECO Energy Capital Trust I, dated as of December 19, 1995.

       10-11 Agreement between the Company and Delmarva Power & Light Company for the purchase and sale of capacity and energy, dated May 24, 1994 (1994 Form 10-K, Exhibit 10-9).

       12-1   Ratio of Earnings to Fixed Charges.

       12-2   Ratio  of  Earnings  to  Combined   Fixed  Charges  and  Preferred
              Stock Dividends.

       13 Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Financial Statistics, and Operating Statistics of the Annual Report to Shareholders for the year 1995.

       21     Subsidiaries of the Registrant.

       23     Consent of Independent Accountants.

       24     Powers of Attorney.

       27     Financial Data Schedule.

---------------
* Compensatory plans or arrangements in which directors or officers of the Company participate and which are not available to all employees.


Reports on Form 8-K

     During the quarter ended December 31, 1995, the Company filed Current Reports on Form 8-K, dated:

         October 17, 1995 reporting information under "ITEM 5. OTHER EVENTS" relating to the shutdown of Salem Generating Station operated by Public Service Electric and Gas Company.

         October 23, 1995 reporting information under "ITEM 5. OTHER EVENTS" relating to the proposed merger with PP&L Resources, Inc.

         November 1, 1995 reporting information under "ITEM 5. OTHER EVENTS" relating to the proposed merger with PP&L Resources, Inc.

         December 11, 1995 reporting information under "ITEM 5. OTHER EVENTS" relating to the shutdown of Salem Generating Station operated by Public Service Electric and Gas Company.

     Subsequent to December 31, 1995, the Company filed a Current Report on Form 8-K, dated:

         February 23, 1996 reporting information under "ITEM 5. OTHER EVENTS" relating to the cracking of steam generator tubes at Unit No. 1 at Salem Generating Station operated by Public Service Electric and Gas Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 27th day of March 1996.

                                        PECO ENERGY COMPANY

                                        By /s/ C.A. MCNEILL, JR.
                                        ----------------------------------------
                                        C.A. McNeill, Jr.,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                                    Title                                Date

/s/ J. F. PAQUETTE, JR.
------------------------------------    Chairman of the Board and Director      March 27, 1996
    J. F. Paquette, Jr.


/s/ C. A. MCNEILL, JR.
-----------------------------------     President, Chief Executive Officer      March 27, 1996
C. A. McNeill, Jr.                      and Director (Principal Executive
                                        Officer)

/s/ K. G. LAWRENCE
-----------------------------------     Senior Vice President - Finance         March 27, 1996
K. G. Lawrence                          and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)



     This annual report has also been signed below by C. A. McNeill, Jr., Attorney-in-Fact, on behalf of the following Directors on the date indicated:

          SUSAN W. CATHERWOOD                     JOSEPH C. LADD
          M. WALTER D'ALESSIO                     EDITHE J. LEVIT
          RICHARD G. GILMORE                      KINNAIRD R. MCKEE
          RICHARD H. GLANTON                      JOSEPH J. MCLAUGHLIN
          JAMES A. HAGEN                          JOHN M. PALMS
          NELSON G. HARRIS                        RONALD RUBIN
                                  ROBERT SUBIN

By /s/ C. A. MCNEILL, JR.                                        March 27, 1996
-----------------------------------
C. A. McNeill, Jr., Attorney-in-Fact