Form 10-Q
period 1996-03-31
PECO ENERGY CO
filed 1996-05-15
CIK 78100

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C.  20549
	FORM 10-Q


	[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended...March 31, 1996............

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

	Yes    X            No


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

The Company had 222,510,267 shares of common stock outstanding on April 30, 1996.




<page


	PART I. FINANCIAL INFORMATION
	ITEM 1. FINANCIAL STATEMENTS
	PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
	CONDENSED CONSOLIDATED STATEMENTS OF INCOME
	(Unaudited)
	(Millions of Dollars)

								      3 Months Ended
								        March 31,
								-------------------------
						                     	          	1996             1995
								-------- 	--------
OPERATING REVENUES
	Electric						$  973.7  	$  881.4
	Gas							196.8  	177.2
								-------- 	--------
	TOTAL OPERATING REVENUES			1,170.5  	1,058.6
								-------- 	--------
	OPERATING EXPENSES
	Fuel and Energy Interchange		299.5  	200.3
	Other Operating					231.0  	231.6
	Maintenance					85.4  	81.0
	Depreciation					116.7  	111.6
	Income Taxes					103.9  	98.0
	Other Taxes					80.7  	79.4
								-------- 	--------
	TOTAL OPERATING EXPENSES			917.2  	801.9
								-------- 	--------
	OPERATING INCOME				253.3  	256.7
								-------- 	--------
	OTHER INCOME AND DEDUCTIONS
	Allowance for Other Funds Used
		During Construction			3.0  	     4.3
	Income Taxes					0.6  	(1.3)
	Other, Net						(3.0)	1.7
								-------- 	--------
	TOTAL OTHER INCOME AND DEDUCTIONS		0.6  	4.7
								-------- 	--------
	INCOME BEFORE INTEREST CHARGES		253.9  	261.4
								-------- 	--------
	INTEREST CHARGES
	Long-Term Debt					88.7  	99.1
	Company Obligated Mandatorily Redeemable
		Preferred Securities of a Partnership,
		Which Holds Solely Subordinated
		Debentures of the Company		6.7  	5.0
	Short-Term Debt					10.9  	9.5
								-------- 	--------
	TOTAL INTEREST CHARGES			106.3  	113.6
	Allowance for Borrowed Funds
		Used During Construction		(2.7)	(4.2)
								-------- 	--------
	NET INTEREST CHARGES				103.6  	109.4
								-------- 	--------
	NET INCOME						150.3  	152.0
	Preferred Stock Dividends			4.5  	6.1
								-------- 	--------
	EARNINGS APPLICABLE TO COMMON STOCK		$145.8  	$145.9
								======== 	========
	AVERAGE SHARES OF COMMON STOCK
		OUTSTANDING (Millions)		222.4  	221.7
	EARNINGS PER AVERAGE COMMON
		SHARE (Dollars)			$0.65  	$0.66
	DIVIDENDS PER COMMON SHARE (Dollars)		$0.435 	$0.405



See Notes to Condensed Consolidated Financial Statements.

                                 PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
	                                  CONDENSED CONSOLIDATED BALANCE SHEETS
	                                          (Millions of Dollars)


			          March 31,    December 31,
			 1996 		   1995
		              (UNAUDITED)
		              -----------      ----------
	ASSETS
	UTILITY PLANT
	Plant at Original Cost		$14,759.3  	$14,696.0
	Less Accumulated Provision for Depreciation			4,740.8  	 4,623.7
				----------	----------
					10,018.5  		10,072.3
	Nuclear Fuel, Net				178.2  	191.1
	Construction Work in Progress				487.6  	494.2
	Leased Property, Net						176.0  	180.4
					---------- 	----------
						10,860.3     	10,938.0
					----------	----------
	CURRENT ASSETS
	Cash and Temporary Cash Investments						71.5  	20.6
	Accounts Receivable, Net
	  Customer						66.3  	75.2
	  Other				73.6  	72.0
	Inventories, at Average Cost
	  Fossil Fuel				74.4  	78.3
	  Materials and Supplies				119.1  	123.4
	Deferred Energy Costs				64.0  	55.9
	Other				191.9  	60.8
					----------	----------
					660.8  	486.2
					----------	----------

	DEFERRED DEBITS AND OTHER ASSETS
	Recoverable Deferred Income Taxes				2,057.4  	2,077.4
	Deferred Limerick Costs				385.0  	390.4
	Deferred Non-Pension Postretirement Benefits Costs			244.4  	248.1
	Investments				378.7  	296.9
	Loss on Reacquired Debt				301.9  	308.6
	Other				187.9  	215.0
					----------	----------
					3,555.3  	3,536.4
					----------	----------
	TOTAL			$15,076.4  	$14,960.6
				========== 	==========




(continued on next page)

                             PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
	                                  CONDENSED CONSOLIDATED BALANCE SHEETS
	                                          (Millions of Dollars)
(Continued)



			          March 31,    December 31,
			 1996 		   1995
		              (UNAUDITED)
		              -----------      ----------
	CAPITALIZATION AND LIABILITIES
	CAPITALIZATION
	Common Shareholders' Equity
	  Common Stock (No Par)			$3,516.8  	$3,506.3
	  Other Paid-In Capital				1.3  	1.3
	  Retained Earnings				1,067.4  	1,023.7
	Preferred and Preference Stock
	  Without Mandatory Redemption				199.4  	199.4
	  With Mandatory Redemption				92.7  	92.7
	Company Obligated Mandatorily Redeemable Preferred Securities of a
	  Partnership, Which Holds Solely Subordinated Debentures of the Company		302.3  	302.3
	Long-Term Debt				4,199.0  	4,198.3
					----------	----------
					 9,378.9  	9,324.0
					----------	----------
	CURRENT LIABILITIES
	Notes Payable, Bank		    		174.9  	    ---

	Long-Term Debt Due Within One Year				250.6  	401.0
	Capital Lease Obligations Due Within One Year				60.3  	60.3
	Accounts Payable				240.1  	299.7
	Taxes Accrued				140.9  	107.6
	Deferred Income Taxes				20.8  	17.1
	Interest Accrued				91.5  	88.0
	Dividends Payable				31.0  	20.7
	Other				109.5  	82.8
					----------	----------
					1,119.6  	1,077.2
					----------	----------
	DEFERRED CREDITS AND OTHER LIABILITIES
	Capital Lease Obligations				115.7  	120.1
	Deferred Income Taxes				3,329.5  	3,312.6
	Unamortized Investment Tax Credits				347.9  	351.6
	Pension Obligation for Early Retirement Plans				216.3  	216.3
	Non-Pension Postretirement Benefits Obligation				335.0  	326.3
	Other				233.5  	232.5
					----------	----------
					4,577.9  	4,559.4
					----------	----------
	COMMITMENTS AND CONTINGENCIES (Note 7)
					----------	----------
	TOTAL			$15,076.4  	$14,960.6
					==========	==========



                         See Notes to Condensed Consolidated Financial Statements.


                                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
	                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	                                                (Unaudited)
	                                          (Millions of Dollars)
				                3 Months Ended
				                   March 31,
				----------------------------
			   	        1996  	        1995
				    	        -------- 	     --------
	CASH FLOWS FROM OPERATING ACTIVITIES

	NET INCOME			$150.3 	$152.0
	Adjustments to Reconcile Net Income to Net Cash
	  Provided by Operating Activities:
	Depreciation and Amortization			133.7	127.6
	Deferred Income Taxes			39.5	32.3
	Deferred Energy Costs			(8.1) 	(10.6)
	Changes in Working Capital:
	 Accounts Receivable			7.3 	22.9
	 Inventories			8.2 	11.5
	 Accounts Payable			(59.6) 	(98.1)
	 Other Current Assets and Liabilities			(67.6)	(1.3)
	Other Items Affecting Operations			53.4  	5.9
				-------- 	--------
	NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES			257.1  	242.2
				-------- 	--------


	CASH FLOWS FROM INVESTING ACTIVITIES

	Investment in Plant			(69.1)	(124.2)
	Increase in Investments			(81.8)	(6.0)
				-------- 	--------
	NET CASH FLOWS USED BY INVESTING ACTIVITIES			(150.9)	(130.2)
				-------- 	--------


	CASH FLOWS FROM FINANCING ACTIVITIES

	Change in Short-Term Debt			174.9 	(11.5)
	Issuance of Common Stock		 	10.5 	4.2
	Issuance of Long-Term Debt			34.0  	 --
	Retirement of Long-Term Debt			(184.4)	(9.8)
	Loss on Reacquired Debt			6.7  	6.7
	Dividends on Preferred and Common Stock			(104.3)	(95.8)
	Change in Dividends Payable			10.3  	13.0
	Other Items Affecting Financing			(3.0) 	0.6
				-------- 	--------
	NET CASH FLOWS USED BY FINANCING ACTIVITIES			(55.3)	(92.6)
				-------- 	--------
	INCREASE IN CASH AND CASH EQUIVALENTS			50.9  	19.4
				-------- 	--------
	CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD			20.6  	47.0
				-------- 	--------
	CASH AND CASH EQUIVALENTS AT END OF PERIOD			$71.5  	$66.4
				======== 	========



See Notes to Condensed Consolidated Financial Statements.



<PAGE


	PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
	NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

	The accompanying condensed consolidated financial statements are unaudited, but include all adjustments that PECO Energy
Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature, except for a one-time adjustment of $19 million to Fuel and Energy Interchange Expense on the Company's Income Statement for the three months ended March 31, 1996 to reflect a billing credit from a non-utility generator. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form
10-K).

2.	SHUTDOWN OF SALEM GENERATING STATION (SALEM)
	Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2 which are 42.59% owned by the Company, removed the units from service on May 16, 1995 and June 7, 1995, respectively. Immediately following the shutdown of Unit No. 2, PSE&G informed the Nuclear Regulatory Commission
(NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management
<page


 issues, and NRC agreement that each unit is sufficiently prepared to restart. PSE&G has informed the Company that Salem Unit No. 2 is expected to be out of service until the third quarter of 1996. PSE&G is evaluating several options regarding Unit No. 1. For additional information regarding the shutdown of Salem, see "PART II. OTHER INFORMATION. ITEM 5.
OTHER INFORMATION" of this Quarterly Report on Form 10-Q." The Company estimated $18 million of replacement power costs and $12 million of maintenance costs for the three months ended March 31, 1996, which are reflected as Fuel and Energy Interchange and Maintenance, respectively, in the accompanying Income Statement for the three months ended March 31, 1996. The Company expects to incur and expense approximately $103 million in 1996 for increased costs related to the shutdown.

3.	ADOPTION OF NEW ACCOUNTING STANDARDS
	Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires, among other things, a write-down of assets that are no longer probable of recovery through future revenues. Also, effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based
Compensation." In adopting SFAS No. 123, the Company has continued to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25,
<page


"Accounting For Stock Issued to Employees."  The adoption of
SFAS No. 121 and No. 123 has not affected the Company's financial condition or results of operations.

4.	SALES OF ACCOUNTS RECEIVABLE
	The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $425 million of designated accounts receivable through November 14, 2000. At March 31, 1996, the Company had sold a $425 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At March 31, 1996, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.47%.
	By terms of this agreement, under certain circumstances, a portion of Limerick Generating Station (Limerick) deferred costs may be included in the pool of eligible receivables. At March
31, 1996, $28 million of Deferred Limerick Costs were included in the pool of eligible receivables.

5.	SUBSEQUENT FINANCING
	On April 23, 1996, the Company entered into an $87.5 million term loan agreement with a bank, the proceeds of which will be used to repay borrowings under an existing $525 million revolving credit and term loan agreement.
<page


6.	DECLARATORY ACCOUNTING ORDER
	On February 22, 1996, the Pennsylvania Public Utility Commission (PUC) approved the Company's petition for a declaratory accounting order to become effective October 1, 1996 regarding changes in the estimated depreciable lives of certain of the Company's electric plant. As a result of this order, depreciation and amortization on assets associated with Limerick will increase by approximately $100 million per year while depreciation and amortization on other Company assets will decrease by approximately $10 million per year, for a net increase of approximately $90 million per year. See note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1995.

7.	COMMITMENTS AND CONTINGENCIES
	The Price-Anderson Act sets the limit of liability for claims that could arise from an incident involving any licensed nuclear facility in the nation at approximately $8.9 billion. This limit is subject to change by Congress to reflect the effects of inflation and changes in the number of licensed reactors. All utilities with nuclear generating units, including the Company, have obtained coverage for these potential claims through a combination of private insurances of $200 million and mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $79 million per reactor per incident, payable at
<page


no more than $10 million per reactor per incident per year. In addition, Congress could impose revenue raising measures on the nuclear industry to pay claims.
	The Company also maintains coverage in the amount of its $2.75 billion proportionate share for property insurance for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required to maintain to provide for decommissioning the facility. The Company is unable to predict the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $46 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses, if not recovered through the ratemaking process, could have a material adverse effect on the Company's financial condition or results of operations.
	The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the
<page


event of a major accidental outage at a nuclear station. The Company's maximum share of any assessment is $14 million per year.
	*          *          *          *
	As disclosed in note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1995, the Company's share of the current estimated cost for decommissioning nuclear generating stations, based on site-specific studies approved for ratemaking purposes by the PUC, is $643 million expressed in 1990 dollars to be collected over the life of each generating unit. Under current rates, the Company collects and expenses approximately $20 million annually from customers for decommissioning the Company's ownership portion of its nuclear units. At March 31, 1996, the Company held $238 million in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs. The most recent estimate of the Company's share of the cost to decommission its nuclear units is approximately $1.2 billion in 1995 dollars. The Company will ultimately seek to recover through the ratemaking process increased decommissioning costs, although such recovery is not assured. In February 1996, the Financial Accounting Standards Board (FASB) issued an Exposure Draft entitled "Accounting for Certain Liabilities Related to Closure or Removal of Long-Lived Assets," which proposes, among other things, changes in the recognition, measurement and classification of decommissioning
<page


costs for nuclear generating stations. The proposed statement, if adopted, would be effective for years beginning after December 15, 1996. The Company is reviewing the Exposure Draft to determine the effect on its financial condition and results of operations. If current electric utility industry accounting practices for decommissioning are changed, annual provisions for decommissioning could be recorded as a liability rather than as accumulated depreciation with recognition of an increase in the cost of a related asset. The FASB is expected to issue a final pronouncement by the end of 1996.
	*          *          *          *
	The Company's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. Additionally, under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company and of property contaminated by hazardous substances generated by the Company. The Company owns or leases a number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. The Company is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future. The Company has identified 23 sites where former manufactured gas plant activities may have
<page


resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. Seven of the sites are currently in the detailed evaluation or remediation stage. As of March 31, 1996, the
Company had accrued $26 million for environmental investigation and remediation costs that currently can be reasonably estimated. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable through rates or from third parties.
	*          *          *          *
	The Company is involved in various other litigation matters, the ultimate outcomes of which, while uncertain, are not expected to have a material adverse effect on the Company's financial condition or results of operations.
	*          *          *          *
<page


	ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
	The Company's construction program is currently estimated to require expenditures of approximately $538 million for 1996 and
$1.6 billion for 1997 to 2000, all of which are expected to be funded from internal sources. The Company's construction program is subject to periodic review and revision to reflect changes in economic conditions, revised load forecasts and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.
	*          *          *          *
	See note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS," for a discussion of commitments and contingencies relating to environmental matters.
	*          *          *          *
	The Company's future financial condition or results of operations may be affected by increased competition among utilities and non-utility generators in the power generation market and regulatory changes designed to encourage such competition. Due to the Company's substantial investment in plant, particularly Limerick Generating Station (Limerick), any regulatory changes which do not provide for recovery of the Company's investment could result in a substantial write-down of
<page


assets. To date, the Company's electric business, particularly sales to large industrial customers and sales to other utilities, has been affected by increased competition. For additional information concerning competition, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K) and "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" of this Quarterly Report on Form 10-Q. The Company has responded to increased competition for larger-volume industrial customers through the use of interruptible rates and long-term contracts with cost-based rates.
			*          *          *          *
	On February 22, 1996, the PUC approved the Company's petition for a declaratory accounting order to become effective October 1, 1996 regarding changes in the estimated depreciable lives of certain of the Company's electric plant. As a result of the order, depreciation and amortization on assets associated with Limerick will increase by approximately $100 million per year while depreciation and amortization on other Company assets will decrease by approximately $10 million per year, for a net increase of approximately $90 million per year. To the extent that offsetting benefits from the Company's Competitive Breakthrough Strategy are not achieved, the Company's future results of operations will be negatively impacted. See note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 and note 6 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under
<page


"PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."
			*          *          *          *
	As a result of the shutdown of Salem Generating Station (Salem), the Company expects to incur in 1996 replacement power and additional operating and maintenance costs of approximately
$103 million. See note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS"
and "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION."
			*          *          *          *
	For the forecast period 1996 through 2000, the Company plans to invest approximately $125 million in joint ventures and other telecommunications opportunities through its new
Telecommunications Group, all of which are expected to be funded through internally generated funds. The Company's telecommunications joint ventures are accounted for under the equity method of accounting.
			*          *          *          *
	For information concerning Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,"
and SFAS No. 123, "Accounting for Stock Based Compensation,"
see note 3 of Notes to Condensed Consolidated Financial
Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."
			*          *          *          *

	During the first quarter of 1996, the Company used internally generated funds and the proceeds from short-term borrowings to reduce long-term debt by $184 million. The Company also issued $34 million of long-term debt, the proceeds of which will be used to refund higher-cost debt.
			*          *          *          *
	At March 31, 1996, the Company and its subsidiaries had $175 million of short-term borrowings outstanding. The Company has formal and informal lines of bank credit aggregating $274 million. At March 31, 1996, the Company and its subsidiaries had $1.5 million of short-term investments.
	*          *          *          *
	The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended March 31, 1996 was 5.07 times compared to 3.42 times for the corresponding period ended March
31, 1995.  The Company's Ratio of Earnings to Combined Fixed
Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended March 31, 1996, was 2.79 times compared to 2.02 times for the corresponding period ended March 31, 1995. For the three months ended March 31, 1996, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and
Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.59 times and 3.33 times, respectively compared to 3.27 times and 3.07 times, respectively, for the corresponding period ended March 31, 1995. See the
<page


Company's 1995 Form 10-K under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.
			*          *          *          *
RESULTS OF OPERATIONS
EARNINGS
	Common stock earnings for the three months ended March 31, 1996 were $0.65 per share compared to $0.66 per share for the corresponding period ended March 31, 1995. The decline in first quarter earnings was due primarily to replacement power and maintenance costs required by the shutdown of Salem. Partially offsetting these expenses were higher revenues due to favorable weather conditions and increased sales to other utilities.
 	*          *          *          *
OPERATING REVENUES
	Electric revenues increased 11% for the three months ended March 31, 1996 compared to the corresponding period ended March
31, 1995 primarily due to higher retail sales resulting from increased sales to other utilities and favorable weather conditions.
 	Gas revenues increased 11% for the three months ended March 31, 1996 compared to the corresponding period ended March 31, 1995 primarily due to increased sales to retail customers from more favorable weather conditions and higher levels of
<page


interruptible sales as transportation customers switched from transportation service to interruptible service.
	*          *          *          *
FUEL AND ENERGY INTERCHANGE EXPENSES
	Fuel and energy interchange expenses increased 50% for the three months ended March 31, 1996 compared to the corresponding period ended March 31, 1995 primarily due to increased purchases for sales to other utilities, replacement power costs required by the shutdown of Salem and higher output needed to meet retail sales demand. These increases were partially offset by a one-time adjustment to reflect a billing credit from a non-utility generator.
	*          *          *          *
OPERATING AND MAINTENANCE EXPENSES
	Operating and maintenance expenses increased 1% for the three months ended March 31, 1996 compared to the corresponding period ended March 31, 1995 primarily due to higher nuclear generating station charges related to the shutdown of Salem and higher customer expenses. The increase was partially offset by slightly lower general and administrative expenditures and other operation and maintenance expenses.
	*          *          *          *
<page


DEPRECIATION
	Depreciation expense increased 5% for the three months ended March 31, 1996 compared to the corresponding period ended March
31, 1995 primarily due to additions to plant in service.
				*          *          *          *
INCOME TAXES
	Income taxes charged to operating expenses increased 6% for the three months ended March 31, 1996 compared to the corresponding period ended March 31, 1995 primarily due to an increase in pre-tax income and reduced accelerated tax depreciation benefits from plant assets which are not subject to normalization for ratemaking.
	*          *          *          *
OTHER TAXES
	Other taxes charged to operating expenses increased by 2% for the three months ended March 31, 1996 compared to the corresponding period ended March 31, 1995 due to increased gross receipts taxes resulting from higher revenue.
	*          *          *          *
OTHER INCOME AND DEDUCTIONS
	Other income and deductions decreased significantly for the three months ended March 31, 1996 compared to the corresponding period ended March 31, 1995 due primarily to a loss recorded in the first quarter of 1996 from start-up activities of the Company's telecommunications joint ventures (accounted for under
<page


the equity method) and a reduction in allowance for funds used during construction.
	*          *          *          *
TOTAL INTEREST CHARGES
	Total interest charges decreased 5% for the three months
ended March 31, 1996 compared to the corresponding period ended
March 31, 1995 primarily due to the Company's ongoing program to reduce and refinance higher-cost, long-term debt, partially
offset by the replacement of preferred stock with Company
Obligated Mandatorily Redeemable Preferred Securities in the
fourth quarter of 1995.
	*          *          *          *
PREFERRED DIVIDENDS
	     Preferred stock dividends decreased 26% for the three months ended March 31, 1996 compared to the corresponding period ended
March 31, 1995 due to the replacement of preferred stock with
Company Obligated Mandatorily Redeemable Preferred Securities in
the fourth quarter of 1995.
	*          *          *          *
<page


		           PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
	As previously reported, two shareholder derivative lawsuits have been filed against several present and former officers of the Company relating to the Company's past credit and collection practices. The two suits have been consolidated. On February
23, 1996, the Company and the defendants filed a petition to terminate the consolidated action on the basis of the March 14, 1994, Board of Directors' resolution refusing the shareholders' demands to commence legal action against the defendants as not being in the best interest of the Company and its shareholders.
	*          *          *          *
     As previously reported in the 1995 Form 10-K, the Company
and the three other co-owners of Salem filed suit in February
1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation (Westinghouse) seeking damages to recover the cost of replacing the steam generators at Salem Units No. 1 and 2. The suit alleges fraud and breach of contract by Westinghouse in the sale, installation and maintenance of the generators. Westinghouse filed an answer and $2.5 million counterclaim on April 30, 1996.
	*          *          *          *
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
	On April 10, 1996, the Company held its 1996 Annual Meeting of Shareholders.
<page


	The following Class III directors of the Company were re-
elected for terms expiring in 1999:
                              Votes For:      	Votes Withheld:
	M. Walter D'Alessio		179,945,256		3,990,183
	James A. Hagen			180,069,083		3,866,356
	Joseph C. Ladd			179,697,910		4,237,529
	Kinnaird R. McKee		179,891,413		4,044,026
	Ronald Rubin			179,983,218		3,952,221
	The incumbent Class I directors, with terms expiring in
1997, are Richard G. Gilmore, Richard H. Glanton, Joseph J.
McLaughlin, Corbin A. McNeill, Jr. and Robert Subin.  The
incumbent Class II directors, with terms expiring in 1998, are
Susan W. Catherwood, Nelson G. Harris, Edithe J. Levit, John M.
Palms and Joseph F. Paquette, Jr.
	Other items voted on by holders of common stock at the
Annual Meeting were as follows:
	(1)	The appointment of the firm of Coopers & Lybrand
L.L.P., independent certified public accountants, as auditors of the Company for 1996, was approved with 181,604,517 common shares (81.6% of common shares outstanding) voting for; 1,002,013 common shares (0.4% of common shares outstanding) voting against; and 1,328,909 common shares (0.6% of common shares outstanding) abstaining;

<page


(2)	A shareholder proposal requiring lawyers deriving
compensation from a law firm providing legal services to the Company not be selected for the slate of endorsed candidates for director, was defeated with 18,732,588 common shares (8.4% of common shares outstanding) voting for; 137,110,242 common shares (61.6% of common shares outstanding) voting against; 5,665,977 common shares (2.5% of common shares outstanding) abstaining; and 22,435,632 common shares (10.1% of common shares outstanding) broker non-votes; and
	(3)	A shareholder proposal for term limits for members
of the Board of Directors which would not exceed six
years was defeated with 11,949,535 common shares (5.4%
of common shares outstanding) voting for; 144,198,213
common shares (64.8% of common shares outstanding)
voting against; 5,352,058 common shares (2.4% of common
shares outstanding) abstaining; and 22,435,632 common
shares (10.1% of common shares outstanding) broker non-
votes.
ITEM 5.	OTHER INFORMATION
	The Company has been informed by PSE&G that, while the inspection of the steam generators at Salem Unit No. 1 is not complete, partial results from eddy current inspections in February 1996 show indications of degradation in a significant number of tubes. PSE&G has removed several tubes for laboratory examination to confirm the results of the inspections. PSE&G has been evaluating several options which include repair of degraded
<page


tubes by sleeving at locations found to contain crack-like indications, replacement of the steam generators with existing unused steam generators from a utility that had previously canceled a new plant or replacement of the steam generators with new steam generators. These evaluations are expected to be completed mid-May 1996. PSE&G estimates that implementation of one or more of these options may enable the return to service of Salem Unit No. 1 by mid-1997.
	The Company has been informed by PSE&G that the preliminary results of the inspection of Salem Unit No. 2 confirm that the condition of the steam generators is well within current repair limits. PSE&G had also removed several tubes from the Salem Unit No. 2 steam generators for laboratory analysis to confirm the results of testing. PSE&G expects that repairs to the Salem Unit No. 2 steam generators will be completed in the second quarter of 1996 and that Unit No. 2 will return to service by the end of August 1996.
	PSE&G had planned to return Salem Unit No. 1 to service in the second quarter of 1996 and Salem Unit No. 2 in the third quarter of 1996. As a result of the extent of the previously discovered degradation in the Salem Unit No. 1 steam generators, PSE&G is focusing its efforts on the return of Salem Unit No. 2 to service by the end of August 1996. PSE&G expects that the additional steam generator inspections and testing on Salem Unit No. 2 will not affect the timing of its restart. The timing of the restart is subject to completion of the requirements of the
<page


restart plan to the satisfaction of PSE&G and the NRC, which encompasses a review and improvement of personnel, process and equipment issues.
	The Company has been informed by PSE&G that the restart plan status is as follows:
Two of the five NRC Confirmatory Action Letter
requirements were recognized as complete by the NRC on
February 13, 1996.  A third item has been addressed by
PSE&G and approval by the NRC is pending;
Comprehensive action plans concerning people and
process issues are approximately 90% complete; and
A detailed Salem Unit No. 2 schedule integrating
equipment maintenance, upgrades and testing has been
developed and work is on schedule.
Based on the above, PSE&G has informed the Company that it is not aware of any constraints which would prevent Salem Unit No. 2 from returning to service by the end of August.
	*          *          *          *
	The Company has been informed by PSE&G that meetings were held with senior NRC officials on May 6th and 7th to discuss performance at PSE&G-operated nuclear units including Salem. The NRC acknowledged fundamental changes in PSE&G's nuclear business unit and that those changes provided an overall positive impression. The NRC said that PSE&G must demonstrate the integrity of station design and licensing basis, a generic issue presently being pursued by the NRC. The NRC staff indicated that
<page


it will continue to closely monitor performance at PSE&G- operated nuclear units including Salem, including emergency preparedness performance and the effectiveness of PSE&G's corrective action program.
*          *          *          *
	As previously reported in the 1995 Form 10-K, on March 6, 1996, the Company filed its new Energy Cost Adjustment clause
(ECA) to become effective April 1, 1996. On March 28, 1996, the PUC adopted a tentative order approving the new ECA. The tentative order is subject to public comment until May 31, 1996. If the tentative order becomes final, the new ECA would result in an increase in annual revenue of $21.7 million.
*          *          *          *
	On April 24, 1996, the FERC issued final rules (Order No.
888) to become effective on July 9, 1996, requiring all public utilities to file non-discriminatory open-access tariffs that offer others the same transmission service they provide to themselves. Transmission services covered by the final rule include network and point-to-point services, as well as ancillary services. The final rules include a pro forma tariff setting minimum terms and conditions of service. Public utilities are required both to offer service to others under the pro forma tariff and to use the pro forma tariff for their own wholesale energy sales and purchases. No later than December 31, 1996, intra-pool transactions for power pools must be under a joint, pool-wide pro forma tariff. The final rules also provide public
<page


utilities with the opportunity to seek full recovery of prudently incurred, legitimate and verifiable wholesale stranded costs resulting from customer use of open-access transmission service to move to another supplier. To be eligible for recovery, stranded costs must be associated with wholesale requirement contracts signed before July 11, 1994. After that date, recovery must be specifically provided for in the contract. The FERC ruled that stranded costs should be recovered from a utility's departing customers. The FERC also stated that if costs are stranded by retail wheeling, utilities should look to the states first to recover those costs. The FERC will become involved only if state regulators lack authority under state law to provide for stranded-cost recovery.
*          *          *          *
	As previously reported in the 1995 Form 10-K, the Company had filed a tariff for network and point-to-point transmission services and for market-based rates outside of the Pennsylvania-New Jersey-Maryland Interconnection Association control area. On March 28, 1996, the FERC approved the tariff, subject to compliance with the final pro forma tariff terms and conditions which have been adopted by the FERC in Order No.888.
*          *          *          *
	As previously reported in the 1995 Form 10-K, on June 5, 1995, a consent decree, which included the terms of a settlement among the potentially responsible parties (PRPs) and the United States Environmental Protection Agency (EPA) regarding the Maxey
<page


Flats disposal site, was filed with the United States District Court for the Eastern District of Kentucky. On April 18, 1996, the court entered the consent decree.
*          *          *          *
	As previously reported in the 1995 Form 10-K, the Company had notified the EPA that it wished to participate with approximately 100 other PRPs with allocated shares of less than 1% (by volume) in a settlement regarding the Berks Associates/Douglassville site. On April 8, 1996, the de minimis PRPs and the EPA entered into a consent decree in which the Company would be required to pay $991,835. As part of the settlement, the EPA has agreed not to sue, take administrative action under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (collectively CERCLA) for recovery of past or future response costs or seek injunctive relief with respect to the site. In addition, the Commonwealth of Pennsylvania has agreed not to sue the settling parties with regard to the Commonwealth's share of liability for past and future response costs at the site. The consent decree is subject to review and approval by the United States District Court for the Eastern District of Pennsylvania.
*          *          *          *
<page



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits:
		12-1 -	Statement regarding computation of ratio of
earnings to fixed charges.
		12-2 -	Statement regarding computation of ratio of
earnings to combined fixed charges and preferred
stock dividends.
		27   -	Financial Data Schedule.
(b)	Reports on Form 8-K (filed during the reporting period):
		Report, dated February 23, 1996, reporting information under "ITEM 5. OTHER EVENTS" relating to Salem
Generating Station.
	Reports on Form 8-K (filed subsequent to the reporting period):
		None.
<page


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


Date:  May 14, 1996
<