Form 10-Q
period 1996-06-30
PECO ENERGY CO
filed 1996-08-14
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended...June 30, 1996............
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from............to.................

          Commission file number................1-1401.................

          .....................PECO Energy Company.....................
             (Exact name of registrant as specified in its charter)

          ..........Pennsylvania.............. 23-0970240..............
         (State or other jurisdiction of      I.R.S. Employer
         incorporation or organization)       Identification No.)

          ....2301 Market Street, Philadelphia, PA........19103........
         (Address of principal executive offices)     (Zip Code)

          ......................(215)841-4000..........................
              (Registrant's telephone number, including area code)

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

     The Company had 222,518,287 shares of common stock outstanding on July 31, 1996.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              (Millions of Dollars)

                                                      3 Months Ended                6 Months Ended
                                                          June 30,                      June 30,
                                                    1996          1995           1996           1995
OPERATING REVENUES
Electric                                        $    915.4    $    887.5    $   1,889.1    $   1,768.9
Gas                                                   74.0          71.1          270.8          248.3
                                                  --------      --------      ---------      ---------
TOTAL OPERATING REVENUES                             989.4         958.6        2,159.9        2,017.2
                                                  --------      --------      ---------      ---------
OPERATING EXPENSES
Fuel and Energy Interchange                          211.3         166.6          510.8          366.9
Other Operating                                      230.5         213.2          461.5          444.8
Maintenance                                           89.7          74.4          175.1          155.4
Depreciation                                         116.4         112.5          233.1          224.1
Income Taxes                                          71.3          85.6          175.2          183.6
Other Taxes                                           74.3          73.7          155.0          153.1
                                                  --------      --------      ---------      ---------
TOTAL OPERATING EXPENSES                             793.5         726.0        1,710.7        1,527.9
                                                  --------      --------      ---------      ---------
OPERATING INCOME                                     195.9         232.6          449.2          489.3
                                                  --------      --------      ---------      ---------
OTHER INCOME AND DEDUCTIONS
Allowance for Other Funds Used
     During Construction                               3.0           3.2            6.0            7.5
Gain on Sale of Subsidiary                             ---          58.7            ---           58.7
Income Taxes                                          (0.4)        (32.6)           0.2          (33.9)
Other, Net                                            (0.2)          0.6           (3.2)           2.3
                                                  --------      --------      ---------      ---------
TOTAL OTHER INCOME AND DEDUCTIONS                      2.4          29.9            3.0           34.6
                                                  --------      --------      ---------      ---------
INCOME BEFORE INTEREST CHARGES                       198.3         262.5          452.2          523.9
                                                  --------      --------      ---------      ---------
INTEREST CHARGES
Long-Term Debt                                        81.4          97.0          170.1          196.1
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership,
     Which Holds Solely Subordinated
     Debentures of the Company                         6.7           5.0           13.4           10.0
Short-Term Debt                                       14.1           9.8           25.0           19.3
                                                  --------      --------      ---------      ---------
TOTAL INTEREST CHARGES                               102.2         111.8          208.5          225.4
Allowance for Borrowed Funds
     Used During Construction                         (2.7)         (2.9)          (5.4)          (7.1)
                                                  --------      --------      ---------      ---------
NET INTEREST CHARGES                                  99.5         108.9          203.1          218.3
                                                  --------      --------      ---------      ---------
NET INCOME                                            98.8         153.6          249.1          305.6
Preferred Stock Dividends                              4.5           6.0            9.0           12.1
                                                  --------      --------      ---------      ---------
EARNINGS APPLICABLE TO COMMON STOCK             $     94.3    $    147.6    $     240.1    $     293.5
                                                  ========      ========      =========      =========

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING (Millions)                          222.5         221.8          222.5          221.7
EARNINGS PER AVERAGE COMMON
     SHARE (Dollars)                            $     0.43   $      0.67   $       1.08   $       1.32

DIVIDENDS PER COMMON SHARE (Dollars)            $    0.435   $     0.405   $       0.87   $       0.81

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                         June 30,     December 31,
                                                           1996          1995
                                                       (UNAUDITED)
ASSETS
UTILITY PLANT
Plant at Original Cost                                 $  14,833.3   $  14,696.0
Less Accumulated Provision for Depreciation                4,844.1       4,623.7
                                                         ---------     ---------
                                                           9,989.2      10,072.3
Nuclear Fuel, Net                                            163.4         191.1
Construction Work in Progress                                505.1         494.2
Leased Property, Net                                         174.2         180.4
                                                         ---------     ---------
                                                          10,831.9      10,938.0
                                                         ---------     ---------
CURRENT ASSETS
Cash and Temporary Cash Investments                           24.6          20.6
Accounts Receivable, Net
  Customer                                                    58.9          75.2
  Other                                                       59.7          72.0
Inventories, at Average Cost
  Fossil Fuel                                                 63.4          78.3
  Materials and Supplies                                     123.2         123.4
Deferred Energy Costs                                         55.5          55.9
Other                                                        179.3          60.8
                                                         ---------     ---------
                                                             564.6         486.2
                                                         ---------     ---------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                          1,995.0       2,077.4
Deferred Limerick Costs                                      379.6         390.4
Deferred Non-Pension Postretirement Benefits Costs           240.8         248.1
Investments                                                  385.5         318.4
Loss on Reacquired Debt                                      295.8         308.6
Other                                                        182.1         193.5
                                                         ---------     ---------
                                                           3,478.8       3,536.4
                                                         ---------     ---------
TOTAL                                                  $  14,875.3   $  14,960.6
                                                         =========     =========

                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (Continued)

                                                                               June 30,     December 31,
                                                                                1996           1995
                                                                             (UNAUDITED)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Shareholders' Equity
  Common Stock (No Par)                                                      $   3,517.0   $   3,506.3
  Other Paid-In Capital                                                              1.3           1.3
  Retained Earnings                                                              1,064.9       1,023.7
Preferred and Preference Stock
  Without Mandatory Redemption                                                     199.4         199.4
  With Mandatory Redemption                                                         92.7          92.7
Company Obligated Mandatorily Redeemable Preferred Securities of a
  Partnership, Which Holds Solely Subordinated Debentures of the Company           302.3         302.3
Long-Term Debt                                                                   4,156.1       4,198.3
                                                                               ---------     ---------
                                                                                 9,333.7       9,324.0
                                                                               ---------     ---------
CURRENT LIABILITIES
Notes Payable, Bank                                                                355.4           ---
Long-Term Debt Due Within One Year                                                  85.6         401.0
Capital Lease Obligations Due Within One Year                                       60.3          60.3
Accounts Payable                                                                   178.9         299.7
Taxes Accrued                                                                       65.8         107.6
Deferred Income Taxes                                                               15.6          17.1
Interest Accrued                                                                    82.8          88.0
Dividends Payable                                                                   30.5          20.7
Other                                                                              103.4          82.8
                                                                               ---------     ---------
                                                                                   978.3       1,077.2
                                                                               ---------     ---------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                          113.9         120.1
Deferred Income Taxes                                                            3,315.0       3,312.6
Unamortized Investment Tax Credits                                                 344.3         351.6
Pension Obligation for Early Retirement Plans                                      216.3         216.3
Non-Pension Postretirement Benefits Obligation                                     343.7         326.3
Other                                                                              230.1         232.5
                                                                               ---------     ---------
                                                                                 4,563.3       4,559.4
                                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 5)
                                                                               ---------     ---------
TOTAL                                                                        $  14,875.3   $  14,960.6
                                                                               =========     =========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                          6 Months Ended
                                                              June 30,
                                                        1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                           $  249.1    $  305.6
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                           270.3       259.4
Deferred Income Taxes                                    81.9        65.7
Gain on Sale of Subsidiary                                ---       (58.7)
Deferred Energy Costs                                     0.4        (6.6)
Changes in Working Capital:
 Accounts Receivable                                     28.6        13.6
 Inventories                                             15.1        (4.7)
 Accounts Payable                                      (120.8)      (99.5)
 Other Current Assets and Liabilities                  (144.9)      (44.5)
Other Items Affecting Operations                         77.4         9.1
                                                       ------      ------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES         457.1       439.4
                                                       ------      ------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                    (187.7)     (223.6)
Proceeds from Sale of Subsidiary                          ---       150.0
Increase in Investments                                 (88.6)      (16.9)
                                                       ------      ------
NET CASH FLOWS USED BY INVESTING ACTIVITIES            (276.3)      (90.5)
                                                       ------      ------


CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                               355.4       (11.5)
Issuance of Common Stock                                 10.7         7.8
Retirement of Preferred Stock                             ---        (0.1)
Issuance of Long-Term Debt                               34.0         ---
Retirement of Long-Term Debt                           (393.4)      (97.3)
Loss on Reacquired Debt                                  12.8        13.5
Dividends on Preferred and Common Stock                (205.6)     (191.7)
Change in Dividends Payable                               9.8        12.7
Other Items Affecting Financing                          (0.5)        0.8
                                                       ------      ------
NET CASH FLOWS USED BY FINANCING ACTIVITIES            (176.8)     (265.8)
                                                       ------      ------
INCREASE IN CASH AND CASH EQUIVALENTS                     4.0        83.1
                                                       ------      ------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         20.6        47.0
                                                       ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   24.6    $  130.1
                                                       ======      ======

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders, which are incorporated by reference in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K).

2.   SHUTDOWN OF SALEM GENERATING STATION (SALEM)

     Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2 which are 42.59% owned by the Company, removed the units from service on May 16, 1995 and June 7, 1995, respectively. Immediately following the shutdown of Unit No. 2, PSE&G informed the Nuclear Regulatory Commission (NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues, and NRC agreement that each unit is sufficiently prepared to restart. PSE&G has informed the Company that Unit No. 2 is not expected to return to service until late in the fourth quarter of 1996. PSE&G estimates the projected restart of Unit No. 1 to be mid-1997. For additional information regarding the shutdown of Salem, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q. For the three and six months ended June 30, 1996, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $20 and $38 million, respectively, of replacement power costs and as Maintenance $19 and $31 million, respectively, of maintenance costs relating to the shutdown of Salem. The Company expects to incur and expense a total of approximately $130 million in 1996 for increased costs related to the shutdown.

3.   SALES OF ACCOUNTS RECEIVABLE

     The Company is party to an agreement with a financial institution under which it can sell on a daily basis and with limited recourse an undivided interest in up to $425 million of designated accounts receivable through November 14, 2000. At June 30, 1996, the Company had sold a $425 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At June 30, 1996, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.37%.
     By terms of this areement, under certain circumstances, a portion of Limerick Generating Station (Limerick) deferred costs may be included in the pool of eligible receivables. At June 30, 1996, $26.3 million of Deferred Limerick Costs were included in the pool of eligible receivables.

4.   DECLARATORY ACCOUNTING ORDER
     On February 22, 1996, the Pennsylvania Public Utility Commission (PUC) approved the Company's petition for a declaratory accounting order regarding changes in the estimated depreciable lives of certain of the Company's electric plant. As a result of this order, effective October 1, 1996, depreciation and amortization on certain assets associated with Limerick will increase by approximately $100 million per year while depreciation and amortization on certain other Company assets will decrease by approximately $10 million per year, for a net increase of approximately $90 million per year. Rates charged to customers will not be affected by the order.

5.   COMMITMENTS AND CONTINGENCIES

     Except as described below, the information regarding the Company's construction expenditures, nuclear insurance, nuclear decommissioning and spent fuel storage, energy purchases, environmental issues, and litigation at June 30, 1996 is substantially the same as described in note 4 of Notes to Consolidated Financial Statements which is incorporated by reference in the Company's 1995 Form 10-K.
     The Company's construction expenditures are estimated to be $538 million for 1996 and $1.6 billion for 1997 to 2000. For the period 1996 to 2000, the Company expects that all of its capital needs will be provided through internally generated funds.

     The Company has been informed by PSE&G that, as a result of reracking the two spent-fuel pools at Salem, the availability of adequate spent-fuel storage capacity is conservatively estimated to be through 2008 for Salem Unit No. 1 and 2012 for Salem Unit No. 2, without affecting operational full-core discharge reserve capability. The current shutdown of Salem is expected to extend these dates further by a few years.
     In addition to the previously identified 23 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination, the Company has discovered evidence indicating that similar MGP activities were conducted at three additional sites. As of June 30, 1996, the Company had accrued $27 million for environmental investigation and remediation costs, including $13 million for MGP investigation and remediation. The Company expects that it will incur additional liabilities with respect to MGP sites, which cannot be reasonably estimated at this time.

                                     * * * *

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's construction program is currently estimated to require expenditures of approximately $538 million for 1996 and $1.6 billion for 1997 to 2000, all of which are expected to be funded from internal sources. The estimated expenditures do not include any amounts for replacement of Unit No. 1 steam generators at Salem Generating Station (Salem). The Company's construction program is subject to periodic review and revision to reflect changes in economic conditions, revised load forecasts and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.

                                     * * * *

     For the period 1996 through 2000, the Company also plans to invest approximately $125 million in joint ventures and other telecommunications opportunities through its Telecommunications Group, all of which are expected to be funded through internally generated funds.

The Company's telecommunications joint ventures are accounted for under the equity method of accounting.

                                     * * * *

     See note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 for a discussion of commitments and contingencies relating to environmental matters and note 5 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART 1. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

                                     * * * *

     The Company's future financial condition or results of operations may be affected by increased competition among utilities and non-utility generators in the power generation market and regulatory changes designed to encourage such competition. Due to the Company's substantial investment in plant, particularly Limerick Generating Station (Limerick), any regulatory changes which do not provide for recovery of the Company's investment could result in a substantial write-down of assets. To date, the Company's electric business, particularly sales to large industrial customers and sales to other utilities, has been affected by increased competition.

For additional information concerning competition, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the Company's Current Report on Form 8-K dated July 3, 1996 and "PART II. OTHER INFORMATION ITEM 5. OTHER INFORMATION" of this Quarterly Report on Form 10-Q.

                                     * * * *

     On February 22, 1996, the Pennsylvania Public Utility Commission (PUC) approved the Company's petition for a declaratory accounting order regarding changes in the estimated depreciable lives of certain of the Company's electric plant. As a result of the order, effective October 1, 1996, depreciation and amortization on certain assets associated with Limerick will increase by approximately $100 million per year while depreciation and amortization on certain other Company assets will decrease by approximately $10 million per year, for a net increase of approximately $90 million per year. Rates charged to customers will not be affected by the order. To the extent that offsetting benefits from the Company's Competitive Breakthrough Strategy are not achieved, the Company's future results of operations may be negatively impacted.

See note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 and note 4 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

                                     * * * *

     As a result of the shutdown of Salem, the Company expects to incur replacement power and additional maintenance costs of approximately $130 million in 1996. See note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS" and "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION."

                                     * * * *

     In April 1996, the Company entered into an $87.5 million term-loan agreement with a bank to repay the remaining borrowings under an existing $525 million revolving credit and term loan agreement.

     On June 3, 1996, the Company redeemed, at a price of $102, all $34 million outstanding, 8-7/8% pollution control bonds due 2034.

The bonds ere redeemed with the proceeds of $34 million of tax-exempt, long-term debt issued in the first quarter of 1996 and cash.

                                     * * * *

     At June 30, 1996, the Company and its subsidiaries had outstanding $355 million of short-term borrowings, including $223 million of commercial paper. The Company has formal and informal lines of bank credit aggregating $275 million. At June 30, 1996, the Company and its subsidiaries had no short-term investments.

                                     * * * *

     The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended June 30, 1996 was 4.72 times compared to 3.71 times for the corresponding period in 1995. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended June 30, 1996, was 2.63 times compared to 2.17 times for the corresponding period in 1995. For the six months ended June 30, 1996, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were

3.20 times and 2.97 times, respectively, compared to 3.46 times and 3.15 times, respectively, for the corresponding period in 1995. See the Company's 1995 Form 10-K under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

                                     * * * *

RESULTS OF OPERATIONS
EARNINGS

     Earnings per average common share for the three and six months ended June 30, 1996 were $0.43 and $1.08 per share, respectively, compared to $0.67 and $1.32 per share for the corresponding periods in 1995. The decline in second quarter earnings for 1996 was primarily due to the one-time gain in June 1995 on the sale of Conowingo Power Company (COPCO), which increased 1995 earnings by $0.12 per share, and replacement power and maintenance costs resulting from the shutdown of Salem, which reduced 1996 earnings by $0.10 per share.
     The decline in earnings for the six months ended June 30, 1996 was primarily due to Salem replacement power and maintenance costs, which reduced

1996 earnings by $0.18 per share, and the June 1995 gain on the sale of COPCO. Also contributing to the decline were costs associated with enhancements to the customer service system and the start-up of a telecommunications joint venture in which the Company has invested, which reduced 1996 earnings by $0.04 per share. These decreases were partially offset by increased revenues due to favorable weather conditions and increased sales to other utilities.

                                     * * * *

OPERATING REVENUES

     Electric revenues increased 3% and 7% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to higher retail sales resulting from favorable weather conditions and from increased sales to other utilities.

     Gas revenues increased 4% and 9% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to increased sales to retail customers from more favorable weather conditions and higher levels of interruptible sales as transportation customers switched from transportation service to interruptible service.

                                     * * * *

FUEL AND ENERGY INTERCHANGE EXPENSES

     Fuel and energy interchange expenses increased 27% and 39% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to increased purchases for sales to other utilities, replacement power costs resulting from the shutdown of Salem and higher output needed to meet sales demand.

                                     * * * *

OPERATING AND MAINTENANCE EXPENSES

     Operating and maintenance expenses increased 11% and 6% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995. The increase for the three months was primarily due to higher nuclear generating station charges resulting from the shutdown of Salem, higher customer service expenses related to process improvements, higher general and administrative expenditures and other operation and maintenance expenses. The increase for the six months was primarily due to higher nuclear generating station charges resulting from the shutdown of Salem and higher customer service expenses related to process improvements. The increase for the six months was partially offset by slightly lower general and administrative expenditures and other operation and maintenance expenses.

                                     * * * *

DEPRECIATION
     Depreciation expense increased 3% and 4% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to additions to plant in service.

                                     * * * *
INCOME TAXES
     Income taxes charged to operating expenses decreased 17% and 5% for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995, respectively, primarily due to a decrease in pre-tax income which was partially offset by reduced accelerated tax depreciation benefits from plant assets which are not subject to normalization for ratemaking.

                                     * * * *

OTHER TAXES

     Other taxes charged to operating expenses increased by 1% for the three and six months ended June 30, 1996, compared to the corresponding periods in 1995 primarily due to increased gross receipts taxes resulting from higher revenue.

                                     * * * *

OTHER INCOME AND DEDUCTIONS

     Other income and deductions decreased significantly for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995 primarily due to the June 1995 gain on the sale of COPCO and a 1996 loss recorded from start-up activities of the Company's telecommunications joint ventures (accounted for under the Equity Method).

                                     * * * *

TOTAL INTEREST CHARGES

     Total interest charges decreased 9% and 8% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to the Company's ongoing program to reduce and refinance higher-cost, long-term debt, partially offset by the replacement of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities in the fourth quarter of 1995 and an increase in short-term borrowings in the second quarter of 1996.

                                     * * * *

PREFERRED DIVIDENDS

     Preferred stock dividends decreased 25% and 26% for the three and six months ended June 30, 1996, respectively, compared to the corresponding periods in 1995 due to the replacement of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities in the fourth quarter of 1995.

                                     * * * *

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported, on February 23, 1996, the Company and the defendants in the consolidated shareholder derivative lawsuits relating to the Company's past credit and collection practices filed a petition to terminate the action. On May 15, 1996, the Court of Common Pleas of Philadelphia County denied the petition. On June 20, 1996, the Company appealed the denial to the Supreme Court of Pennsylvania.

                                     * * * *

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Information regarding the submission of matters to a vote of security holders was presented in the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (March 31, 1996 Form 10-Q).

                                     * * * *

ITEM 5.  OTHER INFORMATION

As previously reported, the Company has been informed by Public Service Electric and Gas Company (PSE&G) that the cost of replacing, including installing, the steam generators of Unit No.

1 at Salem with steam generators from Seabrook Generating Station Unit No. 2 will be approximately $150 to $170 million, of which the Company's share will be approximately $64 to $72 million. In addition, the cost of disposal of the four old steam generators could be as much as $20 million, of which the Company's share will be approximately $9 million. The disposal options include storing them at the Salem site or shipping them to another location.

                                     * * * *

     In addition, the Company has been informed by PSE&G that, given the additional scope of work and the delay of the restart of Salem Unit No. 2, Unit No. 1 restart activities (excluding the steam generator replacement) and various initiatives in progress, it is expected that the Company's share of operation and maintenance expenditures will increase from the original budget to a revised total of $130 million for 1996.

                                     * * * *

     On June 24, 1996, PSE&G and the Company announced the commissioning of a study to investigate competitive alternatives to the current independent nuclear power plant operations of the two companies. The goal of this study is to determine if feasible alternatives exist to permit diversification of financial risks and reduction of costs for both companies in order to increase competitiveness. It is anticipated that the study will be completed during 1996.

                                     * * * *

     In a decision issued July 23, 1996, the United States Court of Appeals for the District of Columbia Circuit found that the Department of Energy (DOE) is obligated to begin accepting spent nuclear fuel for disposal no later than January 31, 1998. The Company cannot predict if or when the DOE will accept nuclear fuel because no repository or other storage facility currently exists or is under construction.

                                     * * * *

     The Company has been informed by PSE&G that, as a result of reracking the two spent-fuel pools at Salem, the availability of adequate spent-fuel storage capacity is conservatively estimated to be through 2008 for Salem Unit No. 1 and 2012 for Salem Unit No. 2, without affecting operational full-core discharge reserve capability. The current shutdown of Salem is expected to extend these dates further by a few years.

                                     * * * *

     Three bills have been introduced in the Pennsylvania General Assembly that would require the PUC to adopt a plan to restructure the electric utility industry and would also require customers and utility company shareholders to share stranded investment costs resulting from such restructuring. The Company cannot predict if any of these bills will be brought before the General Assembly for a vote, or whether any of these bills will be enacted into law.

                                     * * * *

     As previously reported in the March 31, 1996 Form 10-Q, on March 28, 1996, the PUC adopted a tentative order approving a new Energy Cost Adjustment clause, providing for an increase in annual revenue of $21.7 million, to become effective April 1, 1996. On June 21, 1996, the tentative order became final.

                                     * * * *

     On May 31, 1996, the Company filed Purchased Gas Cost (PGC)

No. 13 rates for the period December 1, 1996 through November 30, 1997, which reflected a $0.79 per thousand cubic feet (mcf) increase in natural gas sales rates. On July 15, 1996, a settlement in principle was reached with interested parties to accept the proposed PGC No. 13 rates, subject to updating procedures for more recent gas cost data. The settlement in principle also includes: (1) an off-system sales program under which the net margin from off-system sales will be allocated 75% to PGC customers and 25% to the Company; (2) a futures market incentive program under which the risks and benefits of procuring natural gas on the basis of futures prices, in lieu of monthly spot prices, will be shared between PGC customers and the Company. Both programs are effective from April 1, 1995 and extend through March 31, 1998.

                                     * * * *

     As previously reported in the 1995 Form 10-K and the March 31, 1996 Form 10-Q, on April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued final rules (Order No. 888) that became effective July 9, 1996, requiring all public utilities to file non-discriminatory open-access tariffs that offer others the same transmission service they provide to themselves. On March 28, 1996, the FERC approved the Company's tariff for network and point-to-point transmission services and for market-based rates outside the Pennsylvania-New Jersey-Maryland Interconnection (PJM) control area, subject to compliance with the final pro forma tariff terms and conditions which were adopted by the FERC in Order No. 888. On July 5, 1996, the Company filed with the FERC a revised transmission tariff reflecting the final pro forma terms and conditions.

                                     * * * *

     On July 24, 1996, the PJM member companies other than the Company filed a restructuring plan with the FERC to offer regional open access to their transmission facilities, to create an independent system operator, and to adapt the existing PJM regional wholesale energy market to increased competition. On the same day, the Company announced its opposition to the plan filed by the other PJM companies, stating that it contains transmission pricing and energy market proposals that significantly discourage open, wholesale competition within PJM and violate FERC transmission pricing policies. The Company has developed its own plan for the restructuring of PJM which was filed with the FERC on August 8, 1996.

                                     * * * *

     As previously reported in the Company's 1995 Form 10-K, the Company was added as a defendant in the suit commenced by the New Jersey Department of Environmental Protection and Energy (NJDEPE) which alleged that several hundred defendants, including the Company, were liable for certain cleanup costs associated with the Gloucester Environmental Management Services, Inc. (GEMS) site located in New Jersey. The Company joined a group of defendants which has negotiated a settlement of the suit with the NJDEPE. On July 9, 1996, the Company executed a Consent Decree in which the Company agreed to pay approximately $240,000 in exchange for a release from liability at the GEMS site. The Consent Decree must be approved by the United States District Court for the District of New Jersey.

                                     * * * *

         As reported in the Company's 1995 Form 10-K, the Company has previously identified 23 sites where former manufactured gas plant (MGP) activities conducted in the early to mid-1900s have or may have resulted in actual site contamination. As a result of the Company's continuing investigation of its prior MGP activities, the Company has discovered evidence indicating that similar MGP activities were conducted at three additional sites. For additional information, see note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 and note 5 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART 1. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

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

     27   - Financial Data Schedule.

(b)  Reports on Form 8-K (filed during the reporting period):

     Report, dated May 23, 1996, reporting information under "ITEM 5. OTHER
          EVENTS" relating to Salem Generating Station.

     Reports on Form 8-K (filed subsequent to the reporting period):

     Report, dated July 3, 1996, reporting information under "ITEM 5. OTHER
          EVENTS" relating to a report and recommendation by the Pennsylvania Public Utility Commission.

     Report, dated July 22, 1996, reporting information under "ITEM 5. OTHER
          EVENTS" relating to Salem Generating Station.

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


Date:  August 13, 1996