Form 10-Q
period 1996-09-30
PECO ENERGY CO
filed 1996-11-14
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended...September 30, 1996..........
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                            For the transition period
                       from.........to...................

        Commission file number..................1-1401...................

        .......................PECO Energy Company.......................
             (Exact name of registrant as specified in its charter)

         ..........Pennsylvania................ 23-0970240................
         (State or other jurisdiction of     I.R.S. Employer
         incorporation or organization)      Identification No.)

         ....2301 Market Street, Philadelphia, PA..........19103..........
         (Address of principal executive offices)       (Zip Code)

        ........................(215)841-4000............................
              (Registrant's telephone number, including area code)

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

          The Company had 222,538,087 shares of common stock outstanding on October 31, 1996.

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)

                                                        September 30,  December 31,
                                                           1996           1995
                                                        (Unaudited)
ASSETS
UTILITY PLANT
Plant at Original Cost                                   $14,895.2     $14,696.0
Less Accumulated Provision for Depreciation                4,975.9       4,623.7
                                                         ---------     ---------
                                                           9,919.3      10,072.3
Nuclear Fuel, Net                                            163.7         191.1
Construction Work in Progress                                611.2         494.2
Leased Property, Net                                         189.1         180.4
                                                         ---------     ---------
                                                          10,883.3      10,938.0
                                                         ---------     ---------
CURRENT ASSETS
Cash and Temporary Cash Investments                           60.8          20.6
Accounts Receivable, Net
  Customer                                                    51.2          75.2
  Other                                                       56.2          72.0
Inventories, at Average Cost
  Fossil Fuel                                                 78.4          78.3
  Materials and Supplies                                     118.8         123.4
Deferred Energy Costs                                         78.5          55.9
Other                                                        117.6          60.8
                                                         ---------     ---------
                                                             561.5         486.2
                                                         ---------     ---------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                          1,988.4       2,077.4
Deferred Limerick Costs                                      374.2         390.4
Deferred Non-Pension Postretirement Benefits Costs           237.1         248.1
Investments                                                  409.5         318.4
Loss on Reacquired Debt                                      289.8         308.6
Other                                                        158.1         193.5
                                                         ---------     ---------
                                                           3,457.1       3,536.4
                                                         ---------     ---------
TOTAL                                                    $14,901.9     $14,960.6
                                                         =========     =========


            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                  (Continued)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                              (MILLIONS OF DOLLARS)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements as of September 30, 1996 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report to Shareholders, which are incorporated by reference in the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K).

2.   SHUTDOWN OF SALEM GENERATING STATION (SALEM)

     Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2 which are 42.59% owned by the Company, removed the units from service on May 16, 1995 and June 7, 1995, respectively. Immediately following the shutdown of Unit No. 2, PSE&G informed the Nuclear Regulatory Commission (NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues and NRC agreement that each unit is sufficiently prepared to restart. PSE&G has informed the Company that due to degradation of a significant number of tubes in the Unit No. 1 steam generator, the co-owners will purchase unused steam generators from the unfinished Seabrook Generating Station Unit No. 2 to replace the Salem Unit

No. 1 steam generators. For additional information regarding the Unit No. 1 steam generators, see "PART II. OTHER INFORMATION ITEM 5. OTHER INFORMATION" in this quarterly report on Form 10-Q. In addition, PSE&G indicated that Unit No. 2 is not expected to return to service until early in the first quarter of 1997. PSE&G estimates the projected restart of Unit No. 1 to be mid-1997. For additional information regarding the shutdown of Salem, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q. For the three and nine months ended September 30, 1996, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $27 and $65 million, respectively, of replacement power costs and as Maintenance $14 and $45 million, respectively, of maintenance costs relating to the shutdown of Salem. For the year ended December 31, 1996, the Company expects to incur and expense approximately $170 million for increased costs related to the shutdown, including $15 million of restart-related expenses incurred in 1995 but expensed in 1996. Of these costs, approximately $10 million are expected to be offset by adjustments to deferred fuel resulting from a Pennsylvania Public Utility Commission (PUC) approved settlement of the Company's Energy Cost Adjustment.

3.   SALES OF ACCOUNTS RECEIVABLE

     The Company is party to an agreement with a financial institution under which it sold with limited recourse an undivided interest, adjusted daily, in up to $425 million of designated accounts receivable through November 14, 2000. At September 30, 1996, the Company had sold a $425 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At September 30, 1996, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.42%.

     By terms of this agreement, under certain circumstances, a portion of Limerick Generating Station (Limerick) deferred costs may be included in the pool of eligible receivables. At September 30, 1996, $24.6 million of Deferred Limerick Costs were included in the pool of eligible receivables.

4.   DECLARATORY ACCOUNTING ORDER

     On February 22, 1996, the PUC approved the Company's petition for a declaratory accounting order regarding changes in the estimated depreciable lives of certain of the Company's electric plant. As a result of this order, effective October 1, 1996, depreciation and amortization on certain assets associated with Limerick increased by approximately $100 million per year while depreciation and amortization on certain other Company assets decreased by approximately $10 million per year, for a net increase of approximately $90 million per year. Rates charged to customers are not affected by the order.

5.   COMMITMENTS AND CONTINGENCIES

     Except as described below, the information regarding the Company's construction expenditures, nuclear insurance, nuclear decommissioning and spent fuel storage, energy purchases, environmental issues and litigation at September 30, 1996 is substantially the same as described in note 4 of Notes to Consolidated Financial Statements which is incorporated by reference in the Company's 1995 Form 10-K, the Quarterly Report on Form 10-Q for the period ended March 31, 1996 (March 31, 1996 Form 10-Q)and the Quarterly Report on Form 10-Q for the period ended June 30, 1996 (June 30, 1996 Form 10-Q).

     As previously reported, the Company has identified 26 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. As of September 30, 1996, the Company had accrued $29 million for environmental investigation and remediation costs, including $16 million for MGP investigation and remediation. The Company believes that it could incur additional liabilities with respect to MGP sites, which cannot be reasonably estimated at this time.

                                    * * * *

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     The Company's construction program is currently estimated to require expenditures of approximately $538 million for 1996 and $1.6 billion for 1997 to 2000, all of which are expected to be funded from internal sources. The estimated expenditures do not include the Company's share of the expenditures relating to the replacement of Unit No. 1 steam generators at Salem Generating Station (Salem), currently estimated to be approximately $73 to $81 million. For additional information, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q.

     The Company's construction program is subject to periodic review and revision to reflect changes in economic conditions and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.

                                    * * * *

     For the period 1996 through 2000, the Company also plans to invest approximately $150 million in joint ventures and other telecommunications opportunities through its Telecommunications Group, all of which are expected to be funded through internally generated funds. The Company's telecommunications joint ventures are accounted for under the equity method of accounting.

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

                                    * * * *

     The Company's future financial condition or results of operations may be affected by increased competition among utilities and non-utility generators in the power generation market and regulatory changes designed to encourage such competition. Due to the Company's substantial investment in plant, particularly Limerick Generating Station (Limerick), and regulatory assets, any regulatory changes which do not provide for recovery of these amounts could result in a substantial write-down of assets. For additional information concerning competition, see the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1995 Form 10-K), the Company's Current Report on Form 8-K dated July 3, 1996 and "PART II. OTHER INFORMATION ITEM 5. OTHER INFORMATION" of this Quarterly Report on Form 10-Q.

                                     * * * *

     On February 22, 1996, the Pennsylvania Public Utility Commission (PUC) approved the Company's petition for a declaratory accounting order regarding changes in the estimated depreciable lives of certain of the Company's electric plant. As a result of the order, effective October 1, 1996, depreciation and amortization on certain assets associated with Limerick increased by approximately $100 million per year while depreciation and amortization on certain other Company assets decreased by approximately $10 million per year, for a net increase of approximately $90 million per year. Rates charged to customers are not affected by the order; accordingly, the Company expects results of operations for the remainder of 1996 to be negatively impacted. In addition, to the extent that offsetting benefits from the Company's Competitive Breakthrough Strategy are not achieved in 1997, the Company's future results of operations will also be negatively impacted. See note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1995 and note 4 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

                                     * * * *

     For the year ended December 31, 1996, the Company expects to incur replacement power and additional maintenance costs of approximately $160 million as a result of the Salem shutdown. See note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS" and "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION."

                                     * * * *

     At September 30, 1996, the Company and its subsidiaries had outstanding $282 million of short-term borrowings, including $149 million of commercial paper. The Company has formal and informal lines of bank credit aggregating $275 million. At September 30, 1996, the Company and its subsidiaries had no short-term investments.

                                    * * * *

     The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended September 30, 1996 was 4.47 times compared to 4.76 times for the corresponding period in 1995. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended September 30, 1996, was 2.53 times compared to 2.62 times for the corresponding period in 1995. For the nine months ended September 30, 1996, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.35 times and 3.10 times, respectively, compared to 3.64 times and
3.32 times, respectively, for the corresponding period in 1995. See the Company's 1995 Form 10-K under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

                                     * * * *

RESULTS OF OPERATIONS
EARNINGS

     Earnings per average common share outstanding for the three and nine months ended September 30, 1996 were $0.65 and $1.73 per share, respectively, compared to $0.80 and $2.13 per share for the corresponding periods in 1995. The decrease in 1996 third quarter earnings was primarily due to lower electric revenues from retail sales resulting from cooler weather conditions, partially offset by increased sales to others which together reduced earnings by $0.11 per share. Also contributing to the decrease in earnings were higher expenses including customer expenses of $0.06 per share and Salem outage replacement power and maintenance costs of $0.04 per share. Savings resulting from the Company's ongoing debt and preferred stock refunding and refinancing program increased earnings by $0.03 per share.

     The decrease in earnings for the nine months ended September 30, 1996 was primarily due to higher Salem outage replacement power and maintenance costs which reduced earnings by $0.23 per share, lower electric revenues due to cooler weather conditions compared to last year which reduced earnings by $0.13 per share, the gain on the sale of Conowingo Power Company (COPCO) which increased 1995 earnings by $0.12 per share, and higher customer expenses which reduced earnings by $0.09 per share. These decreases were partially offset by higher revenues due to increased sales to other utilities which benefited earnings by $0.13 per share and savings resulting from the Company's ongoing debt and preferred stock refunding and refinancing program which benefited earnings by $0.07 per share.

                                     * * * *

OPERATING REVENUES

     Electric revenues decreased 2% and increased 4% for the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. The decrease in electric revenues for the three months ended September 30, 1996 was primarily due to lower retail sales resulting from unfavorable weather conditions compared to the prior year, which was partially offset by increased sales to other utilities. The increase in electric revenues for the nine months ended September 30, 1996 was primarily due to increased sales to other utilities, which was partially offset by decreased retail sales due to unfavorable weather conditions compared to the prior year.

     Gas revenues increased 10% and 9% for the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. The increase for the three months ended September 30, 1996 was primarily due to an increase in the number of house heating customers and higher levels of firm sales resulting from customers switching from transportation service to firm service. This increase was partially offset by lower rates. The increase for the nine months ended September 30, 1996 was primarily due to increased sales to retail customers from more favorable weather conditions in the first half of 1996 compared to the prior year and higher levels of firm sales resulting from customers switching from transportation service to firm service.

                                     * * * *

FUEL AND ENERGY INTERCHANGE EXPENSES

     Fuel and energy interchange expenses increased 14% and 30% for the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995 primarily due to interchange purchases needed for increased sales to other utilities. In addition, for the nine months ended September 30, 1996, the increase was due to higher replacement power costs resulting from the shutdown of Salem and a net credit to expense in 1995 from certain energy sales to other utilities.

                                     * * * *

OPERATING AND MAINTENANCE EXPENSES

     Operating and maintenance expenses increased 7% and 6% for the three and nine months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. The increases were primarily due to higher uncollectible charges, higher customer service expenses related to process improvements, higher contractor costs and higher nuclear generating station charges resulting from the shutdown of Salem. These increases were partially offset by lower operating costs at the Company-operated nuclear generating stations and lower administrative and general expenses.

                                     * * * *

DEPRECIATION

     Depreciation expense was substantially unchanged for the three months ended September 30, 1996, and increased 3% for the nine months ended September 30, 1996, compared to the corresponding periods in 1995 primarily due to additions to plant in service.

                                     * * * *

INCOME TAXES

     Income taxes charged to operating expenses decreased 22% and 12% for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995, respectively, primarily due to a decrease in pre-tax income. The decrease was partially offset by reduced tax depreciation benefits from plant assets which are not fully normalized for ratemaking.

                                     * * * *

OTHER TAXES

     Other taxes charged to operating expenses decreased 5% and 1% for the three and nine months ended September 30, 1996, compared to the corresponding periods in 1995 primarily due to decreased gross receipts taxes resulting from lower retail revenue and lower real estate taxes. These decreases were partially offset by increased capital stock and payroll taxes.

                                     * * * *

OTHER INCOME AND DEDUCTIONS

     Other income and deductions was substantially unchanged for the three months ended September 30, 1996, and decreased 90% for the nine months ended September 30, 1996 compared to the corresponding periods in 1995. The decrease for the nine months ended September 30, 1996 is primarily due to the June 1995 gain on the sale of COPCO.

                                     * * * *

TOTAL INTEREST CHARGES

     Total interest charges decreased 8% for the three and nine months ended September 30, 1996, compared to the corresponding periods in 1995 primarily due to the Company's ongoing program to reduce and refinance higher-cost, long-term debt, partially offset by the replacement of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities in the fourth quarter of 1995.

                                     * * * *

PREFERRED DIVIDENDS

     Preferred stock dividends decreased 26% for the three and nine months ended September 30, 1996, compared to the corresponding periods in 1995 due to the replacement of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities in the fourth quarter of 1995.

                                     * * * *

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     As previously reported in the 1995 Form 10-K, the Company filed appeals from the May 13, 1994 United States District Court for the Eastern District of Pennsylvania (Eastern District Court) decision and subsequent August 23, 1995 order which found the Company liable to a class of plaintiffs who made inquiries about early retirement in or about April 1990 and awarded damages to these plaintiffs in the amount of $1.5 million. On October 1, 1996, the United States Circuit Court of Appeals for the Third Circuit (Third Circuit Court of Appeals) reversed the Eastern District Court decision and held for the Company. Plaintiffs have until December 30, 1996 to file an appeal.

                                     * * * *

     As previously reported in the 1995 Form 10-K, the Company filed appeals from the May 13, 1994 Eastern District Court decision and subsequent August 23, 1995 order which found the Company liable to a class of plaintiffs who made inquiries about early retirement in or about June 1987 and awarded damages to these plaintiffs in the amount of $1.8 million. On October 1, 1996, the Third Circuit Court of Appeals reversed the Eastern District Court decision and held for the Company. Plaintiffs have until December 30, 1996 to file an appeal.

                                     * * * *

     As previously reported, the Court of Common Pleas of Philadelphia County (Court of Common Pleas) denied the Company's petition to terminate the consolidated shareholder derivative lawsuits relating to the Company's past credit and collection practices. On June 20, 1996, the Company filed a petition with the Supreme Court of Pennsylvania (Pennsylvania Supreme Court)for extraordinary relief. On October 15, 1996, the Pennsylvania Supreme Court granted the Company's petition and agreed to accept for review the issue of whether the business judgment rule permits the boards of directors of a Pennsylvania corporation to terminate derivative lawsuits brought by minority shareholders. Pending resolution of this issue by the

Pennsylvania Supreme Court, all matters in the lower courts related to the suits are suspended. The Company cannot predict when or how the Supreme Court of Pennsylvania will decide on this issue.

                                     * * * *

ITEM 5.  OTHER INFORMATION

     As previously reported, the Company has been informed by Public Service Electric and Gas Company (PSE&G) that the cost relating to the replacement of the steam generators of Unit No. 1 at Salem with steam generators from Seabrook Generating Station Unit No. 2 will be approximately $170 to $190 million, of which the Company's share will be approximately $73 to $81 million.

     In addition, the Company has been informed by PSE&G that, given the additional scope of work and the delay of the restart of Salem Unit No. 2, Unit No. 1 restart activities (excluding the steam generator replacement) and various initiatives in progress, it is expected that the Company's share of restart-related maintenance expenditures will be approximately $75 million for 1996, including $15 million of restart-related expenses incurred in 1995 but expensed in 1996.

     The latest estimate of the cost of replacement power for the year ended 1996 is $95 million, which includes approximately $5 million per unit per month for the remainder of 1996. Of these costs, approximately $10 million are expected to be offset by adjustments to deferred fuel resulting from a PUC-approved settlement of the Energy Cost Adjustment. Additionally, the Company estimates replacement power costs to be $5 million per unit per month during 1997.

     The Company has been informed by PSE&G that it now expects Salem Unit No. 2 to return to service early in the first quarter of 1997. PSE&G expects Unit No. 1 to return to service by mid-1997.

                                     * * * *

     As previously reported, PSE&G and the Company announced the commissioning of a study to identify and evaluate alternatives to their separate nuclear power plant operations. In particular, the study will evaluate strategies to reduce nuclear operation and maintenance costs for both companies and increase the efficiencies of operations. A preliminary draft of the study indicates opportunities for risk diversification, performance improvement and cost savings. Further review will take place during the fourth quarter of 1996.

                                     * * * *

     On October 28, 1996, the Board of Directors of the Company increased the Company's quarterly common stock dividend 3.4% from $0.435 per share to $0.45 per share. The higher dividend will be payable December 20, 1996 to common stock shareholders of record on November 15, 1996. The new annual common stock dividend will be $1.80 per share.

                                     * * * *

     In a letter dated October 9, 1996, the NRC informed the Company that an enforcement conference would be scheduled to discuss an alleged violation of NRC regulations at Peach Bottom relating to preventative maintenance procedures for several critical station systems and components. This conference is scheduled to be held on November 15, 1996.

     In a letter dated October 10, 1996, the NRC informed the Company that a separate enforcement conference would be scheduled to discuss an alleged violation of NRC regulations at Peach Bottom relating to station modifications associated with emergency diesel generators. This conference is scheduled to be held on December 11, 1996.

     The NRC is expected to make a decision following each of these conferences which potentially could include the imposition of a civil penalty.

                                     * * * *

     As previously reported, in response to a 1990 recommendation by General Electric Company (GE) to all owners of GE Boiling Water Reactors (BWRs) that interim corrective actions be taken for possible cracking in or near the seam welds of BWR core shroud assemblies, the Company initiated a series of visual inspections of the accessible areas of the core shroud seam welds of each of the reactors at Limerick and Peach Bottom Atomic

                                      -18

Power Station (Peach Bottom). Although prior inspections performed during the planned refueling outages for these reactors have revealed crack indications in the seam welds of the core shroud assemblies, the Company concluded and the Nuclear Regulatory Commission (NRC) agreed, in each case, that the extent of cracking identified was minimal and within industry-established guidelines. Peach Bottom Unit No. 2 was reinspected in September 1996, and although additional minor flaw indications were discovered, the Company concluded and the NRC concurred that neither repair nor modification to the core shroud was necessary prior to restarting the reactor.

                                     * * * *

     As previously reported, three bills have been introduced in the Pennsylvania General Assembly that would require the PUC to adopt a plan to restructure the electric utility industry and would also require customers and utility company shareholders to share stranded investment costs resulting from such restructuring. At the direction of the Governor of Pennsylvania, and under the leadership of the Chairman of the PUC, a two-month collaborative effort was undertaken to reach a consensus on legislation to implement retail customer choice of generation supplier in Pennsylvania (Consensus Bill). The collaborative effort included representatives from electric utilities, large industrial customers, consumer advocates, organized labor, legislators, environmental interests, and others (Consensus Group). Some entities, including environmental groups and citizen action groups, have expressed public opposition to the Consensus Bill.

     The Consensus Bill proposes the restructuring of the electric industry in Pennsylvania to provide for the unbundling of electric services and open-retail competition for generation. Retail access pilot programs would begin on April 1, 1997 and direct generation access for all customers would be phased in three steps over a two-year period beginning January 1, 1999. By April 1, 1997, each electric utility would be required to submit to the PUC its restructuring plan, including the utility's "stranded costs" which will result from competition. These stranded costs would include regulatory assets and nuclear decommissioning costs, for which full recovery would be allowed; non-utility generation buyout costs, for which full recovery would be allowed, and other costs, including investment in nuclear plants, spent fuel disposal, long-term purchase power commitments, retirements costs and reorganization costs, for which an opportunity for recovery would be allowed in an amount determined by the PUC as just and reasonable. These costs, after mitigation by the utility, would be recoverable through a "competitive transition charge" approved by the PUC and collected from distribution customers for up to nine years (or for an alternative period determined by the PUC for good cause shown). During that period, the utility would be subject to a rate cap providing that total charges to customers could not exceed rates in place as of the effective date of the bill, subject to certain exceptions. The bill also provides a mechanism for reducing the utility's stranded investment and related capitalization through the issuance of "Transition Bonds." The Transition Bonds would be repaid through the imposition of "intangible transition charges" which would be collected in lieu of competitive transition charges. The maximum maturity of the Transition Bonds would be ten years. The current legislative session ends November 30, 1996 with the new session beginning January 7, 1997. The Company cannot predict whether the Consensus Bill, any of the pending bills, or new bills will be brought before the General Assembly for a vote, or whether any of these bills will be enacted into law.

                                     * * * *

     As previously reported, on April 24, 1996 the Federal Energy Regulatory Commission (FERC) issued a final rule (Order No. 888) that became effective July 9, 1996, which requires all public utilities to file non-discriminatory open-access tariffs that offer others the same wholesale transmission service they provide to themselves. FERC Order No. 888 also requires that power pools file and begin taking service under joint pool-wide open access transmission tariffs by December 31, 1996, which deadline was subsequently extended by the FERC to March 1, 1997 in a subsequent order.

     On July 5, 1996, the Company filed with the FERC a revised transmission tariff reflecting the final pro forma terms and conditions required by Order No. 888.

                                     * * * *

     On November 1, 1996, the Company filed with the FERC certain revisions to its wholesale electric tariffs in compliance with the FERC's requirement, pursuant to FERC Order No. 888, that utilities unbundle their generation and transmission costs for wholesale market transactions. Included among the revisions was a proposal to eliminate the existing cost-based cap on prices charged for power which is purchased by the Company in anticipation of later resale in the wholesale market (so-called "buy-for-resale" transactions) and certain changes regarding the terms of buy-for-resale agreements.

     In an order dated September 20, 1996 relating to the Pennsylvania-New Jersey-Maryland Interconnection Association (PJM) restructuring filings, the FERC commented that neither of the competing restructuring proposals would be evaluated until the FERC addressed the related applications by the PJM-member companies to transfer operational control over their transmission facilities to an Independent System Operator (ISO). On November 13, 1996, the FERC issued an order providing guidance to the PJM members in connection with PJM-pool restructuring. The FERC concluded that neither of the competing proposals, as currently structured, satisfied either the ISO or tariff comparability requirements of Order No. 888. The FERC directed the PJM members to revise and re-file their proposals by December 31, 1996. The Company cannot predict how or when the FERC will act on the PJM restructuring issue.

                                     * * * *

     As previously reported, the Company was named as a third-party defendant in a suit commenced by the New Jersey Department of Environmental Protection and Energy (NJDEPE) for certain clean-up costs at the Gloucester

Environmental Management Services, Inc. (GEMS) site located in New Jersey based on information which suggested that wastes generated by the Company were disposed of at the site by a third party. On July 9, 1996, the Company signed a Consent Decree in which it agreed to pay NJDEPE $238,452 to settle its potential liability at the site.

                                     * * * *

     As previously reported, the Company was named as a third-party defendant in a suit commenced by the NJDEPE for clean-up costs at the Helen Kramer landfill located in New Jersey. The Company, together with a number of other direct and third-party defendants, has agreed to participate in a proposed de minimis settlement which would allow the Company to settle its potential liability at the site for approximately $40,000.

                                     * * * *

     As previously reported, the Company has been identified as a potentially responsible party at the Bridgeport Rental and Oil Services (BROS) Superfund Site in New Jersey and, while not named in the pending litigation regarding clean-up of the site, had been participating in informal settlement negotiations involving the United States Environmental Protection Agency, the direct and third-party defendants and several other parties which have yet to be joined in the suit. On September 25, 1996, the Company agreed to a settlement with the parties which provides that the Company would pay $375,000 to settle its potential liability at the site. Not covered by the settlement were possible natural resource damage and private party claims.

                                     * * * *

     As previously reported, in response to a 1989 Notice of Violation issued by the Pennsylvania Department of Environmental Protection (PDEP) for soil contamination at one of the Company's maintenance facilities, the Company had undertaken a PDEP-approved remedial clean-up plan pursuant to which the Company spent $1.3 million. On September 20, 1996, PDEP notified the Company that it was satisfied that the site had been sufficiently remediated within state guidelines and that no further investigation, monitoring or remediation is necessary at the facility.

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

(b)      Reports on Form 8-K (filed during the reporting period):

          Report, dated July 3, 1996, reporting information under "ITEM 5. OTHER EVENTS" relating to the report and recommendation by the PUC. Report, dated July 22, 1996, reporting information under "ITEM 5. OTHER EVENTS" relating to Salem Generating Station.

          Reports on Form 8-K (filed subsequent to the reporting period):

          None

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


Date:  November 14, 1996