Form 10-Q/A
period 1996-09-30
PECO ENERGY CO
filed 1996-11-15
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A


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
                              (Millions of Dollars)

                                                   3 Months Ended         9 Months Ended
                                                    September 30,          September 30,
                                                 1996         1995       1996        1995
OPERATING REVENUES
  Electric                                     $ 1,069.1    $ 1087.7   $ 2,958.2   $ 2,856.6
  Gas                                               41.1        37.5       311.9       285.8
                                                --------    --------   ---------   ---------
TOTAL OPERATING REVENUES                         1,110.2     1,125.2     3,270.1     3,142.4
                                                --------    --------   ---------   ---------

OPERATING EXPENSES
  Fuel and Energy Interchange                      226.0       198.0       736.8       564.9
  Operation                                        268.6       242.5       730.1       687.3
  Maintenance                                       79.5        73.6       254.6       229.0
  Depreciation                                     113.7       113.5       346.8       337.6
  Income Taxes                                      98.0       126.0       273.2       309.6
  Other Taxes                                       75.8        80.0       230.8       233.1
                                                --------    --------   ---------   ---------

  TOTAL OPERATING EXPENSES                         861.6       833.6     2,572.3     2,361.5
                                                --------    --------   ---------   ---------

OPERATING INCOME                                   248.6       291.6       697.8       780.9
                                                --------    --------   ---------   ---------

OTHER INCOME AND DEDUCTIONS
  Allowance for Other Funds Used
    During Construction                              1.8         3.2         7.8        10.7
  Gain on Sale of Subsidiary                          --          --          --        58.7
  Income Taxes                                       1.8        (0.3)        2.0       (34.2)
  Other, Net                                        (3.2)       (2.5)       (6.4)       (0.2)
                                                --------    --------   ---------   ---------

  TOTAL OTHER INCOME AND DEDUCTIONS                  0.4         0.4         3.4        35.0
                                                --------    --------   ---------   ---------

INCOME BEFORE INTEREST CHARGES                     249.0       292.0       701.2       815.9
                                                --------    --------   ---------   ---------

INTEREST CHARGES
  Long-Term Debt                                    80.6        95.6       250.7       291.7
  Company Obligated Mandatorily Redeemable
    Preferred Securities of a Partnership            6.6         4.9        20.0        14.9
  Other Interest                                    13.9         9.8        38.9        29.1
                                                --------    --------   ---------   ---------

  TOTAL INTEREST CHARGES                           101.1       110.3       309.6       335.7
                                                --------    --------   ---------   ---------
  Allowance for Borrowed Funds
    Used During Construction                        (1.9)       (2.6)       (7.3)       (9.7)
                                                --------    --------   ---------   ---------

  NET INTEREST CHARGES                              99.2       107.7       302.3       326.0

NET INCOME                                         149.8       184.3       398.9       489.9
PREFERRED STOCK DIVIDENDS                            4.5         6.1        13.5        18.2
                                                --------    --------   ---------   ---------

EARNINGS APPLICABLE TO COMMON STOCK             $  145.3    $  178.2   $   385.4   $   471.7
                                                ========    ========   =========   =========

AVERAGE SHARES OF COMMON STOCK
  OUTSTANDING (Millions)                           222.5       221.9       222.5       221.8

EARNINGS PER AVERAGE COMMON
  SHARE (Dollars)                               $   0.65    $   0.80   $    1.73   $    2.13

DIVIDENDS PER COMMON SHARE (Dollars)            $  0.435    $  0.405   $   1.305   $   1.215

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)

                                                         September 30,     December 31,
                                                             1996             1995
                                                         (Unaudited)
ASSETS
UTILITY PLANT
Plant at Original Cost                                    $  14,895.2      $  14,696.0
Less Accumulated Provision for Depreciation                   4,975.9          4,623.7
                                                          -----------      -----------
                                                              9,919.3         10,072.3
Nuclear Fuel, Net                                               163.7            191.1
Construction Work in Progress                                   611.2            494.2
Leased Property, Net                                            189.1            180.4
                                                          -----------      -----------
                                                             10,883.3         10,938.0
                                                          -----------      -----------
CURRENT ASSETS
Cash and Temporary Cash Investments                              60.8             20.6
Accounts Receivable, Net
  Customer                                                       51.2             75.2
  Other                                                          56.2             72.0
Inventories, at Average Cost
  Fossil Fuel                                                    78.4             78.3
  Materials and Supplies                                        118.8            123.4
Deferred Energy Costs                                            78.5             55.9
Other                                                           117.6             60.8
                                                          -----------      -----------
                                                                561.5            486.2
                                                          -----------      -----------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                             1,988.4          2,077.4
Deferred Limerick Costs                                         374.2            390.4
Deferred Non-Pension Postretirement Benefits Costs              237.1            248.1
Investments                                                     409.5            318.4
Loss on Reacquired Debt                                         289.8            308.6
Other                                                           158.1            193.5
                                                          -----------      -----------
                                                              3,457.1          3,536.4
                                                          -----------      -----------
TOTAL                                                     $  14,901.9      $  14,960.6
                                                          ===========      ===========


            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                  (Continued)

                                                   September 30,  December 31,
                                                      1996            1995
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION
Common Shareholders' Equity
  Common Stock (No Par)                            $   3,517.5   $   3,506.3
  Other Paid-In Capital                                    1.3           1.3
  Retained Earnings                                    1,113.4       1,023.7
Preferred and Preference Stock
  Without Mandatory Redemption                           199.4         199.4
  With Mandatory Redemption                               92.7          92.7
Company Obligated Mandatorily Redeemable
  Preferred Securities of a Partnership                  302.2         302.3
Long-Term Debt                                         4,185.8       4,198.3
                                                   -----------   -----------
                                                       9,412.3       9,324.0
                                                   -----------   -----------
CURRENT LIABILITIES
Notes Payable, Bank                                      281.7            --
Long-Term Debt Due Within One Year                        54.2         401.0
Capital Lease Obligations Due Within One Year             60.3          60.3
Accounts Payable                                         179.8         299.7
Taxes Accrued                                            106.5         107.6
Deferred Income Taxes                                     22.6          17.1
Interest Accrued                                          88.9          88.0
Dividends Payable                                         30.3          20.7
Other                                                     85.2          82.8
                                                   -----------   -----------
                                                         909.5       1,077.2
                                                   -----------   -----------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                128.8         120.1
Deferred Income Taxes                                  3,326.5       3,312.6
Unamortized Investment Tax Credits                       340.6         351.6
Pension Obligation for Early Retirement Plans            216.3         216.3
Non-Pension Postretirement Benefits Obligation           332.6         326.3
Other                                                    235.3         232.5
                                                   -----------   -----------
                                                       4,580.1       4,559.4
                                                   -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
TOTAL                                              $  14,901.9   $  14,960.6
                                                   ===========   ===========



            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (Unaudited)
                              (MILLIONS OF DOLLARS)

                                                          9 Months Ended
                                                           September 30,
                                                         1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                           $   398.9  $   489.9
Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities:
Depreciation and Amortization                            404.2      390.1
Deferred Income Taxes                                    106.9      109.0
Gain on Sale of Subsidiary                                  --      (58.7)
Deferred Energy Costs                                    (22.6)     (35.4)
Changes in Working Capital:
 Accounts Receivable                                      39.8      (25.3)
 Inventories                                               4.5      (45.1)
 Accounts Payable                                       (119.9)     (71.9)
 Other Current Assets and Liabilities                    (54.6)      36.3
Other Items Affecting Operations                          87.0       35.1
                                                     ---------  ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES          844.2      824.0
                                                     ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                     (365.6)    (353.2)
Proceeds from Sale of Subsidiary                            --      150.0
Increase in Investments                                  (91.1)     (23.4)
                                                     ---------  ---------
NET CASH FLOWS USED BY INVESTING ACTIVITIES             (456.7)    (226.6)
                                                     ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                281.7      (11.5)
Issuance of Common Stock                                  11.2        8.7
Issuance of Long-Term Debt                                35.6         --
Retirement of Long-Term Debt                            (397.5)    (184.7)
Loss on Reacquired Debt                                   18.8       14.5
Dividends on Preferred and Common Stock                 (306.9)    (287.7)
Change in Dividends Payable                                9.6       12.4
Other Items Affecting Financing                            0.2        2.5
                                                     ---------  ---------
NET CASH FLOWS USED BY FINANCING ACTIVITIES             (347.3)    (445.8)
                                                     ---------  ---------
INCREASE IN CASH AND CASH EQUIVALENTS                     40.2      151.6
                                                     ---------  ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD          20.6       47.0
                                                     ---------  ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                60.8      198.6
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