Form 10-K405
period 1996-12-31
PECO ENERGY CO
filed 1997-03-31
CIK 78100

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      -----------------------------------

                                   FORM 10-K

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to ___________________
                          Commission File Number 1-1401
                      -----------------------------------

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
  (Address of principal executive offices)      (Registrant's telephone number,
                              including area code)
                                      19101
                                   (Zip Code)
                      -----------------------------------


           Securities registered pursuant to Section 12(b) of the Act:
   First and Refunding Mortgage Bonds (Listed on the New York Stock Exchange):

6 1/8% Series due 1997 (*)        7 3/8% Series due 2001      6 1/2% Series due 2003           7 1/8% Series due 2023
5 3/8% Series due 1998            5 5/8% Series due 2001      6 3/8% Series due 2005           7 3/4% Series 2 due 2023
                                                                                               7 1/4% Series due 2024
------------------
(*) Also listed on the Philadelphia Stock Exchange

     Cumulative Preferred Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges):
  $7.96 Series    $4.68 Series    $4.40 Series    $4.30 Series    $3.80 Series

     Common Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges)

     9.00% Cumulative Monthly Income Preferred Securities, Series A, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

     Trust Receipts of PECO Energy Capital Trust I, each representing a 8.72% Cumulative Monthly Income Preferred Security, Series B, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

           Securities registered pursuant to Section 12(g) of the Act:

     Cumulative Preferred Stock -- without par value:
$7.48 Series                        $6.12 Series
                      -----------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $4,941,367,295 at February 28, 1997.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Common Stock -- without par value: 222,542,087 shares outstanding at February 28, 1997.

                      -----------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE (In Part) Annual Report of
              PECO Energy Company to Shareholders for the year 1996 is incorporated in part in Parts I, II and IV hereof, as specified herein.
       Proxy Statement of PECO Energy Company in connection with its 1997
       Annual Meeting of Shareholders is incorporated in part in Part III hereof, as specified herein.

===============================================================================

                                TABLE OF CONTENTS
                                                                       Page No.
PART I
  ITEM 1.  BUSINESS.......................................................... 1
           The Company....................................................... 1
           Deregulation and Rate Matters..................................... 1
            Electric - Retail................................................ 2
            Electric - Wholesale............................................. 5
            Gas.............................................................. 5
           Electric Operations............................................... 6
            General.......................................................... 6
            Limerick Generating Station...................................... 8
            Peach Bottom Atomic Power Station................................10
            Salem Generating Station.........................................10
           Fuel..............................................................12
            Nuclear..........................................................12
            Coal.............................................................14
            Oil..............................................................15
            Natural Gas......................................................15
           Gas Operations....................................................15
           Segment Information...............................................16
           Construction......................................................16
           Capital Requirements and Financing Activities.....................17
           Employee Matters..................................................18
           Environmental Regulations.........................................19
            Water............................................................19
            Air..............................................................19
            Solid and Hazardous Waste........................................20
            Costs............................................................23
           Telecommunications................................................23
           PECO Energy Capital Corp. and Related Entities....................24
           Executive Officers of the Registrant..............................25
  ITEM 2.  PROPERTIES........................................................27
  ITEM 3.  LEGAL PROCEEDINGS.................................................29
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............30
PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS......................................30
  ITEM 6.  SELECTED FINANCIAL DATA...........................................31
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................31
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................31
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................31
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................31
  ITEM 11. EXECUTIVE COMPENSATION............................................32
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................32
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................32
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.........................................................33
           Financial Statements and Financial Statement Schedule.............33
           REPORT OF INDEPENDENT ACCOUNTANTS.................................34
           SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS..................35
           Exhibits..........................................................36
           Reports on Form 8-K...............................................39
  SIGNATURES

                                     PART I
ITEM 1.   BUSINESS

The Company

     PECO Energy Company (Company), incorporated in Pennsylvania in 1929, is an operating utility which provides electric and gas service to the public in southeastern Pennsylvania and buys and sells power in the wholesale generation market throughout North America. The total retail area served by the Company covers 2,107 square miles. Retail electric service is supplied in an area of 1,972 square miles with a population of about 3.6 million, including 1.6 million in the City of Philadelphia. Approximately 94% of the electric service area and 64% of retail kilowatthour (kWh) sales are in the suburbs around Philadelphia, and 6% of the service area and 36% of such sales are in the City of Philadelphia. Natural gas service is supplied in a 1,475-square-mile area of southeastern Pennsylvania adjacent to Philadelphia with a population of 1.9 million.

     The Company is subject to regulation by the Pennsylvania Public Utility Commission (PUC) as to retail electric and gas rates, issuances of securities and certain other aspects of the Company's operations and by the Federal Energy Regulatory Commission (FERC) as to transmission rates. Specific operations of the Company are also subject to the jurisdiction of various other federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC), the United States Environmental Protection Agency
(EPA), the United States Department of Energy (DOE), the Delaware River Basin Commission and the Pennsylvania Department of Environmental Protection (PDEP). The Company's Muddy Run Pumped Storage Project and the Conowingo Hydroelectric Project are subject to the licensing jurisdiction of the FERC. Due to its ownership of subsidiary-company stock, the Company is a holding company as defined by the Public Utility Holding Company Act of 1935 (1935 Act); however, it is predominantly an operating company and, by filing an exemption statement annually, is exempt from all provisions of the 1935 Act, except Section 9(a)(2) relating to the acquisition of securities of a public utility company.

     The electric and gas utility industries are both undergoing fundamental restructurings. In 1996, the FERC issued Order No. 888 providing for competition in wholesale generation by requiring that all public utilities file non-discriminatory open-access transmission tariffs. In December 1996, Pennsylvania Governor Tom Ridge signed into law the Electricity Generation Customer Choice and Competition Act (Competition Act) which provides for the restructuring of the electric utility industry in Pennsylvania, including retail competition for generation beginning in 1999. For additional information, see "Deregulation and Rate Matters."


Deregulation and Rate Matters

     In 1996, approximately 86% of the Company's electric sales revenue and 100% of its gas sales revenue were derived pursuant to rates regulated by the PUC and approximately 13% of the Company's electric sales revenue was derived pursuant to rates regulated by the FERC. The PUC has established through regulatory proceedings the base rates which the Company may charge for electric and gas service in Pennsylvania. In addition, the PUC has regulated various fuel and tax adjustment clauses applicable to customers' bills.

     In  response  to  competitive  pressures,  the  Company  has  continued  to negotiate long-term contracts with many of its large volume industrial customers. Although these agreements have resulted in reduced margins, they have permitted the Company to retain these customers. During 1996, energy sales under long-term contracts were 8% of total electric sales. With the development of the wholesale generation market, the Company has increased both its wholesale power purchases and sales.

     As a result of the adoption of the Competition Act, and deregulation initiatives by FERC, as described below, the Company anticipates the unbundling of electric services into separate generation, transmission and distribution services with open competition for both wholesale and retail generation services. The Company believes that the Competition Act and other regulatory initiatives that provide for competition for generation services will significantly affect the Company's future financial condition and results of operations. Because of the substantial capital costs of its investment in nuclear generation, the Company is a high-cost producer. However, because of the fuel and other economies of nuclear generation, the Company is a relatively low marginal cost producer. At this time the Company cannot predict whether the changes resulting from deregulation of generation services will materially affect the market prices of its publicly traded securities. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1996.

Electric - Retail

     The Competition Act was enacted in December 1996, providing for the restructuring of the electric utility industry in Pennsylvania. The Competition Act requires the unbundling of electric services into separate generation, transmission and distribution services with open retail competition for generation. Electric distribution and transmission services remain regulated by the PUC. The Competition Act requires utilities to submit to the PUC restructuring plans, including their stranded costs which will result from competition. Stranded costs include regulatory assets, nuclear decommissioning costs and long-term purchased power commitments, for which full recovery is allowed, and other costs, including investment in generating plants, spent-fuel disposal, retirement costs and reorganization costs, for which an opportunity for recovery is allowed in an amount determined by the PUC as just and reasonable. These costs, after mitigation by the utility, are to be recovered through the Competitive Transition Charge (CTC) approved by the PUC and collected from distribution customers for up to nine years (or for an alternative period determined by the PUC for good cause shown). During that period, the utility is subject to a rate cap which provides that total charges to customers cannot exceed the rates in place as of December 31, 1996, subject to certain exceptions. To the extent the Company is not ultimately permitted by the PUC to recover its retail electric stranded costs, this amount could result in a charge against earnings and a subsequent reduction in revenues.

     Full electric generation competition will be phased in for one-third of each customer class by January 1, 1999, for an additional one-third by January 1, 2000 and for all remaining customers by January 1, 2001.

     The Competition Act also authorizes the PUC to approve, by adopting a qualified rate order (QRO), the issuance by a utility, a finance subsidiary of a utility or a third party assignee of a utility of Transition Bonds as a mechanism to mitigate stranded investment and reduce customer rates. Under the Competition Act, proceeds of Transition Bonds are required to be used principally to reduce qualified stranded costs and the related capitalization of the utility. The Transition Bonds are repayable from irrevocable Intangible Transition Charges (ITC). The maximum maturity of the Transition Bonds is ten years.

     On January 22, 1997, the Company filed an Application with the PUC for a QRO authorizing the issuance of Transition Bonds to fund $3.6 billion of stranded costs and related transaction and use of proceeds costs. The Company requested expedited review of its Application under the Competition Act, which requires the PUC to complete its review of the Application and issue a final determination within 120 days.

     The Application, which was filed in advance of the Company's required restructuring filing, seeks recovery of $3.6 billion of the Company's estimated $7.1 billion (at December 31, 1998) total stranded costs through the issuance of the Transition Bonds covered by the Application. As a result of an updated market valuation of the Company's generating plant, the Company has reduced its total stranded cost claim from $7.1 to $6.7 billion. The Company's current estimate of total stranded costs includes $3.5 billion of generation assets, $560 million of unfunded and as yet unrecorded decommissioning expenses and $2.6 billion of regulatory assets. Recovery of the portion of the Company's stranded costs not recovered by the Application will be requested by the Company in its restructuring filing, which is presently anticipated to be made on April 1, 1997.

     The Application sets forth the Company's proposal for issuance of the Transition Bonds through an unrelated special purpose entity in order to achieve off-balance sheet treatment of the transaction. In proposed transactions involving other utilities, the Securities and Exchange Commission has indicated that off-balance sheet treatment would not be permitted. The Company cannot predict whether off-balance sheet treatment will be permitted for the issuance of the Transition Bonds. If off-balance sheet treatment is not permitted, the Company proposes that the Transition Bonds be issued through a limited purpose finance subsidiary. The finance subsidiary would acquire from the Company the intangible transition property authorized under the Competition Act which represents the right to recover through the ITC stranded costs and related transaction and use of proceed costs. The finance subsidiary would pledge the intangible transition property and related ITC to secure the Transition Bonds. Thus, amounts received from the ITC would be dedicated exclusively to the payment of the Transition Bonds.

     The Company proposes using the proceeds it receives resulting from the issuance of the Transition Bonds, to pay transaction and use of proceeds costs, currently estimated at $173 million, to settle deferred fuel balances of $240 million and to reduce capitalization by approximately $3.4 billion. The capitalization reduction would be approximately proportionate to the Company's current capitalization. Specific securities to be retired and the manner in which they are to be retired have not been determined and will depend on market conditions at the time of issuance of the Transition Bonds.

     Adoption by the PUC of the requested QRO and issuance of Transition Bonds to fund $3.6 billion of the Company's stranded costs and related issuance and use of proceeds costs at current interest rates would result in an estimated average 3.4% reduction in the Company's retail electric rates. The Company estimates that the consummation of the transaction as proposed in the Application and assuming the Company is permitted off- balance sheet treatment would reduce the Company's annual revenues by approximately $650 million and the Company's annual operating expenses by $501 million, resulting in an estimated reduction in annual net income of $149 million. The reduction in revenue results from the elimination of the revenue requirements of stranded costs, and the reduction in operating expenses results from decreases in depreciation, interest expense and associated income taxes. The impact on the Company's earnings per share will depend on the price at which shares of the Company's Common Stock are purchased. If Common Stock is purchased at a price above book value ($20.88 at December 31, 1996), earnings per share will be reduced.

     The PUC assigned the requested QRO to an administrative law judge (ALJ) who has held hearings on the matter. A number of parties have intervened. A recommended decision by the ALJ is expected by April 15, 1997 and the PUC is expected to issue a decision with respect to the requested QRO by May 22, 1997. The Company cannot predict whether the PUC will issue the requested QRO, the level of stranded cost recovery authorized by any QRO or the amount of Transition Bonds, if any, ultimately issued pursuant to any QRO.

     On March 18, 1997, certain intervenors in the Company's application for a QRO petitioned the Commonwealth Court of Pennsylvania to enjoin the PUC from taking any action or rendering any decision pursuant to the Competition Act. The Company cannot predict the outcome of this matter.

     Under the Competition Act, the Company's rates for transmission and distribution services will be capped at January 1, 1997 levels for 4.5 years and the generation portion of rates for up to nine years from the effective date of the Competition Act. In recognition of the capping of rates at current levels, at December 31, 1996, the PUC approved the Company's request to roll-in and eliminate the Energy Cost Adjustment (ECA), a billing surcharge mechanism previously used to recover a portion of the Company's energy costs. In addition, the PUC recognized the Company's right to defer and, in the future, seek recovery of (1) an estimated $102 million attributable to its undercollection of $80 million in energy costs through 1996 and the anticipated $22 million performance bonus with respect to the 1996 operation of the Company's nuclear generating facilities, and (2) approximately $198 millon of future energy costs that would not have otherwise been recoverable. Subject to the rate cap limitations imposed by the Competition Act, the PUC provided that these deferred amounts may be recovered either through the stranded cost recovery mechanisms provided in the Competition Act or an automatic adjustment clause provided in the Public Utility Code. On February 26, 1997, a coalition of the Company's large industrial customers petitioned the PUC to reconsider and amend its order regarding the ECA.

     On February 27, 1997, in compliance with the Competition Act, the Company filed with the PUC a comprehensive pilot program to enable some 90,000 residential, commercial and industrial customers to choose their electric generation suppliers beginning as early as October 1997. The cross section of eligible customers will include 5% from the City of Philadelphia and 5% from suburban counties across all major rate classes. Also, residential customers in one randomly selected township or borough in the suburbs and one randomly selected political subdivision in the City of Philadelphia will be eligible. In addition, randomly selected commercial and industrial customers located in state-created enterprise zones will be eligible. Power would be delivered to the pilot customers as early as October 1997, and no later than January 1998. The pilot would conclude in December 1998. All pilot participants would be among the one-third of electric utility customers to be offered choice by January 1, 1999.

     If approved by the PUC, the pilot would begin in April 1997, with the random selection by a neutral third party of some 90,000 customers from the Company's service territory. Under the pilot, the 90,000 customers will have the opportunity to buy their electricity from other power companies, brokers or marketers through 1998. Cumulatively, about 480 MW of electric load will be open to competition. The power from other suppliers would continue to be delivered over the Company's transmission and distribution lines, and the Company would continue to supply customer services such as meter reading, billing and outage restoration.

     The Company's last electric base rate case, intended primarily to recover costs associated with Limerick Unit No. 2 and associated common facilities, was filed in 1989. The Company voluntarily excluded 400 MW of capacity from base rates, and the PUC denied a return on common equity on an additional 399 MW of capacity. Under its electric tariffs, the Company is allowed to retain for shareholders any proceeds above the average energy cost for sales of this 399 MW of capacity and/or associated energy. In addition, beginning April 1994, the Company became entitled to share in the benefits which result from the operation of both Limerick Units No. 1 and No. 2 through the retention of 16.5% of the energy savings, subject to certain limits. During 1996, 1995 and 1994, the Company recorded as revenue net of fuel $82, $79 and $68 million, respectively, as a result of the sale of the 399 MW of capacity and/or associated energy and the Company's share of Limerick energy savings.

     On February 22, 1996, the PUC approved the Company's petition for a declaratory accounting order to change the estimated depreciable lives of certain of the Company's electric plant. The order approved the reduction of the terminal dates by ten years, for depreciation accrual purposes only, of Limerick Units No. 1 and No. 2 and associated common facilities, the utilization of new life spans for various categories of electric production plant and changes in the remaining life estimates for transmission, distribution, general and common plant. The order also approved the amortization over a nine-year period of $331 million of deferred Limerick costs representing $240 million of carrying charges and depreciation associated with 50% of Limerick common facilities and $91 million of operating and maintenance expenses, depreciation and accrued carrying charges on the Company's capital investment in Limerick Unit No. 2 and 50% of Limerick common facilities during the period from January 8, 1990, the commercial operation date of Limerick Unit No. 2, until April 20, 1990, the effective date of the inclusion of Limerick Unit No. 2 in base rates. The changes, which were effective October 1, 1996, increase depreciation and amortization on assets associated with Limerick by approximately $100 million per year and decrease depreciation and amortization on other Company assets by approximately $10 million per year, for a net increase in depreciation and amortization of approximately $90 million per year. The order did not increase rates charged to customers.

     Effective January 1995, in accordance with a PUC Joint Petition, the Company increased electric base rates by $25 million per year to recover the increased costs, including the annual amortization of the transition obligation (over 18 years) deferred in 1994 and 1993, associated with the implementation of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." See note 6 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1996. Subsequent to January 1, 1995, retail electric non-pension postretirement benefits expense in excess of the amount allowed to be recovered under the Joint Petition may not be deferred for future rate recovery. In accordance with the Joint Petition, any of the parties to the Joint Petition may elect to void the settlement in the event current rate recovery of non-pension postretirement benefits expense is ultimately disallowed as a result of the Office of Consumer Advocate's appeal to the Supreme Court of

Pennsylvania of cases involving other Pennsylvania utilities. In such event, the Company would refund to customers, with interest, any increased base rate amounts collected.

     The Company is authorized under a general order of the PUC to add a State Tax Adjustment Surcharge to customers' bills to reflect the cost of increases or decreases in certain state tax rates not recovered in base rates.

Electric - Wholesale

     During 1996, the FERC issued Order No. 888 which required public utilities to file open-access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by the FERC. The FERC's new rules provide for the recovery of legitimate and verifiable wholesale stranded costs.

     In response to Order No. 888, the Company and the other members of the Pennsylvania-New Jersey- Maryland Interconnection Association (PJM) submitted to the FERC separate filings proposing to restructure the PJM. The Company proposed five major initiatives to reduce the costs of electricity while preserving the reliability and universal service that is essential to Pennsylvania citizens. In November 1996, the FERC issued an order rejecting both of the PJM restructuring filings. The FERC identified two issues that remain to be resolved: independence of the independent system operator; and open access transmission pricing tariffs that are nondiscriminatory. The FERC directed the parties to refile their proposals, preferably as one proposal, resolving these issues by December 31, 1996, with tariffs to be effective March 1, 1997. On December 31, 1996, the PJM member companies, including the Company, filed a joint compliance open-access transmission tariff with the FERC. The filing was not a complete consensus but included competing proposals in certain areas such as transmission rate structure and transmission constraint/congestion control. The PJM member companies requested the FERC to choose between the options for implementation during the interim period. On February 28, 1997, the FERC issued an order advising the PJM companies of which options to implement and making the PJM pool compliance filing, as revised by the FERC, effective March 1, 1997, subject to refund. In doing so, the FERC adopted, at least for an interim period, the congestion pricing model which had been proposed by the Company. Further, the FERC advised the PJM companies and other intervenors that it intended to convene a technical conference to address pricing issues related to PJM pool operations.

     The Company received approval for its transmission service tariff covering network and point-to-point services and a market-based rate energy sales tariff that allows the Company to sell wholesale energy at market- based rates outside the PJM control area. During the latter part of 1996, the Company also requested approval from the FERC of certain modifications to the Company's buy-for-resale tariff. The requested modifications would remove the existing cost-based cap on prices charged for power purchased by the Company in anticipation of later resale in the wholesale market and change certain of its terms. The transactions covered under the original market-based rate tariff would be rolled into the amended buy-for-resale tariff. Approval of the new tariff provisions will allow the Company to purchase and re-sell energy at market-based rates both within the PJM and outside the PJM.

Gas

     The gas industry is continuing to undergo structural changes in response to the FERC policies designed to increase competition. This has included requirements that interstate gas pipelines unbundle their gas sales service from other regulated tariff services, such as transportation and storage. In anticipation of these changes, the Company has modified its gas purchasing arrangements to enable the purchase of gas and transportation at lower cost.

     On March 1, 1997, the Company filed its quarterly update of Purchased Gas Cost (PGC) No. 13 rates for the period March 1, 1997 through May 31, 1997, which reflects a $0.42 per thousand cubic feet (mcf) increase in natural gas sales rates.

     The Company is authorized under a general order of the PUC to add a State Tax Adjustment Surcharge to customers' bills to reflect the cost of increases or decreases in certain state tax rates not recovered in base rates.


Electric Operations

General

     During 1996, 90.0% of the Company's operating revenues and 91.9% of its operating income were from electric operations. Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of electricity are higher in the first and third quarters due to colder weather and warmer weather, respectively. Electric sales and operating revenues for 1996 by class of customer are set forth below:
                                                                 Operating
                                                 Sales            Revenues
                                           (millions of kWh)   (millions of $)
          Residential .......................    10,671          $1,370
          Small commercial and industrial....     6,491             749
          Large commercial and industrial....    15,208           1,098
          Other .............................       902             140
          Decrease in unbilled ..............      (327)            (26)
                                                 ------          ------
              Service territory .............    32,945           3,331
          Interchange sales .................       935              26
          Sales to other utilities ..........    20,243             498
                                                 ------          ------
              Total .........................    54,123          $3,855
                                                 ======          ======


     Energy from the Company's installed generating capacity together with power purchases are utilized to satisfy the requirements of jurisdictional customers, to meet sales commitments to other utilities and to make sales in the wholesale generation market. In the ordinary course of business, the Company enters into long-term and short-term commitments to buy and sell power. As of December 31, 1996, the Company had long-term agreements to purchase from unaffiliated utilities, primarily in 1997, energy associated with 2,200 MW of capacity. These purchases will be utilized through a combination of open market sales, sales to jurisdictional customers and long-term sales to other utilities. As of December 31, 1996, the Company had entered into long-term agreements with unaffiliated utilities to sell energy associated with 1,460 MW of capacity, of which 725 MW are for 1997 and the remainder run through 2022. See note 4 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1996.

     The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1996 was as follows:
                  Type of Capacity             Megawatts (MW)     % of Total
   Nuclear....................................     4,090             44.4%
   Mine-mouth, coal-fired.....................       709              7.7
   Service-area, coal-fired...................       725              7.9
   Oil-fired..................................     1,176             12.8
   Gas-fired..................................       267              2.9
   Hydro (includes pumped storage)............     1,392             15.1
   Internal combustion........................       842              9.2
                                                  ------           ------
   Total......................................     9,201(1)(2)      100.0%
                                                  ======           ======

---------------
(1)  Includes capacity available for sale to other utilities.
(2)  See "Fuel" for sources of fuels used in electric generation.

     The all-time maximum hourly demand on the Company's system was 7,244 MW which occurred on August 4, 1995. The Company estimates its generating reserve margin for 1997 to be 26%. This is based on the most recent annual peak-load forecast which assumes normal peak weather conditions and the sale to other utilities of 400 MW of capacity.

     The Company is a member of the PJM, which fully integrates, on the basis of relative cost of generation, the bulk-power generating and transmission operations of eleven investor-owned electric utilities serving more than 22 million people in a 50,000-square-mile territory. In addition, PJM companies coordinate planning and install facilities to obtain the greatest practicable degree of reliability, compatible economy and other advantages from the pooling of their respective electric system loads, transmission facilities and generating capacity. The all-time maximum PJM demand of 48,524 MW occurred on August 2, 1995 when PJM's installed capacity (summer rating) was 55,962 MW. The Company's installed capacity for 1997-2000 is expected to be sufficient for the Company to meet its obligation to supply its PJM reserve margin share during that period. See "Deregulation and Rate Matters-Electric-Retail."

     The Company's nuclear-generated electricity is supplied by Limerick Generating Station (Limerick) Units No. 1 and No. 2 and Peach Bottom Atomic Power Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and by Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Units No. 1 and No. 2 each has a capacity of 1,110 MW; Peach Bottom Units No. 2 and No. 3 each has a capacity of 1,093 MW, of which the Company is entitled to 464 MW of each unit; and Salem Units No. 1 and No. 2 each has a capacity of 1,106 MW, of which the Company is entitled to 471 MW of each unit.

     The Company's nuclear generating facilities represent approximately 44% of its installed generating capacity and 67% of its investment in electric plant. In 1996, approximately 43% of the Company's electric output was generated from nuclear sources. Changes in regulations by the NRC that require a substantial increase in capital expenditures for the Company's nuclear generating facilities or that result in increased operating costs of nuclear generating units could adversely affect the Company.

     The Price-Anderson Act currently limits the liability of nuclear reactor owners to $8.9 billion for claims that could arise from a single incident. The limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors. The Company carries the maximum available commercial insurance of $200 million and the remaining $8.7 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $79 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, Congress could impose revenue raising measures on the nuclear industry to pay claims if the damages from an incident at a licensed nuclear facility exceed $8.9 billion. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preclude claims under state law for personal, property or punitive damages related to radiation hazards.

     The Company maintains property insurance on nuclear power plants in the amount of its $2.75 billion proportionate share for each station. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If, as a result of an accident, the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $31 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The policy contains a waiting period before recovery of costs can commence. The premium for this coverage is subject to assessment for adverse loss experience. The Company's maximum share of any assessment is $13 million per year.

     NRC regulations require that licensees of nuclear generating facilities demonstrate that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. The PUC, based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. The Company's 1990 estimate of its nuclear facilities' decommissioning cost of $643 million is being collected through electric base rates over the life of each generating unit. Under current rates, the Company collects and expenses approximately $21 million annually from customers for decommissioning the Company's ownership portion of its nuclear units. At December 31, 1996, the Company held $266 million in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs. The Company's most recent estimate, made in 1995, of its share of the cost to decommission its nuclear units is $1.4 billion in 1995 dollars. The Company has included the unfunded and as yet unrecorded portion of its estimated decommissioning costs in its estimate of stranded costs included in the January 22, 1997 application with the PUC for a QRO, although such recovery is not assured. See "Deregulation and Rate Matters-Electric-Retail."

     In an exposure draft issued in 1996, the Financial Accounting Standards Board (FASB) proposed changes in the accounting for closure and removal costs of production facilities, including the recognition, measurement and classification of decommissioning costs for nuclear generating stations. The FASB is currently considering expanding the scope of the Exposure Draft to include closure or removal liabilities that are incurred at any time in the operating life of the long-lived asset. The FASB plans to issue either a final Statement or a revised Exposure Draft in the second quarter of 1997. If current electric utility industry accounting practices for decommissioning are changed, annual provisions for decommissioning could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation with recognition of an increase in the cost of the related asset. For additional information concerning nuclear decommissioning, see note 4 of Notes to
Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1996.

Limerick Generating Station

     Limerick Unit No. 1 achieved a capacity factor of 84% in 1996 and 88% in 1995. Limerick Unit No. 2 achieved a capacity factor of 91% in 1996 and 85% in 1995. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in 1996 and 1997, respectively.

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

     In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWRs take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Each of the reactors at Limerick and Peach Bottom is a GE BWR. Initial examination of Limerick Unit No. 1 was completed during the February 1996 refueling outage. Although crack indications were identified at one location, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 1 for a minimum of the next two operating cycles. In accordance with industry experience and guidance, initial examination of Unit No. 2 has been scheduled for the refueling outage planned for January 1999. Peach Bottom Unit No. 3 was initially examined during its refueling outage in the fall of 1993. Although crack indications were identified at two locations, the Company presented its finding to the NRC and recommended continued operation of Unit No. 3 for a two-year cycle. Unit No. 3 was re-examined during its last refueling outage in the fall of 1995 and the extent of cracking identified was determined to be within industry-established guidelines. In a letter to the NRC dated November 3, 1995, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 3 until its next refueling outage, scheduled for 1997, at which time it will be re-examined. Peach Bottom Unit No. 2 was initially examined during its October 1994 refueling outage and the examination revealed a minimal number of flaws. Unit No. 2 was re-examined during its last refueling outage in September 1996. Although the examination revealed additional minor flaw indications, the Company concluded and the NRC concurred that neither repair nor modification to the core shroud was necessary. The Company is also participating in a GE BWR Owners Group to develop long-term corrective actions.

     As a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which are part of the water supply system for emergency cooling of the reactor core, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC proposed three resolution options, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Large capacity passive strainers will be installed at both units at Peach Bottom and Limerick. Installations at Peach Bottom Units No. 2 and No. 3 and Limerick Unit No. 1 are scheduled for their next refueling outages in September 1998, September 1997 and April 1998, respectively. During Limerick Unit No. 2's most recent refueling outage, the NRC granted the Company's request to defer the installation of strainers until the end of 1998. The Company plans to request an additional deferral for the installation of strainers at Limerick Unit No. 2 until its next scheduled refueling outage in April 1999. No assurance can be given that such additional deferral will be granted. The Company cannot predict what other actions, if any, the NRC may take in this matter.

     The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment may not provide the necessary level of fire protection and requested licensees to describe short- and long-term measures being taken to address this concern. The Company has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. The Company has been in contact with the NRC regarding the Company's long-term measures to address Thermo-Lag fire barrier issues. In 1995, the Company completed its engineering re-analysis for both Limerick and Peach Bottom. This re-analysis identified proposed modifications to be performed over the next several years at both plants in order to implement the long-term measures addressing the concern over Thermo-Lag use. The Company will meet with the NRC during the first half of 1997 regarding the Company's plans for the resolution of the Thermo-Lag issue.

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

     The Company has also entered into an agreement with a municipality to secure a backup source of water for the operation of Limerick should the amount of water from the supplemental cooling water system not be sufficient. Should the supplemental cooling water system be completely unavailable, this backup source is capable of providing cooling water to operate both Limerick units simultaneously at 70% of rated capacity for short periods of time.

Peach Bottom Atomic Power Station

     Peach Bottom Unit No. 2 achieved a capacity factor of 79% in 1996 and 98% in 1995. Peach Bottom Unit No. 3 achieved a capacity factor of 99% in 1996 and 78% in 1995. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in 1996 and 1995, respectively.

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

Salem Generating Station

     Salem Units No. 1 and No. 2 have not operated since the second quarter of 1995, when they were removed from service by PSE&G. At that time, PSE&G informed the NRC that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues and NRC agreement that each unit is sufficiently prepared to restart. PSE&G estimates the projected restart of Unit No. 2 to occur in the second quarter of 1997 and of Unit No. 1 to occur in the fall of 1997. Because the timing of restart for the Salem units is subject to satisfactory completion of the requirements of the restart plan, as determined by PSE&G and the NRC, no assurance can be given that the projected restart date will be met. As of December 31, 1996 and 1995, the Company had incurred and expensed $149 and $50 million, respectively, for replacement power and maintenance costs related to the shutdown of Salem. The Company continues to incur replacement power costs of approximately $5 million per month per unit associated with the outage of the Salem units. The inability to successfully return the Salem units to service could have a material adverse effect on the Company's financial position or results of operations. For information concerning additional costs associated with the Salem shutdown, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and notes 3 and 4 of Notes to Consolidated Financial Statements to the Company's Annual Report to Shareholders for the year 1996; for information concerning litigation relating to Salem, see "ITEM 3. LEGAL PROCEEDINGS."

     The Company has been informed by PSE&G that as a part of PSE&G's efforts to return the Salem units to service, during 1996, an examination was performed on the steam generators, which are large heat exchangers used to produce steam to drive the turbines. Inspection of Salem Unit No. 1 indicated degradation in a significant number of tubes. Inspection and testing of Salem Unit No. 2 confirmed that the condition of the steam generators are well within current repair limits. The Salem co-owners have purchased and installed in Salem Unit No. 1 unused steam generators from the unfinished Seabrook Nuclear Generating Station Unit No. 2 in New Hampshire. PSE&G's estimate of the cost of replacing, including installing the Salem Unit No. 1 steam generators is approximately $150 to $170 million, of which the Company's share is approximately $64 to $72 million. In addition, the cost of disposal of the four old steam generators could be as much as $20 million, of which the Company's share is approximately $9 million.

     A recent generic letter from the NRC identified an issue that may further impact the Salem Unit No. 2 startup schedule. The generic letter requested all nuclear utilities to review systems for potential waterhammer events (hydrodynamic stress caused by steam formation in a piping system) and the impact that these events could have on the system's safety function. PSE&G has determined that, in order to address the concerns of the generic letter, modifications are necessary to the containment fan coil units of Salem Units No. 1 and No. 2, which provide containment air cooling. As a result of installation of these modifications and the time required for NRC acceptance of PSE&G's proposed resolution of these issues, the restart of Salem Unit No. 2 may be delayed.

     At the January 1997 semi-annual NRC Senior Management Meeting, the Salem units were placed on the "NRC Watch List" (Watch List) and were designated as Category 2 facilities. In a letter to PSE&G advising of the action, the NRC noted that its decision to place the Salem units on the Watch List was not based on any recent performance problems or decline but was due to the NRC's determination that the Salem units should have been placed on the Watch List previously because of Salem's past safety performance. The NRC also indicated in its letter that it had increased its attention and resources at Salem commensurate  with  a  Watch  List  plant.  Finally,  the  NRC  concluded  that, notwithstanding the improvements at Salem (which were noted), had it been previously identified as a Watch List plant, Salem would not have been removed from the Watch List since Salem had yet to demonstrate a period of safe performance at power. The NRC has three classifications of facility monitoring. A Category 3 facility is one which is having or has had significant weaknesses that warrant maintaining the plant in a shutdown condition until the licensee can demonstrate to the NRC that adequate programs have both been established and implemented to ensure substantial improvement. Full NRC approval is required for restart of plants in this category which the NRC will monitor closely. A Category 2 facility is a plant that is authorized to operate but that the NRC will monitor closely. Although being operated in a manner that adequately protects public health and safety, plants in this category are having or have had weaknesses that warrant increased NRC attention. A plant will remain in this category until the licensee either demonstrates a period of improved performance, or until a further deterioration of performance results in the plant being placed in Category 3. A Category 1 facility is a plant that has been removed from the Watch List.

     On January 14, 1997, a United States Senator from Delaware wrote to the NRC to request the full NRC vote on the decision to restart the Salem units, rather than permit the NRC staff to authorize the restart under applicable NRC rules. By letter dated February 20, 1997, the NRC advised that it would not require a full NRC vote on the decision to restart Salem.

     The Company has been informed by PSE&G that in August 1996, the NRC conducted an inspection of the Physical Security Program for Salem and Hope Creek Generating Station (of which the Company has no ownership interest). On December 11, 1996, PSE&G received a $100,000 civil penalty for two violations. Three other violations were received with no civil penalty. PSE&G will not dispute these violations. PSE&G has not yet allocated the civil penalty between Salem and Hope Creek.

     The Company has been informed by PSE&G that on December 11, 1996, PSE&G received notice of a violation and an $80,000 civil penalty from the NRC for events at Salem which occurred in 1993 and early 1994, involving alleged discrimination against two employees for their engagement in protected activities in accordance with federal regulations. PSE&G will not dispute this violation.

     In addition to the matters discussed above, see "ITEM 3. LEGAL PROCEEDINGS" and "Environmental Regulations -- Water."

     In 1996, the Company and PSE&G announced the commissioning of a study to identify and evaluate alternatives to their separate nuclear plant operations. In particular, the study evaluated strategies to reduce nuclear operation and maintenance costs for both companies and increase efficiencies of operations. In March 1997, both companies agreed to defer any further evaluation of a combined nuclear operating company.

Fuel

     The following table shows the Company's sources of electric output for 1996 and as estimated for 1997:

                                                          1996       1997 (Est.)
    Nuclear .......................................       43.0%         49.4%
    Mine-mouth, coal-fired ........................        8.8           6.2
    Service-area, coal-fired ......................        8.1           6.5
    Oil-fired .....................................        2.0           3.4
    Gas-fired .....................................        0.3           3.7
    Hydro (includes pumped storage) ...............        3.0           2.6
    Internal combustion ...........................        0.3           0.0
    Purchased, interchange and nonutility generated       34.5          28.2
                                                         -----         -----
                                                         100.0%        100.0%
                                                         =====         =====


Nuclear

     The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the utilization of the nuclear fuel in the generating station reactor. The Company has contracts for the supply of uranium concentrates for Limerick and Peach Bottom which extend through 2002. The Company does not anticipate any difficulty in obtaining its requirements for uranium concentrates. The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis. PSE&G has informed the Company that it presently has under contract sufficient uranium concentrates to fully meet the current projected requirements for Salem through 2001 and 50% of the requirements through 2003. PSE&G has informed the Company that it does not anticipate any difficulty in obtaining its requirements for uranium concentrates. The following table summarizes the years through which the Company and PSE&G have contracted for the other segments of the nuclear fuel supply cycle:

                                             Conversion  Enrichment  Fabrication
 Limerick Unit No. 1.........................     (1)        (2)          2003
 Limerick Unit No. 2.........................     (1)        (2)          2004
 Peach Bottom Unit No. 2.....................     (1)        (2)          1999
 Peach Bottom Unit No. 3.....................     (1)        (2)          2000
 Salem Unit No. 1............................    2001        (3)          2004
 Salem Unit No. 2............................    2001        (3)          2005
---------------
(1) The Company has commitments for 100% of its conversion services for Limerick and Peach Bottom through 2001 and at least 60% of the conversion services requirements are covered through 2002. The Company does not anticipate any difficulty in obtaining necessary conversion services for Limerick and Peach Bottom.

(2) The Company has contractual commitments for enrichment services for Limerick and Peach Bottom with the United States Enrichment Corporation. These commitments represent 100% of the enrichment requirements through 2004. The Company does not anticipate any difficulty in obtaining necessary enrichment services for Limerick and Peach Bottom.

(3) PSE&G has contractual commitments for 100% of enrichment requirements through 1998; approximately 50% through 2002; and approximately 30% through 2004. The Company has been informed by PSE&G that PSE&G does not anticipate any difficulty in obtaining necessary enrichment services for Salem.

     There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The Company currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. By letter dated November 29, 1994, the NRC approved the Company's request to install new high-density, spent-fuel storage racks at Limerick, which will provide for storage capacity to 2007. The new configuration is designed to accommodate rod consolidation. Spent-fuel racks at Peach Bottom have storage capacity until 2000 for Unit No. 2 and 2001 for Unit No. 3. The Company is considering the construction of a dry spent-fuel storage facility at Peach Bottom to maintain full-core discharge capacity in the spent-fuel pools. Construction would take approximately 27 months. The Company expects that such a facility would cost $10 million to construct and would provide storage capacity at Peach Bottom for the life of the plant. The Company would have to purchase storage canisters for the spent fuel at an estimated cost of $2.7 million per year. The Company has been informed by PSE&G that as a result of reracking the two spent-fuel pools at Salem, the spent-fuel storage capability of Salem Units No. 1 and No. 2 is estimated to be 2008 and 2012, respectively.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is required to begin taking possession of all spent nuclear fuel generated by the Company's nuclear units for long-term storage by no later than 1998. Based on recent public pronouncements, it is not likely that a permanent disposal site will be available for the industry before 2015, at the earliest. In reaction to statements from the DOE that it was not legally obligated to begin to accept spent fuel in 1998, a group of utilities and state government agencies filed a lawsuit against the DOE which resulted in a decision by the United States Court of Appeals for the District of Columbia (D.C. Court of Appeals) in July 1996 that the DOE has an unequivocal obligation to begin accepting spent fuel in 1998. In accordance with the NWPA, the Company pays the DOE one mill ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. Because of inaction by the DOE in response to the D.C. Court of Appeals finding of the DOE's obligation to begin receiving spent fuel in 1998, a group of thirty-six utility companies, including the Company, and forty-six state agencies, filed suit against the DOE on January 31, 1997 seeking authorization to suspend further payments to the U.S. government under the NWPA and to deposit such payments into an escrow account until such time as the DOE takes effective action to meet its 1998 obligations. Legislation introduced in Congress in January 1997 would authorize construction of a temporary storage facility which could accept spent nuclear fuel from utilities soon after 1998. In addition, the DOE is exploring other options to address delays in the waste acceptance schedule. The 1996 charge collected by the Company from its customers for spent-fuel disposal was $22 million.

     As a by-product of their operations, nuclear generating units, including those in which the Company owns an interest, produce low level radioactive waste
(LLRW). LLRW is accumulated at each facility and permanently disposed of at a federally licensed disposal facility. The Company is currently shipping LLRW generated at Peach Bottom and Limerick to the disposal site located in Barnwell, South Carolina for disposal. On-site storage facilities have been constructed at Peach Bottom and Limerick, each with five-year storage capacities.

     The Company is also pursuing alternative disposal strategies for LLRW generated at Peach Bottom and Limerick, including a LLRW reduction program. Pennsylvania has agreed to be the host site for a LLRW disposal facility for generators located in Pennsylvania, Delaware, Maryland and West Virginia and is pursuing a permanent disposal site through a volunteer siting process. The Company has contributed $12 million towards the total cost of a permanent Pennsylvania disposal site.

     Salem has on-site LLRW storage facilities with a five-year storage capacity. The Company has been informed by PSE&G that PSE&G ships LLRW generated at Salem to Barnwell, South Carolina and currently uses the Salem facility for interim storage. PSE&G has also advised the Company that New Jersey also plans to host a LLRW disposal site. The Company, as a Salem co-owner, has paid $857,000 as its share of the New Jersey siting costs.

     The National Energy Policy Act of 1992 (Energy Act) requires, among other things, that utilities with nuclear reactors pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year for 15 years, of which the Company's share is $5 million per year. The Energy Act provides that these costs are to be recoverable in the same manner as other fuel costs. The Company has recorded the liability and a related regulatory asset of $50 million for such costs at December 31, 1996. The Company is currently recovering these costs through rates.

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

Coal

     The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania operated by GPU Generating Corp. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for varying amounts of coal purchases as follows: between 3,000,000 and 3,500,000 tons for each of the years 1997 through 1999; and a total of 6,500,000 tons for the years 2000 through 2004. At December 31, 1996, approximately 20% of Conemaugh's fuel requirements were secured by a long-term contract and the remainder by several short-term contracts or spot purchases.

     The Company has entered into contracts for a significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone Station (Eddystone) and Cromby Station (Cromby). At January 1, 1997, the Company had contracts with two suppliers for 1.5 million tons per year or approximately 80% of expected annual requirements. Both contracts expire on December 31, 2000.

Oil

     The Company purchases fuel oil through a combination of contracts and spot market purchases. The contracts are normally not longer than one year in length. Fuel oil inventories are managed such that in the winter months sufficient volumes of fuel are available in the event of extreme weather conditions and during the remaining months inventory levels are managed to take advantage of favorable market pricing.

Natural Gas

     The Company obtains natural gas for electric generation through a combination of short-term contracts and spot purchases made on the open market, as well as through the Company's own gas tariff. The Company obtains the limited quantities of natural gas used by the auxiliary boilers and pollution control equipment at Eddystone through the same means. The Company has the capability to use either oil or natural gas at Cromby Unit No. 2 and Eddystone Units No. 3 and No. 4.


Gas Operations

     During 1996, 10.0% of the Company's operating revenues and 8.1% of its operating income were from gas operations. Gas sales and operating revenues for 1996 by class of customer are set forth below:
                                                            Operating
                                                  Sales      Revenues
                                                 (mmcf)   (millions of $)

     House heating ............................  35,471         $249
     Residential (other than house heating)....   1,681           16
     Commercial and industrial ................  20,999          133
     Other ....................................   2,571           11
     Decrease in unbilled .....................  (1,306)          (4)
                                                 ------         ----
         Total gas sales ......................  59,416          405
     Gas transported for customers ............  27,891           24
                                                 ------         ----
         Total gas sales and gas transported...  87,307         $429
                                                 ======         ====


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

     Through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation, underground storage capacity of 21.5 million dekatherms is under contract to the Company. Natural gas from underground storage represents approximately 40% of the Company's 1996-97 heating season supplies.

     As a result of FERC Order No. 636 and the subsequent restructuring of the interstate pipeline industry, unbundling at the local distribution level continues in the form of pilot programs which allow smaller retail gas customers to purchase non-utility gas supplies and acquire transportation services from local distribution companies. Significant issues regarding the obligation to serve by the utility, the erosion of tax base, the potential for stranded costs associated with long-term contracts, the implications for social programs now supported by utilities and overall system reliability have yet to be formally addressed. See "Deregulation and Rate Matters."

     Horizon Energy Company, formerly PECO Gas Supply Company, a wholly owned subsidiary, is an unregulated marketing enterprise. Horizon Energy is engaged in marketing gas to residential and commercial gas customers outside of the Company's service territory. Horizon Energy is also a member of a natural gas buying cooperative created to enhance reliability of service and access less expensive gas supplies for its eight gas utility members.

     Eastern Pennsylvania Exploration Company (EPEC), a wholly owned subsidiary, was a party to several joint ventures formed to develop natural gas resources in the Gulf Coast area. These joint ventures did not contribute to the Company's natural gas supply. The Company has sold its interest in these joint ventures and is in the process of dissolving EPEC.


Segment Information

     Segment information is incorporated herein by reference to note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1996.


Construction

     The Company maintains a construction program designed to meet the projected requirements of its customers and to provide service reliability, including the timely replacement of existing facilities. The Company's current construction program includes no new generating facilities. During the five years 1992-96, gross property additions (excluding capital leases) amounted to $2.6 billion and retirements amounted to $249 million, resulting in a net increase of approximately 17% in the Company's gross utility plant. Investment in new plant and equipment in 1996 amounted to $534 million. At December 31, 1996, construction work in progress, excluding nuclear fuel, aggregated $662 million.

     The following table shows the Company's most recent estimates of capital expenditures for plant additions and improvements for 1997 and for 1998-2000:

                                             (Millions of $)
                                             1997    1998-2000
     Electric:
          Production ....................    $151       $210
          Nuclear fuel ..................      12        176
          Transmission and distribution..     153        427
          Other electric ................       5         15
                                             ----     ------
              Total electric ............     321        828
     Gas ................................      65        210
     Other ..............................     174        187
                                             ----     ------
          Total .........................    $560     $1,225
                                             ====     ======


     Nuclear fuel requirements exclude the Company's share of the requirements for Peach Bottom and Salem which are provided by an independent fuel company under a capital lease. See note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1996.

Capital Requirements and Financing Activities

     The following table shows the Company's most recent estimates of capital requirements for 1997 and for 1998-2000:

                                                      (Millions of $)
                                                      1997    1998-2000
     Construction .................................   $560     $1,225
     New ventures (1) .............................    111        173
     Long-term debt maturities and sinking funds...    283        642
                                                      ----     ------
              Total capital requirements ..........   $954     $2,040
                                                      ====     ======
---------------
(1)  A portion of these expenditures will be expensed.

     The following table shows the Company's financing activities for 1996:
                                   (Millions of $)
     Pollution Control:
         Floating Rate due 1997         17.24
         Floating Rate due 2034         34.00
                                       ------
                                       $51.24
                                       ======


     Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements in accordance with the prescribed system of accounts. The coverage under the earnings test of the Mortgage for the 12 months ended December 31, 1996 was 4.39 times. Earnings coverages under the Mortgage for the calendar years 1995 and 1994 were 4.94 and 3.48 times, respectively. At December 31, 1996, the most restrictive issuance test of the Mortgage related to available property additions. At December 31, 1996, the Company had at least $1.62 billion of available property additions against which $970 million of mortgage bonds could have been issued. In addition, at December 31, 1996, the Company was entitled to issue approximately $3.6 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

     Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least 1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. Coverage under this earnings test of the Articles for the 12 months ended December 31, 1996 was 2.50 times. Earnings coverage under the Articles for the calendar years 1995 and 1994 was 2.34 and 2.05 times, respectively.

     The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                            1992     1993     1994     1995     1996
     Ratio of Earnings to Fixed Charges ............        2.43     3.15     2.66     3.41     3.29
     Ratio of Earnings to Combined Fixed Charges and
          Preferred Stock Dividends ................        2.06     2.67     2.32     3.12     3.04

For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases.

     At December 31, 1996, the Company had a total of $262.5 million outstanding under unsecured term-loan agreements with banks with maturities extending to 1997. Most of the Company's unsecured debt agreements contain cross-default provisions to the Company's other debt obligations.

     The Company has a $300 million commercial paper program supported by a $400 million revolving credit agreement. At December 31, 1996, there was $200 million of commercial paper outstanding. At December 31, 1996, the Company and its subsidiaries had formal and informal lines of credit with banks aggregating $221 million against which there was no short-term debt outstanding. The Company's bank lines are comprised of both committed and uncommitted lines of credit. As of December 31, 1996, the Company had no compensating balance agreements with any bank.

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1996.


Employee Matters

     On March 7, 1995, a New Jersey local of the International Brotherhood of Electrical Workers, AFL-CIO, (IBEW) filed two petitions with the National Labor Relations Board (NLRB) to hold certification elections to determine whether a group of production and maintenance employees from Eddystone and Cromby want the IBEW to serve as their collective bargaining representative. The petitions sought to establish separate bargaining units for 229 employees from Eddystone and 74 employees from Cromby. The petitions covered craft and technical employees, including operators, but excluded office clerical, professional, supervisory and management employees.

     On March 22, 1995, the Utility Workers of America, AFL-CIO, (UWUA) filed a petition with the NLRB to hold a certification election to determine whether certain production and maintenance employees from Peach Bottom and Limerick, as well as the maintenance employees headquartered in the Company's Chesterbrook facility, want the UWUA to serve as their collective bargaining representative. The UWUA petition sought to establish a bargaining unit of approximately 840 employees composed of all maintenance employees and all control room operators, auxiliary operators, instrument and control technicians, health physics technicians, chemistry technicians, material handlers and technicians, and radioactive waste technicians. The petition excluded security guards, clerical and supervisory employees.

     On October 2, 1995, the UWUA filed another petition seeking certification of a bargaining unit consisting of all production and maintenance employees of the Consumer Energy Services Group - the Company's customer service business unit.

     On February 14, 1997, the NLRB issued its decision ruling that a union representation election does not require all hourly employees within the Company to vote as one unit. On the petitions filed by the IBEW, the NLRB ruled that while Eddystone and Cromby would not be appropriate bargaining units, the Company's Power Generation Group (PGG), which encompasses employees not only at Eddystone and Cromby but also eight smaller fossil-fuel plants located in the City of Philadelphia and its suburbs, the Conowingo Hydroelectric Station and Muddy Run Pumped Storage Project would be an appropriate bargaining unit. The NLRB ruled similarly that a separate bargaining unit comprised of the Company's Nuclear Generating Group (PECO Nuclear) would be appropriate.

     On February 24, 1997, the NLRB established March 24, 1997 as the date for the UWUA/PECO Nuclear election. On March 25, 1997, the NLRB announced that PECO Nuclear employees voted not to be represented by a union. Employees cast 659 votes for `no union,' and 228 votes for the UWUA. The results are not official until the NLRB certifies the election. All parties involved in the election have seven days to contest the results.

     On March 26, 1997, the NLRB established April 24, 1997 as the date for the IBEW/PGG election.

      In 1993, in an NLRB certified election, a majority of non-management employees rejected representation by the IBEW and the Independent Group Association in company-wide elections.

     The Company and its subsidiaries had 7,186 employees at December 31, 1996.


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

     An environmental issue with respect to construction and operation of electric transmission and distribution lines and other facilities is whether exposure to electric and magnetic fields (EMF) causes adverse human health effects. A large number of scientific studies have examined this question and certain studies have indicated an association between exposure to EMF and adverse health effects, including certain types of cancer. However, the scientific community still has not reached a consensus on the issue. Additional research intended to provide a better understanding of EMF is continuing. In October 1996, the National Research Council, which is comprised of several organizations, including the National Academy of Sciences, the National Academy of Engineering, and the Institute of Medicine, released a report on EMF which states that the current body of evidence does not show that exposure to EMF presents a human health hazard. The National Research Council report recommends additional research. The Company also supports further research in this area and is funding and monitoring such studies.

     Public concerns about the possible health risks of exposure to EMF have, and are expected in the future to, adversely affect the costs of, and time required to, site new distribution and transmission facilities and upgrade existing facilities. The Company cannot predict at this time what effect, if any, this issue will have on other future operations.

Water

     The Company has been informed by PSE&G that PSE&G is implementing the 1994 New Jersey Pollutant Discharge Elimination System permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. In addition, PSE&G is seeking final permits and approvals from various agencies needed to fully implement the special conditions of the permit. No assurances can be given as to receipt of any such additional permits or approvals. The estimated capital cost of compliance with the final permit is approximately $100 million, of which the Company's share is 42.59% and is included in the Company's capital requirements for 1997 and 1998-2000. In 1999, PSE&G must apply to the New Jersey Department of Environmental Protection and Energy (NJDEPE) and other agencies to renew such Salem permits.

Air

     Air quality regulations promulgated by the EPA, the PDEP and the City of Philadelphia in accordance with the federal Clean Air Act and the Clean Air Act Amendments of 1990 (Amendments) impose restrictions on emission of particulates, sulfur dioxide (SO2), nitrogen oxides (NOx) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by the Company and must be renewed periodically.

     The Amendments establish a comprehensive and complex national program to substantially reduce air pollution. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and NOx from electric power plants. Flue-gas desulfurization systems (scrubbers) have been installed at Conemaugh Units No. 1 and No. 2 to reduce SO2 emissions to meet the Phase I requirements of the Amendments. Keystone Units No. 1 and No. 2 are subject to the Phase II SO2 and NOx limits of the Amendments which must be met by January 1, 2000. The Company and the other Keystone co-owners are evaluating the Phase II compliance options for Keystone, including the purchase of SO2 emission allowances and the installation of scrubbers.

     The Company's service-area, coal-fired generating units at Eddystone and Cromby are equipped with scrubbers and their SO2 emissions meet the SO2 emission rate limits of both Phase I and Phase II of the Amendments. The Company has completed the implementation of measures, including the installation of NOx emissions controls and the imposition of certain operational constraints, to comply with the Reasonably Available Control Technology limitations of the Amendments. The Company expects that the cost of compliance with anticipated air-quality regulations may be substantial due to further limitations on permitted NOx emissions. As a result of its prior investments in scrubbers for Eddystone and Cromby and its investment in nuclear and hydroelectric generating capacity, however, the Company believes that compliance with the Amendments will have less impact on the Company's electric operations than on other Pennsylvania utilities which are more dependent on coal-fired generation.

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

     By notice issued in November 1986, the EPA notified over 800 entities, including the Company, that they may be PRPs under CERCLA with respect to releases of radioactive and/or toxic substances from the Maxey Flats disposal site, a low-level radioactive waste disposal site near Moorehead, Kentucky, where Company wastes were deposited. Approximately 90 PRPs, including the Company, formed a steering committee and entered into an administrative consent order with the EPA to conduct a remedial investigation and feasibility study (RI/FS), which was substantially revised based on the EPA comments. In September 1991, following public review and comments, the EPA issued a Record of Decision in which it selected a natural stabilization remedy for the Maxey Flats disposal site. The steering committee has preliminarily estimated that implementing the EPA proposed remedy at the Maxey Flats site would cost $60-$70 million in 1993 dollars. A settlement has been reached among the PRPs, the federal and private PRPs, the Commonwealth of Kentucky and the EPA concerning their respective roles and responsibilities in conducting remedial activities at the site. Under the settlement, the private PRPs will perform the initial remedial work at the site and the Commonwealth of Kentucky will assume responsibility for long-range maintenance and final remediation of the site. The Company estimates that it will be responsible for $600,000 of the remediation costs to be incurred by the private PRPs. On April 18, 1996, a consent decree, which included the terms of the settlement, was entered by the United States District Court for the Eastern District of

Kentucky.   The  PRPs  have   entered   into  a  contract  for  the  design  and
implementation of the remedial plan and preliminary work has commenced.

     By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site). Several of the PRPs, including the Company, formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agree to perform the RI/FS as described in the work plan issued with the Consent Order. The Company's share of the cost of the RI/FS was approximately 30%. On October 14, 1994, the PRPs submitted to the EPA the RI/FS which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. On October 18, 1995, the PRPs submitted comments to the EPA on the proposed plan which identified several inadequacies with the plan, including substantial underestimates of the costs associated with remediation. Until the Record of Decision has been issued by the EPA, the Company cannot estimate its share of the cost to implement the selected remedy.

     By notice issued in September 1985, the EPA notified the Company that it has been identified as a PRP for the costs associated with the cleanup of a site (Berks Associates/Douglasville site) where waste oils generated from Company operations were transported, treated, stored and disposed. In August 1991, the EPA filed suit in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. On September 29, 1992, the Company and 169 other parties were served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRPs with allocated shares of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a de minimis PRP settlement which would require the Company to pay $991,835 in exchange for the EPA agreeing not to sue, take administrative action under CERCLA for recovery of past or future response costs or seek injunctive relief with respect to the site. The Company has notified the EPA that it wishes to participate with other eligible PRPs in the de minimus settlement, and is currently awaiting approval of the settlement.

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

     In April 1990, the Company received a notice from the NJDEPE which alleges that the Company is potentially liable for certain cleanup costs at the Gloucester Environmental Management Services, Inc. (GEMS) site located in New Jersey because wastes generated by the Company were deposited at the site by a third party. The Company was added as a defendant in a suit commenced by the NJDEPE several years ago, which now names several hundred defendants, and which relates to the GEMS site. The Company has joined a pre-existing group of PRPs which is dealing with the NJDEPE on these matters. On July 9, 1996, the Company executed a consent decree in which the Company agreed to pay the NJDEPE approximately $240,000 in exchange for a release from liability at the GEMS site. The parties are currently awaiting approval of the consent decree by the United States District Court for the District of New Jersey (New Jersey District Court).

     On October 16, 1989, the EPA and the NJDEPE commenced a civil action in the New Jersey District Court against 26 defendants, not including the Company, alleging the right to collect past and future response costs for cleanup of the Helen Kramer landfill located in New Jersey. In October 1991, the direct defendants joined the Company and over 100 other parties as third-party defendants. The third-party complaint alleges that the Company generated materials containing hazardous substances that were transported to and disposed at the landfill by a third party. The Company, together with a number of other direct and third- party defendants, has agreed to participate in a proposed de minimis settlement which would allow the Company to settle its potential liability at the site for approximately $40,000.

     In November 1992, the Company received a subpoena from the non-government parties (party participants) in a consolidated action relating to the Bridgeport Rental and Oil Services (BROS) site which requested information on various haulers who transported hazardous and solid waste materials to the BROS site. Information gathered pursuant to the subpoena indicates that one of the haulers associated with the BROS site picked up and transported waste generated by the Company. In April 1993, the Company received a Request for Information from the EPA regarding the Company's potential involvement at the BROS site. On May 27, 1993, the Company provided the EPA with the same documents gathered in response to the subpoena served by the party participants. On September 25, 1996, the Company agreed to a settlement with the party participants which provides for the Company to pay $375,000 to settle its potential liability at the site. Not covered by the settlement are possible natural resource damage and private party claims.

     On November 30, 1995, the Company was added as a third party defendant in an existing suit alleging that the Company is responsible for sending waste to the Cinnaminson Ground Water Contamination Site located in the Township of Cinnaminson in Burlington County, New Jersey. The Company joined with other third party defendants in filing a motion to dismiss the complaint for failure to state a claim, which was denied; however all claims against third-party defendants have been stayed. The Company is currently unable to estimate the cost of any potential corrective action.

     The Company has been named as a defendant in a Superfund matter involving the Greer Landfill in South Carolina. The Company is currently involved in settlement discussions with the plaintiff. The Company is currently unable to estimate the cost of any potential corrective action.

     On November 18, 1996, the Company received a notice from the EPA that the Company is a PRP at the Malvern TCE Superfund Site, located in Malvern, Pennsylvania. The Company is currently unable to estimate the amount of liability, if any, it may have with respect to this site.

     On February 3, 1997, the Company was served with a third-party complaint involving the Pennsauken Sanitary Landfill. The Company is currently unable to estimate the amount of liability it may have with respect to this site.

     In June 1989, a group of PRPs (Metro PRP Group) entered into an Administrative Order on Consent with the EPA pursuant to which they agreed to perform certain removal activities at the Metro Container Superfund Site located in Trainer, Pennsylvania. In January 1990, the Metro PRP Group notified the Company that the group considered the Company to be a PRP at the site. Since that time, the Company has reviewed, and continues to review its files and records and has been unable to locate any information which would indicate any connection to the site. The Company does not believe that it has any liability with respect to this site.

     In November 1987, the Company received correspondence from the EPA which indicated that the EPA was investigating the release of hazardous substances from the Blosenski Landfill located in West Caln Township, Chester County, Pennsylvania. The Company has been unable to locate any information which would indicate any connection to this site. The Company does not believe it has any liability with respect to this site.

     The Company has identified 27 sites where former manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have  resulted in actual  site  contamination.  The  Company is  presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. Eight of the sites are under some degree of active study or remediation. At December 31, 1996, the Company had accrued approximately $16 million for investigation and remediation of these manufactured gas plant sites. The Company expects that it will incur additional liabilities with respect to these sites, which cannot be reasonably estimated at this time.

     The Company has also responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to the possible deposit of Company waste materials at various disposal, processing and other sites.

     On June 4, 1993, the Company entered into a Corrective Action Consent Order
(CACO) from the EPA under RCRA. The CACO order requires the Company to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary, for a site located along the Delaware River in Chester, Pennsylvania, which had previously been leased to Chem Clear, Inc. Chem Clear operated an industrial waste water pretreatment facility on the site. In October 1994, the Company entered into an agreement with Clean Harbors, the successor to Chem Clear, pursuant to which the Company will be responsible for approximately 25% of the costs incurred under the CACO and Clean Harbors will be responsible for 75% of the costs. The Company estimates that its share of the costs to comply with the CACO will be approximately $2 million. At December 31, 1996, the Company had spent approximately $1.7 million to comply with the CACO. Until completion of the required investigation, the Company is unable to predict the nature and cost of any potential corrective action.

Costs

     At December 31, 1996, the Company had accrued $28 million for various investigation and remediation costs that can be reasonably estimated, including approximately $16 million for investigation and remediation of former manufactured gas plant sites. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

     The Company's budget for capital requirements for 1997 and its most recent estimate of capital requirements for 1998-2000 for compliance with environmental requirements total approximately $26 million. This estimate includes the Company's share of the costs to comply with the revised NJDEPE permit for Salem, but does not include any amounts that may be required for its share of scrubbers or other systems at Keystone to comply with the Amendments. In addition, the Company may be required to make significant additional expenditures not presently determinable.


Telecommunications

     In a joint venture with Hyperion, a subsidiary of Adelphia Cable Company, the deployment of a large-scale fiber optic, cable-based telephone service in the Philadelphia region is approximately 80% complete. The Company's fiber optic cable currently extends over 400 miles and is connected to major long-distance carriers.

     The Company is also aggressively completing the initial build-out of a new digital wireless Personal Communications Services (PCS) network in partnership with AT&T Wireless Services. Commercial launch of PCS in the Philadelphia area is scheduled for mid-1997. Due to the start-up nature of these joint ventures, investments in telecommunications will negatively affect earnings in the near future and are not expected to produce positive results for several years.

PECO Energy Capital Corp. and Related Entities

     PECO Energy Capital Corp., a wholly owned subsidiary, is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (Partnership). The Partnership was created solely for the purpose of issuing preferred securities, representing limited partnership interests, and lending the proceeds thereof to the Company, and entering into similar financing arrangements. Such loans to the Company are evidenced by the Company's subordinated debentures (Subordinated Debentures), which are the only assets of the Partnership. The only revenues of the Partnership are interest on the Subordinated Debentures. All of the operating expenses of the Partnership are paid by PECO Energy Capital Corp. As of December 31, 1996, the Partnership held $308,612,964 aggregate principal amount of the Subordinated Debentures.

     PECO Energy Capital Trust I (Trust) was created in October 1995 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust Receipts), each representing an 8.72% Cumulative Monthly Income Preferred Security, Series B (Series B Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust. As of December 31, 1996, the Trust had outstanding 3,124,183 Trust Receipts. At December 31, 1996, the assets of the Trust consisted solely of 3,124,183 Series B Preferred Securities with an aggregate stated liquidation preference of $78,104,575. Distributions were made on the Trust Receipts during 1996 in the aggregate amount of $6,810,719, or $2.18 per Trust Receipt. Expenses of the Trust for 1996 were approximately $200,000, all of which were paid by PECO Energy Capital Corp. or the Company. The number of holders of record of the Trust Receipts as of December 31, 1996 was 874.

Executive Officers of the Registrant

                                  Age at                                                     Effective Date of Election
Name                           Dec. 31, 1996                Position                             to Present Position

J. F. Paquette, Jr.............     62     Chairman of the Board...............................  April 12, 1995
C. A. McNeill, Jr..............     57     President and Chief Executive Officer...............  April 12, 1995
D. M. Smith....................     63     President-- PECO Nuclear and Chief
                                               Nuclear Officer.................................  February 1, 1996
W. L. Bardeen..................     58     Senior Vice President and Group Executive--
                                               Consumer Energy Services Group..................  March 1, 1994
J. W. Durham...................     59     Senior Vice President and General Counsel...........  October 24, 1988
W. J. Kaschub..................     54     Senior Vice President-- Human Resources.............  June 10, 1991
G. S. King.....................     56     Senior Vice President-- Corporate and
                                               Public Affairs..................................  October 1, 1992
K. G. Lawrence.................     49     Senior Vice President-- Finance and Chief
                                               Financial Officer...............................  March 1, 1994
J. M. Madara, Jr...............     53     Senior Vice President and Group
                                               Executive-- Power Generation Group..............  March 1, 1994
R. J. Patrylo..................     50     Senior Vice President and Group
                                               Executive-- Gas Services Group..................  August 1, 1994
A. J. Weigand..................     58     Senior Vice President and Group
                                               Executive-- Bulk Power Enterprises .............  March 1, 1994
G. R. Rainey...................     47     Senior Vice President-- PECO Nuclear................  April 1, 1996
J. M. Bauer....................     50     Vice President-- Customer Services..................  April 13, 1994
G. A. Cucchi...................     47     Vice President-- Corporate Planning
                                               and Development.................................  March 1, 1994
J. Doering, Jr.................     53     Vice President-- Operations - Power
                                               Generation Group................................  October 28, 1996
D. B. Fetters..................     45     Vice President-- Station Support....................  September 25, 1995
T. P. Hill, Jr.................     48     Vice President and Controller.......................  January 1, 1991
K. C. Holland..................     44     Vice President-- Information Systems
                                               and Chief Information Officer...................  March 21, 1994
W. G. MacFarland, IV...........     47     Vice President-- Limerick Generating
                                               Station.........................................  March 1, 1995
J. B. Mitchell.................     48     Vice President-- Finance and Treasurer..............  December 1, 1994
T. N. Mitchell.................     41     Vice President-- Peach Bottom Atomic
                                               Power Station...................................  April 1, 1996
W. E. Powell, Jr...............     60     Vice President-- Support Services...................  January 30, 1995
W. H. Smith, III...............     48     Vice President and Group Executive--
                                               Telecommunications Group........................  September 25, 1995
D. A. Thomas...................     50     Vice President-- Marketing and Sales................  January 30, 1995
N. J. Zausner..................     43     Vice President-- Power Transactions.................  October 11, 1994
K. K. Combs....................     46     Corporate Secretary.................................  November 1, 1994

     The present term of office of each of the above executive officers extends to the first meeting of the Company's Board of Directors after the next annual election of Directors (scheduled to be held April 9, 1997).

     Prior to his election to his current position, Mr. Paquette was Chairman and Chief Executive Officer.

     Prior to his election to his current position, Mr. McNeill was President and Chief Operating Officer and Executive Vice President - Nuclear.

     Prior to his election to his current position, Mr. D. M. Smith was Senior Vice President - Nuclear Generation Group, Senior Vice President - Nuclear and Vice President - Peach Bottom Atomic Power Station.

     Prior to his election to his current position, Mr. Bardeen was Senior Vice President - Finance and Chief Financial Officer. Prior to joining the Company in 1992, Mr. Bardeen was Vice President - Finance and Controller for Bell Atlantic Corporation.

     Prior to joining the Company in 1992, Mrs. King served as Commissioner of the United States Social Security Administration.

     Prior to his election to his current position, Mr. Lawrence was Vice President - Gas Operations.

     Prior to his election to his current position, Mr. Madara was Vice President - Production.

     Prior to joining the Company in 1994, Mr. Patrylo was Senior Vice President
- Gas Services Business Unit at Niagara Mohawk Power Corporation.

     Prior to his election to his current position, Mr. Weigand was Vice President - Transmission and Distribution Services.

     Prior to joining the Company in March 1994, Mrs. Holland was Director of Technology Services and Director of Business Services and Operations at SmithKline Beecham, Inc.

     Prior to joining the Company in 1996, Mr. T. N. Mitchell was Team Manager - Institute of Nuclear Power Operations (INPO), Director - Site Engineering at Peach Bottom (on loan from INPO), Department Manager - Engineering Support at INPO, Core Team Member - Nuclear Electric, U.K. (on loan from INPO), and Department Manager - Plant Analysis at INPO.

     Prior to joining the Company in 1995, Mr. Powell was Vice President - Logistics with E. I. DuPont DeNemours & Co.

     Prior to joining the Company in 1995, Mr. Thomas was General Manager - American Parts and Services, Manager - Utility Parts Sales, Manager - Gateway Region - Utility Sales, and Manager - Product Services at General Electric Company.

     Prior to joining the Company in 1994, Ms. Zausner was Vice President of U.S. Generating Company, an independent power producer.

     Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1992:
Ms. Bauer was Operations Manager - Montgomery County Division and Manager - Nuclear Operations; Mr. Cucchi was Director of System Planning and Performance, and Manager - System Planning; Mr. Doering was Plant Manager - Limerick, Director - Nuclear Strategies Support, and General Manager - Operations; Mr. Fetters was Director - Nuclear Engineering, Director - Limerick Maintenance and a project manager; Mr. MacFarland was Outage Management Director - Limerick, Manager - Nuclear Maintenance, and Manager - Peach Bottom Installation Division; Mr. J. B. Mitchell was Director of Financial Operations and Assistant Treasurer; Mr. Rainey was Vice President - Peach Bottom Atomic Power Station, Vice President - Nuclear Services and Plant Manager - Eddystone Generating Station; Mr. W. H. Smith, III was Vice President - Station Support, Vice President - Planning and Performance, and Manager - Corporate Strategy and Performance; and Ms. Combs was an Assistant General Counsel.

     There are no family relationships among directors or executive officers of the Company.

ITEM 2.   PROPERTIES

     The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

     The following table sets forth the Company's net electric generating capacity by station at December 31, 1996:

                                                                                     Net Generating     Estimated
                                                                                      Capacity (1)      Retirement
               Station                                  Location                     (Kilowatts)           Year
Nuclear
   Limerick..................................    Limerick Twp., PA..............      2,220,000      2024(2), 2029(2)
   Peach Bottom..............................    Peach Bottom Twp., PA..........        928,000(3)      2013, 2014
   Salem.....................................    Hancock's Bridge, NJ...........        942,000(3)      2016, 2020
Hydro
   Conowingo.................................    Harford Co., MD................        512,000            2014
Pumped Storage
   Muddy Run.................................    Lancaster Co., PA..............        880,000            2014
Fossil (Steam Turbines)
   Cromby  ..................................    Phoenixville, PA ..............        345,000            2004
   Delaware..................................    Philadelphia, PA...............        250,000             (4)
   Eddystone.................................    Eddystone, PA..................      1,341,000      2009, 2010, 2011
   Schuylkill................................    Philadelphia, PA...............        166,000             (4)
   Conemaugh.................................    New Florence, PA...............        352,000(3)      2005, 2006
   Keystone..................................    Shelocta, PA...................        357,000(3)      2002, 2003
Fossil (Gas Turbines)
   Chester ..................................    Chester, PA....................         39,000             (4)
   Croydon...................................    Bristol Twp., PA...............        370,000             (4)
   Delaware..................................    Philadelphia, PA...............         60,000             (4)
   Eddystone.................................    Eddystone, PA..................         64,000             (4)
   Fairless Hills............................    Falls Twp., PA.................         60,000             (4)
   Falls.....................................    Falls Twp., PA.................         50,000             (4)
   Moser.....................................    Lower Pottsgrove Twp., PA......         48,000             (4)
   Pennsbury.................................    Falls Twp., PA.................          6,000             (4)
   Richmond..................................    Philadelphia, PA...............         96,000             (4)
   Schuylkill................................    Philadelphia, PA...............         32,000             (4)
   Southwark.................................    Philadelphia, PA...............         54,000             (4)
   Salem.....................................    Hancock's Bridge, NJ...........         16,000(3)          (4)
Fossil (Internal Combustion)
   Cromby....................................    Phoenixville, PA ..............          2,700             (4)
   Delaware..................................    Philadelphia, PA...............          2,700             (4)
   Schuylkill................................    Philadelphia, PA...............          2,800             (4)
   Conemaugh.................................    New Florence, PA...............          2,300(3)         2006
   Keystone..................................    Shelocta, PA...................          2,300(3)         2003
                                                                                      ---------

       Total....................................................................      9,200,800
                                                                                      =========

---------------
(1)    Summer rating.
(2)    For depreciation accrual purposes only, retirement dates have been reduced by 10 years.
(3)    Company portion.
(4)    Retirement dates are under on-going review by the Company. Current plans call for the continued
       operation of these units beyond 1997.

       The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1996:

 Voltage in Kilovolts (Kv)                                     Conductor Miles
 Transmission:
   500 Kv....................................................          825
   220 Kv....................................................        1,503
   132 Kv....................................................          677
    66 Kv....................................................          607
    33 Kv and below..........................................           29
 Distribution:
    33 Kv and below..........................................       49,140

     At December 31, 1996, the Company's principal electric distribution system included 13,405 pole-line miles of overhead lines and 20,673 cable miles of underground cables.

     The following table sets forth the Company's gas pipeline miles at December 31, 1996:

                                                      Pipeline Miles
  Transmission.......................................        28
  Distribution.......................................     5,642
  Service piping.....................................     4,507
                                                         ------
  Total..............................................    10,177
                                                         ======


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

     At December 31, 1996, the Company had 362 miles of underground fiber optic cable.

     The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to note 15 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1996.

     The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $31 million for property losses incurred at any plant insured by the insurance companies (see "ITEM 1. BUSINESS -- Electric Operations -- General"). The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.   LEGAL PROCEEDINGS

     On April 11, 1991, 33 former employees of the Company filed an amended class action suit against the Company in the Eastern District Court on behalf of approximately 141 persons who retired from the Company between January and April 1990. The lawsuit, filed under the Employee Retirement Income Security Act (ERISA), alleged that the Company fraudulently and/or negligently misrepresented or concealed facts concerning the Company's 1990 Early Retirement Plan and thus induced the plaintiffs to retire or not to defer retirement immediately before the initiation of the 1990 Early Retirement Plan, thereby depriving the plaintiffs of substantial pension and salary benefits. In June 1991, the plaintiffs filed amended complaints adding additional plaintiffs. The lawsuit named the Company, the Company's Service Annuity Plan (SAP) and two Company officers as defendants. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any early retirement plan after March 12, 1990 and retired prior to April 1990. In an order dated August 23, 1995, the Eastern District Court awarded the plaintiffs $1.5 million. On October 1, 1996, the United States Court of Appeals for the Third Circuit (Third Circuit Court of Appeals) reversed the Eastern District Court decision and held for the Company. The plaintiffs have since appealed to the United States Supreme Court (Supreme Court). Pending resolution of this matter, the Company has accrued the amount awarded by the Eastern District Court.

     On May 2, 1991, 37 former employees of the Company filed an amended class action suit against the Company, the SAP and three former Company officers in the Eastern District Court, on behalf of 147 former employees who retired from the Company between January and June 1987. The lawsuit was filed under ERISA and concerned the August 1, 1987 amendment to the SAP. The plaintiffs claimed that the Company concealed or misrepresented the fact that the amendment to the SAP was planned to increase retirement benefits and, as a consequence, they retired prior to the amendment to the SAP and were deprived of significant retirement benefits. On May 13, 1994, the Eastern District Court issued a decision, finding the Company liable to all plaintiffs who made inquiries about any pension improvement after March 1, 1987 and retired prior to June 1987. In an order dated August 23, 1995, the Eastern District Court awarded the plaintiffs $1.8 million. On October 1, 1996, the Third Circuit Court of Appeals reversed the Eastern District Court decision and held for the Company. Three plaintiffs who were members of the class certified by the Eastern District Court have filed a motion for reconsideration with the Third Circuit Court of Appeals. The Company has opposed the motion for reconsideration. If their request is denied by the Third Circuit Court of Appeals, the Company expects that the class members will appeal to the Supreme Court. Pending resolution of this matter, the Company has accrued the amount awarded by the Eastern District Court.

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

     On July 26, 1993, attorneys on behalf of two shareholders filed a shareholder derivative action in the Court of Common Pleas against several of the Company's present and former officers alleging mismanagement, waste of corporate assets and breach of fiduciary duty in connection with the Company's credit and collections practices. The derivative suit is based on the findings and conclusions contained in the Credit and Collections section of the Audit Report. The plaintiffs seek, among other things, an unspecified amount of damages and the awarding to the plaintiffs of the costs and disbursements of the action, including attorneys' fees. On February 23, 1996, the Company and the defendants filed a petition to terminate the consolidated action on the basis of the March 14, 1994 Board of Directors' resolution refusing the shareholders' demand. On May 15, 1996, the Court of Common Pleas denied the petition. On June 20, 1996, the Company filed a petition with the Supreme Court of Pennsylvania for extraordinary relief. On October 15, 1996, the Supreme Court of Pennsylvania granted the Company's petition and oral argument was held on January 27, 1997. Pending resolution of this issue by the Supreme Court of Pennsylvania, all matters in the lower courts related to the suits are suspended. Any monetary damages which may be recovered, net of expenses, would be paid to the Company because the lawsuit is brought derivatively by shareholders on behalf of the Company.

     On March 5, 1996, the Company and Delmarva Power & Light Company (Delmarva) filed an action in the Eastern District Court against Public Service Enterprise Group Incorporated and its subsidiary PSE&G (Enterprise Group) concerning the shutdown of Salem. The suit alleges that Enterprise Group breached the provisions of the Owners Agreement pursuant to which Enterprise Group operates Salem. The suit also alleges negligence, gross negligence, reckless, and willful and wanton misconduct. The plaintiffs seek compensation for certain replacement power costs they incurred as a result of the shutdown of Salem and for increased operating and maintenance costs and lost profits. Discovery in the case is scheduled to conclude in April 1997. The case is expected to go to trial in 1997.

     During the shutdown of Salem, examinations of the steam generator tubes at Salem Unit No. 1 revealed significant cracking. On February 27, 1996, the Company, PSE&G, Atlantic Electric Company and Delmarva, the co-owners of Salem, filed an action in the New Jersey District Court against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators. The suit alleges that the significant cracking of the steam generator tubes is the result of defects in the design and fabrication of the steam generators and that Westinghouse knew that the steam generators supplied to Salem were defective and that Westinghouse deliberately concealed this from PSE&G. The suit alleges violations of both the federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts (RICO), fraud, negligent misrepresentation and breach of contract. For additional information concerning the cracking of steam generator tubes at Salem, see "ITEM 1. BUSINESS Electric Operations - Salem Generating Station."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At January 31, 1997, there were 176,590 owners of record of the Company's common stock. The information with respect to the prices of and dividends on the Company's common stock for each quarterly period during 1996 and 1995 is incorporated herein by reference to "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1996.

     The book value of the Company's common stock at December 31, 1996 was $20.88 per share.

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

     The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1996, such capital ($4.65 billion) amounted to about 12 times the liquidating value of the outstanding preferred stock ($292.1 million).

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


ITEM 6.    SELECTED FINANCIAL DATA

     Selected financial data for each of the last five years for the Company and its subsidiaries is incorporated herein by reference to "Financial Statistics" and "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1996.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1996.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this caption is incorporated herein by reference to "Consolidated Financial Statements" and "Financial Statistics" in the Company's Annual Report to Shareholders for the year 1996.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors.

     The information required for Directors is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Shareholders to be held April 9, 1997, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

     (b) Identification of Executive Officers.

     The  information  required for Executive  Officers is set forth in "PART I.
ITEM 1. BUSINESS -- Executive Officers of the Registrant" of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Shareholders to be held April 9, 1997, under the heading "Executive Compensation Disclosure" and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Shareholders to be held April 9, 1997, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1997 Annual Meeting of Shareholders to be held April 9, 1997, under the heading "Proposal 1. Election of Directors" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedule

                                                                                  Reference (Page)
                                                                            Form 10-K        Annual Report
                             Index                                        Annual Report     to Shareholders
Data incorporated  by reference from the Annual Report
   to  Shareholders  for the year 1996:
          Report of Independent Accountants ..........................          --                  20
          Consolidated Statements of Income for the years ended
            December 31, 1996, 1995 and 1994 .........................          --                  21
          Consolidated Balance Sheets as of December 31, 1996 and 1995          --                  22
          Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995 and 1994 .........................          --                  24
          Consolidated Statements of Changes in Common Shareholders'
            Equity and Preferred Stock for the years ended
            December 31, 1996, 1995 and 1994 .........................          --                  25
          Notes to Consolidated Financial Statements .................          --                  26
     Data submitted herewith:
          Report of Independent Accountants ..........................          34                  --
          Schedule II--  Valuation and Qualifying Accounts for the years
                           ended December 31, 1996, 1995 and 1994 ....          35                  --

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' report listed in the above index and the information referred to in Items 1, 2, 5, 6, 7 and 8, all of which is included in the Company's Annual Report to Shareholders for the year 1996 and incorporated by reference into this Form 10-K Annual Report, the Annual Report to Shareholders for the year 1996 is not to be deemed "filed" as part of this Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
PECO Energy Company:

     Our report on the consolidated financial statements of PECO Energy Company has been incorporated by reference in this Form 10-K from page 20 of the 1996 Annual Report to Shareholders of PECO Energy Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 3, 1997

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
       Description                           Period          Expenses        -Describe      -Describe(1)       Period

                                        FOR THE YEAR ENDED DECEMBER 31, 1996
ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS ............................      $20,860         $50,976          $  --           $47,796         $24,040
                                              -------         -------          -----           -------         -------

              TOTAL ....................      $20,860         $50,976          $  --           $47,796         $24,040
                                              =======         =======          =====           =======         =======

                                        FOR THE YEAR ENDED DECEMBER 31, 1995

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $16,500         $39,043          $  --           $34,683         $20,860
                                              -------         -------          -----           -------         -------

         TOTAL..........................      $16,500         $39,043          $  --           $34,683         $20,860
                                              =======         =======          =====           =======         =======

                                        FOR THE YEAR ENDED DECEMBER 31, 1994

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $15,086         $44,186          $  --           $42,772         $16,500
                                              -------         -------          -----           -------         -------

         TOTAL..........................      $15,086         $44,186          $  --           $42,772         $16,500
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

Exhibit No.       Description


    3-1 Amended and Restated Articles of Incorporation of PECO Energy Company (1993 Form 10-K, Exhibit 3-1).

    3-2 Bylaws of the Company, adopted February 26, 1990 and amended January 24, 1994 (1993 Form 10-K, Exhibit 3-2).

    4-1 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to the Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2881, Exhibit B-1).

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

    4-5 Indenture, dated as of July 1, 1994, between the Company and First Union National Bank, as successor trustee (1994 Form 10-K, Exhibit 4-5).

    4-6 First Supplemental Indenture, dated as of December 1, 1995, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994 (1995 Form 10-K, Exhibit 4-7).

    4-7 Payment and Guarantee Agreement, dated July 27, 1994, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series A of PECO Energy Capital, L.P. (1994 Form 10-K, Exhibit 4-7).

    4-8 Payment and Guarantee Agreement, dated as of December 19, 1995, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series B of PECO Energy Capital, L.P (1995 Form 10-K, Exhibit 4-10).

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

   10-4 Deferred Compensation and Supplemental Pension Benefit Plan (1981 Form 10-K, Exhibit 10-16).*

   10-5 Forms of Agreement between the Company and certain officers (1995 Form 10-K, Exhibit 10-5).

   10-6           PECO Energy Company Long-Term Incentive Plan (Registration No.
                  333-451, Exhibit 99).*

   10-7 Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated July 25, 1994 (1994 Form 10-K,
                  Exhibit 10-7).

   10-8           Amendment   No.  1  to  the  Amended  and   Restated   Limited
                  Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-8).

   10-9           Amendment   No.  2  to  the  Amended  and   Restated   Limited
                  Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-9).

  10-10 Amended and Restated Trust Agreement of PECO Energy Capital Trust I, dated as of December 19, 1995. (1995 Form 10-K,
                  Exhibit 10-10).

   12-1           Ratio of Earnings to Fixed Charges.

   12-2           Ratio of  Earnings  to Combined  Fixed  Charges and  Preferred
                  Stock Dividends.

     13 Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Financial Statistics, and Operating Statistics of the Annual Report to Shareholders for the year 1996.

     21           Subsidiaries of the Registrant.

     23           Consent of Independent Accountants.

     24           Powers of Attorney.

     27           Financial Data Schedule.
---------------
* Compensatory plans or arrangements in which directors or officers of the Company participate and which are not available to all employees.


Reports on Form 8-K

     During the quarter ended December 31, 1996, the Company filed Current Reports on Form 8-K, dated:

         December 3, 1996 reporting information under "ITEM 5. OTHER EVENTS" relating to Pennsylvania Governor Ridge signing the Pennsylvania Electricity Generation Customer Choice and Competition Act into law.

         December 20, 1996 reporting information under "ITEM 5. OTHER EVENTS" relating to the elimination of the Energy Cost Adjustment.

     Subsequent to December 31, 1996, the Company filed Current Reports on Form 8-K, dated:

         January 23, 1997 reporting information under "ITEM 5. OTHER EVENTS" relating to the Company's filing with the Pennsylvania Public Utility Commission for the issuance of a Qualified Rate Order authorizing recovery of stranded and other costs through the issuance of Transition Bonds.

         January 24, 1997 reporting information under "ITEM 5. OTHER EVENTS" relating to Salem Generating Station operated by Public Service Electric and Gas Company.

         January 30, 1997 reporting information under "ITEM 5. OTHER EVENTS" relating to Salem Generating Station operated by Public Service Electric and Gas Company.

         February 21, 1997 reporting information under "ITEM 5. OTHER EVENTS" relating to the National Labor Relations Board's decision regarding certification elections.

         February 27, 1997 reporting information under "ITEM 5. OTHER EVENTS" relating to the Company filing its electric competition pilot program, the National Labor Relations Board's order setting the date for a certification election and the Company's offer to purchase an interest in a nuclear operating facility.

         March 25, 1997 reporting information under "ITEM 5. OTHER EVENTS" relating to the results of the National Labor Relations Board's certification election.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 31st day of March 1997.

                            PECO ENERGY COMPANY

                            By /s/ C.A. MCNEILL, JR.
                               -----------------------------------
                                   C.A. McNeill, Jr., President and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




      Signature                 Title                            Date


/s/ J. F. PAQUETTE, JR.       Chairman of the Board and          March 31, 1997
-------------------------     Director
    J. F. Paquette, Jr.

/s/ C. A. MCNEILL, JR.        President,   Chief  Executive     March 31, 1997
-------------------------     Officer     and      Director
    C. A. McNeill, Jr.        (Principal Executive Officer)

/s/ K. G. LAWRENCE             Senior   Vice   President   -     March 31, 1997
-------------------------      Finance  and Chief  Financial
    K. G. Lawrence             Officer (Principal  Financial
                               and Accounting Officer)


     This annual report has also been signed below by C. A. McNeill, Jr., Attorney-in-Fact, on behalf of the following Directors on the date indicated:

          SUSAN W. CATHERWOOD                     JOSEPH C. LADD
          M. WALTER D'ALESSIO                     EDITHE J. LEVIT
          G. FRED DIBONA                          KINNAIRD R. MCKEE
          R. KEITH ELLIOTT                        JOSEPH J. MCLAUGHLIN
          RICHARD G. GILMORE                      JOHN M. PALMS
          RICHARD H. GLANTON                      RONALD RUBIN
          JAMES A. HAGEN                          ROBERT SUBIN
          NELSON G. HARRIS


By /s/ C. A. MCNEILL, JR.                                        March 31, 1997
---------------------------
C. A. McNeill, Jr., Attorney-in-Fact