Form 10-Q
period 1997-03-31
PECO ENERGY CO
filed 1997-05-14
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended...March 31, 1997..........

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

     The Company had 222,542,087 shares of common stock outstanding on
                                April 30, 1997.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              (Millions of Dollars)


                                                                                        3 Months Ended
                                                                                            March 31,
                                                                                     --------------------------------
                                                                                   1997                     1996
                                                                                ----------                 ----------

OPERATING REVENUES
     Electric                                                                   $   970.5                  $   973.7
     Gas                                                                            192.9                      196.8
                                                                                ----------                 ----------
TOTAL OPERATING REVENUES                                                          1,163.4                    1,170.5
                                                                                ----------                 ----------
OPERATING EXPENSES
     Fuel and Energy Interchange                                                    334.0                      299.5
Operation                                                                           224.4                      231.0
Maintenance                                                                          77.5                       85.4
Depreciation                                                                        142.5                      116.7
     Income Taxes                                                                    93.6                      103.9
     Other Taxes                                                                     83.0                       80.7
                                                                                ----------                 ----------
TOTAL OPERATING EXPENSES                                                            955.0                      917.2
                                                                                ----------                 ----------
OPERATING INCOME                                                                    208.4                      253.3
                                                                                ----------                 ----------
OTHER INCOME AND DEDUCTIONS
     Allowance for Other Funds Used
         During Construction                                                          2.4                        3.0
     Income Taxes                                                                     1.9                        0.6
     Other, net                                                                      (2.4)                      (3.0)
                                                                                ----------                 ----------
     TOTAL OTHER INCOME AND DEDUCTIONS                                                1.9                        0.6
                                                                                ----------                 ----------
INCOME BEFORE INTEREST CHARGES                                                      210.3                      253.9
                                                                                ----------                 ----------
INTEREST CHARGES
     Long-Term Debt                                                                  80.0                       88.7
     Company Obligated Mandatorily Redeemable
         Preferred Securities of a Partnership                                        6.7                        6.7
     Other Interest                                                                  12.8                       10.9
                                                                                ----------                 ----------
     TOTAL INTEREST CHARGES                                                          99.5                      106.3
     Allowance for Borrowed Funds
         Used During Construction                                                    (2.2)                      (2.7)
                                                                                ----------                 ----------
     NET INTEREST CHARGES                                                            97.3                      103.6
                                                                                ----------                 ----------
NET INCOME                                                                          113.0                      150.3
PREFERRED STOCK DIVIDENDS                                                             4.5                        4.5
                                                                                ----------                 ----------

EARNINGS APPLICABLE TO COMMON STOCK                                             $   108.5                  $   145.8
                                                                                ==========                 ==========
AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING  (Millions)                                                        222.5                      222.4

EARNINGS PER AVERAGE COMMON
SHARE  (Dollars)                                                                $    0.49                  $    0.65

DIVIDENDS PER COMMON SHARE  (Dollars)                                           $    0.45                  $   0.435



            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)


                                                                               March 31,                  December 31,
                                                                                 1997                      1996
                                                                           -------------               -------------
                                                                             (Unaudited)
ASSETS

UTILITY PLANT
Plant at Original Cost                                                       $   15,116.7                $   14,945.0
Less Accumulated Provision for Depreciation                                       5,177.2                     5,047.0
                                                                           -------------               -------------
                                                                                  9,939.5                     9,898.0
Nuclear Fuel, net                                                                   186.8                       199.6
Construction Work in Progress                                                       589.6                       661.8
Leased Property, net                                                                175.7                       182.1
                                                                           -------------               -------------
                                                                                 10,891.6                    10,941.5
                                                                           -------------               -------------
CURRENT ASSETS
Cash and Temporary Cash Investments                                                  39.7                        29.2
Accounts Receivable, net
     Customer                                                                        37.0                        19.2
     Other                                                                           70.2                        74.4
Inventories, at average cost
     Fossil Fuel                                                                     55.1                        84.6
     Materials and Supplies                                                         115.9                       119.8
Deferred Energy Costs - Gas                                                          18.1                        30.0
Other                                                                               190.6                        63.2
                                                                           -------------               -------------
                                                                                    526.6                       420.4
                                                                           -------------               -------------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                                                 2,355.3                     2,325.7
Deferred Limerick Costs                                                             349.3                       361.8
Deferred Non-Pension Postretirement Benefits Costs                                  229.8                       233.5
Deferred Energy Costs - Electric                                                     97.5                        92.0
Investments                                                                         465.7                       432.6
Loss on Reacquired Debt                                                             277.9                       283.8
Other                                                                               164.7                       169.3
                                                                           -------------               -------------
                                                                                  3,940.2                     3,898.7
                                                                             -------------               -------------
TOTAL                                                                        $   15,358.4                $   15,260.6
                                                                             =============               =============


            See Notes to Condensed Consolidated Financial Statements.

                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)


                                                                               March 31,                  December 31,
                                                                                 1997                      1996
CAPITALIZATION AND LIABILITIES                                             -------------               -------------
                                                                             (Unaudited)
CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                                                  $     3,517.1               $     3,517.6
     Other Paid-In Capital                                                            1.3                         1.3
Retained Earnings                                                                 1,135.4                     1,127.0
Preferred and Preference Stock
     Without Mandatory Redemption                                                   199.4                       199.4
     With Mandatory Redemption                                                       92.7                        92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                          302.2                       302.2
Long-Term Debt                                                                    3,936.2                     3,935.5
                                                                            -------------               -------------
                                                                                  9,184.3                     9,175.7
                                                                            -------------               -------------
CURRENT LIABILITIES
Notes Payable, bank                                                                 302.5                       287.5
Long-Term Debt Due Within One Year                                                  283.3                       283.3
Capital Lease Obligations Due Within One Year                                        52.5                        49.4
Accounts Payable                                                                    126.3                       213.0
Taxes Accrued                                                                       164.9                        71.5
Interest Accrued                                                                     88.4                        82.0
Dividends Payable                                                                    29.8                        22.4
Other                                                                               127.4                        94.3
                                                                            -------------               -------------
                                                                                  1,175.1                     1,103.4
                                                                            -------------               -------------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                           123.2                       132.7
Deferred Income Taxes                                                             3,767.5                     3,745.2
Unamortized Investment Tax Credits                                                  331.6                       336.1
Pension Obligation                                                                  224.5                       224.5
Non-Pension Postretirement Benefits Obligation                                      324.8                       315.1
Other                                                                               227.4                       227.9
                                                                            -------------               -------------
                                                                                  4,999.0                     4,981.5
                                                                            -------------               -------------
COMMITMENTS AND CONTINGENCIES (NOTE 7)
                                                                            -------------               -------------

TOTAL                                                                       $    15,358.4               $    15,260.6
                                                                            =============               =============


            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                                        3 Months Ended
                                                                                            March 31,
                                                                                    ---------------------------------
                                                                                   1997                     1996
                                                                                ----------                 ----------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                      $   113.0                $   150.3
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                                       149.9                    133.7
Deferred Income Taxes                                                                (4.7)                    39.5
Deferred Energy Costs                                                                 6.4                     (8.1)
Changes in Working Capital:
     Accounts Receivable                                                            (13.6)                     7.3
     Inventories                                                                     33.4                      8.2
     Accounts Payable                                                               (86.7)                   (59.6)
     Other Current Assets and Liabilities                                             5.5                    (67.6)
Other Items Affecting Operations                                                     18.0                     42.0
                                                                                ----------                 ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     221.2                    245.7
                                                                                ----------                 ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                                (101.4)                   (57.7)
Increase in Investments                                                             (33.1)                   (81.8)
                                                                                ----------                 ----------

NET CASH FLOWS USED BY INVESTING ACTIVITIES                                        (134.5)                  (139.5)
                                                                                ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                                            15.0                    174.9
Issuance of Common Stock                                                              -                       10.5
Repurchase of Common Stock                                                           (0.5)                     -
Issuance of Long-Term Debt                                                            -                       34.0
Retirement of Long-Term Debt                                                          -                     (184.4)
Loss on Reacquired Debt                                                               5.9                      6.7
Dividends on Preferred and Common Stock                                            (104.7)                  (104.3)
Change in Dividends Payable                                                           7.4                     10.3
Other Items Affecting Financing                                                       0.7                     (3.0)
                                                                                ----------                 ----------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                                         (76.2)                   (55.3)
                                                                                ----------                 ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                10.5                     50.9
                                                                                ----------                 ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     29.2                     20.6
                                                                                ----------                 ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    39.7                 $   71.5
                                                                                ==========                 ==========


            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of March 31, 1997 and for the three months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature, except for a one-time credit of $19 million to Fuel and Energy Interchange Expense on the Company's Income Statement for the three months ended March 31, 1996 to reflect a billing credit from a non-utility generator. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K).

2.       SHUTDOWN OF SALEM GENERATING STATION (SALEM)
         Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2 which are 42.59% owned by the Company, removed the units from service in the second quarter of 1995. At that time, PSE&G informed the Nuclear Regulatory Commission (NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues and NRC agreement that each unit is sufficiently prepared to restart. PSE&G estimates the projected restart of Unit No. 2 to occur in the third quarter of 1997 and of Unit No. 1 to occur in late 1997. Because the timing of restart of the Salem units is subject to satisfactory completion of the requirements of the restart plan, as determined by PSE&G and the NRC, no assurance can be given that the projected restart dates will be met. For additional information regarding the shutdown of Salem, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q.

         For the three months ended March 31, 1997 and 1996, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $29 and $18 million, respectively, of replacement power costs and $13 and $12 million, respectively, of Maintenance related to the shutdown of Salem. For the year ended December 31, 1997, the Company expects to incur and expense approximately $125 million for increased costs related to the shutdown.

3.       RATE MATTERS
         On April 1, 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier. The filing is required under the provisions of the Pennsylvania Electricity Generation Consumer Choice and Competition Act (Competition Act), which requires the unbundling of electric services into separate generation, transmission and distribution services with open retail competition for generation. The filing proposes, among other things, procedures to implement direct customer access, beginning in 1999, to all licensed electric generation suppliers; unbundled rates for generation, transmission, distribution and other services; and the recovery of $6.8 billion in net transition and stranded costs through a Competitive Transition Charge or Intangible Transition Charge.
         On January 22, 1997, the Company filed with the PUC an application under the Competition Act for securitizing $3.6 billion of stranded costs. On April 14, 1997, a PUC Administrative Law Judge (ALJ) issued a non-binding decision recommending that the Company's request to securitize a portion of its stranded costs at this time be denied. The ALJ's recommended decision was based on the insufficient time available for the PUC to evaluate the proposal under the expedited review provision expressly provided for in the Competition Act. In the event the PUC does not agree with the legal basis of his opinion, the ALJ alternatively recommended that the Company be authorized to securitize $328 million of its stranded costs at this time. On April 23, 1997, the Company filed exceptions to the recommended decision. On May 8, 1997, the PUC conducted a non-binding polling of the Commissioners regarding the Company's application. If the PUC adopts a final order consistent with the polling, the Company would be authorized to securitize $1.1 billion of its stranded and related transaction and use of proceeds costs at this time consisting of the following items: $607 million of generation plant; $373 million of regulatory assets; $96 million of 1996 deferred fuel balance; and $22 million of issuance and use-of-proceeds costs (for debt and preferred stock). The PUC is required to issue an order by May 22, 1997.
         The PUC Commissioners deferred without prejudice all other aspects of the Company's securitization application. The Company continues to believe that it will be given the opportunity for full recovery of its retail electric stranded costs. The Company expects that the PUC will consider any further securitization of stranded and other costs in connection with the Company's restructuring plan. Although an order regarding that filing is required by December 31, 1997, the Company has agreed to extend the time period for a PUC order to January 8, 1998. To the extent the Company is not ultimately permitted by the PUC to recover its retail electric stranded costs, this amount could result in a charge to earnings.
         For additional information regarding the Competition Act and the Company's securitization filing, see note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1996.

4.   NEW ACCOUNTING PRONOUNCEMENT
         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," to simplify the existing computational guidelines for the earnings per share (EPS) information provided in financial statements, to revise the disclosure requirements and to increase the comparability of EPS data on an international basis. The new standard is effective for fiscal years beginning after December 15, 1997. Adoption of SFAS No. 128 will not impact the Company's amount of EPS currently reported for financial statement purposes, and there would be no difference in the amounts calculated as basic EPS and dilutive EPS.

5.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it sold with limited recourse an undivided interest, adjusted daily, in up to $425 million of designated accounts receivable through November 14, 2000. At

March 31, 1997, the Company had sold a $425 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At March 31, 1997, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.43%.
         By the terms of this agreement, under certain circumstances, a portion of Limerick Generating Station (Limerick) deferred costs may be included in the pool of eligible receivables. At March 31, 1997, $21.1 million of Deferred Limerick Costs were included in the pool of eligible receivables.

6.       DECLARATORY ACCOUNTING ORDER
         On October 1, 1996, the Company implemented changes approved by the PUC to the estimated depreciable lives of certain of the Company's electric plant. As a result, depreciation and amortization on certain assets associated with Limerick increased by approximately $100 million per year while depreciation and amortization on certain other Company assets decreased by approximately $10 million per year, for a net increase of approximately $90 million per year. For the three months ended March 31, 1997, the Company expensed an additional $23 million of increased depreciation and amortization related to this order.

7.       COMMITMENTS AND CONTINGENCIES
         Except as described below, the information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent- fuel storage, energy purchases, environmental issues and litigation at March 31, 1997 is substantially the same as described in note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1996.
         As previously reported, the Company has identified 27 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. As of March 31, 1997, the Company had accrued $29 million for environmental investigation and remediation costs, including $16 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether such costs will be recoverable from third parties.

8.       SUBSEQUENT EVENTS
         On April 1, 1997, the Board of Directors authorized the repurchase of up to five million shares of the Company's common stock from time to time in open market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission.
                                     * * * *

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
FINANCIAL CONDITION
         The Company's future financial condition and its future operating results are substantially dependent upon the effects of the Pennsylvania Electricity Generation Consumer Choice and Competition Act (Competition Act) and other competitive initiatives. On April 1, 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier, including the recovery of $6.8 billion in net transition and stranded costs.
         In its restructuring filing, the Company estimates that its net electric generation-related costs at December 31, 1998 will be $9.7 billion including $2.6 billion of regulatory and other deferred charges, $32 million of other transition costs, $237 million of under-funded nuclear decommissioning costs and $127 million of costs for retiring fossil generating plants. The Company estimates that the market value of its existing generating facilities at December 31, 1998 will be $2.9 billion. This estimate is based on the expected net after-tax margin of each generating unit over its remaining life, discounted to a present value basis as of December 31, 1998 (at the Company's after-tax cost of capital of 8.41%). The Company's restructuring filing proposes the recovery of the resulting $6.8 billion of net stranded and transition costs over a period of up to ten years through annual competitive transition charges and/or intangible transition charges of approximately $1.4 billion. Under the provisions of the Competition Act, the Company's unbundled charges for transmission- and distribution- related services will be capped for 4-1/2 years from December 31, 1996; until recovery of the Company's net stranded and transition costs, the Company will be subject to a rate cap (which cannot extend beyond December 31, 2005) in which the total charges to customers for generation cannot exceed rates in place as of December 31, 1996, subject to certain exceptions.
         The Company continues to believe that it will be given the opportunity for full recovery of its retail electric stranded costs. The amount of recovery is subject to the decision of the PUC in the Company's restructuring filing. To the extent the Company is not ultimately permitted by the PUC to recover its retail electric stranded costs, this amount could result in a charge to earnings.
         The Company expects that its future liquidity and capital resources will be reduced as a result of the Competition Act. The Company is pursuing a strategy to reduce its stranded costs and the associated capitalization roughly in proportion to the current capitalization, which would reduce the Company's liquidity and capital resource requirements. The Company cannot predict the level of stranded-cost recovery which will be permitted under the Competition Act, the impact of any such recovery on the Company's capitalization or whether internally generated cash will continue to meet or exceed the Company's capital requirements and dividend payments.
                                                              * * * *
         Given the changing regulatory environment in the utility industry, the continued application of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" for regulated enterprises is receiving significant attention from the Securities and Exchange Commission (SEC). The Financial Accounting Standards Board, through its Emerging Issues Task Force (EITF), has undertaken the initiative to develop implementation guidance for SFAS No. 71 and SFAS No. 101, "Regulated Enterprises
- Accounting for the Discontinuance of SFAS No. 71." The EITF has announced its intention to discuss this issue at its May 22, 1997 meeting. The Company cannot predict the outcome of the deliberations on this accounting guidance.
                                     * * * *
         Total construction program expenditures, primarily for utility plant, are estimated to be $560 million for 1997 and $1.6 billion for the period 1998 through 2001. The estimated expenditures include the Company's share of the remaining expenditures relating to the replacement of Unit No. 1 steam generators, including installation and the cost of disposal of the four old steam generators at Salem Generating Station (Salem). For additional information, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q.
         The Company's construction program is subject to periodic review and revision to reflect changes in economic conditions and other appropriate factors. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.
         For the period 1997 through 2000, the Company also plans to invest approximately $200 to $300 million in new ventures, principally through its Telecommunications Group.
                                     * * * *
         For a discussion of commitments and contingencies relating to environmental matters, see note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1996 and note 7 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART 1. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."
                                     * * * *
         For the year ended December 31, 1997, the Company expects to incur replacement power and additional maintenance costs of approximately $125 million as a result of the Salem shutdown. See note 2 of Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS" and "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION."
                                     * * * *
         At March 31, 1997, the Company and its subsidiaries had outstanding $303 million of short-term borrowings, including $215 million of commercial paper. The Company has formal and informal lines of bank credit aggregating $275 million. At March 31, 1997, the Company and its subsidiaries had no short-term investments.
                                     * * * *
         The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended March 31, 1997 was 4.20 times compared to 5.07 times for the corresponding period in 1996. The Company's Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended March 31, 1997, was 2.38 times compared to 2.79 times for the corresponding period in 1996. For the three months ended March 31, 1997, the Company's Ratio of Earnings to Fixed Charges (SEC Method) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) were 3.24 times and 2.97 times, respectively, compared to 3.59 times and 3.33 times, respectively, for the corresponding period in 1996. See the Company's Annual Report on Form 10-K for the period ended December 31, 1996 (1996 Form 10-K) under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.
                                     * * * *
         On April 1, 1997, the Board of Directors authorized the repurchase of up to five million shares of the Company's common stock from time to time in open market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. The Company's repurchase of shares is not dependent on the proceedings currently before the PUC under the Competition Act.
                                     * * * *
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements which are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 3 and 7 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.
                                     * * * *
RESULTS OF OPERATIONS
EARNINGS
         Earnings per average common share outstanding for the three months ended March 31, 1997 were $0.49 per share compared to $0.65 per share for the corresponding period in 1996. The decline in first quarter 1997 earnings was due primarily to increased fuel and energy interchange expense of $0.09 per share, resulting primarily from additional interchange purchases needed for increased sales to other utilities and higher replacement power costs due to the shutdown of Salem; to milder weather conditions of $0.06 per share; and to increased depreciation of assets associated with Limerick Generating Station (Limerick) of $0.06 per share. These decreases were partially offset by lower operating and maintenance expenses at Company-operated nuclear plants and lower administrative and general expenses.
                                     * * * *
OPERATING REVENUES
         Electric revenues were substantially unchanged for the three months ended March 31, 1997 compared to the corresponding period in 1996. Residential, commercial and industrial revenues decreased slightly, primarily due to milder weather conditions, partially offset by increased revenue from increased sales to other utilities.
         Gas  revenues  decreased  2% for the three  months ended March 31, 1997 compared to 1996. The decrease was primarily due to reduced sales to interruptible customers as they switched to transportation service. This decrease was partially offset by higher revenues from sales to other commercial, house heating and residential customers due to higher fuel-clause revenues charged in 1997 compared to 1996, despite lower sales due to milder weather in 1997.
                                     * * * *
FUEL AND ENERGY INTERCHANGE EXPENSES
         Fuel and energy interchange expenses increased 12% for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to additional interchange purchases needed for increased sales to other utilities and higher replacement power costs resulting from the shutdown of Salem. Also contributing to this increase was a one-time billing credit in 1996 from a non-utility generator.
                                     * * * *
OPERATING AND MAINTENANCE EXPENSES
         Operating and maintenance expenses decreased 5% for the three months ended March 31, 1997 compared to the corresponding period in 1996. The decrease was primarily due to lower operating and maintenance expenses at the Company-operated nuclear plants and lower administrative and general expenses.
                                     * * * *
DEPRECIATION
         Depreciation expense increased 22% for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to increased depreciation and amortization of assets associated with Limerick.
                                     * * * *
INCOME TAXES
         Income taxes charged to operating expenses decreased 10% for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to a decrease in pre-tax income. The decrease was partially offset by reduced tax depreciation benefits from plant and regulatory assets which are not fully normalized for ratemaking.
                                     * * * *
OTHER TAXES
         Other taxes charged to operating expenses increased 3% for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to increased capital stock and payroll taxes. These increases were partially offset by decreased gross receipts taxes resulting from lower retail revenue and decreased real estate taxes.
                                     * * * *
OTHER INCOME AND DEDUCTIONS
         Other income and deductions were substantially unchanged for the three months ended March 31, 1997 compared to the corresponding period in 1996.
                                     * * * *
TOTAL INTEREST CHARGES
         Total interest charges decreased 6% for the three months ended March 31, 1997 compared to the corresponding period in 1996 primarily due to the Company's ongoing program to reduce and refinance higher-cost, long-term debt, partially offset by increased interest charges on short-term borrowings.
                                     * * * *
PREFERRED DIVIDENDS
     Preferred stock dividends were unchanged for the three months ended March 31, 1997 compared to the corresponding period in 1996.
                                     * * * *

                             PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
         As previously reported in the 1996 Form 10-K, on October 1, 1996, the United States Court of Appeals for the Third Circuit reversed a lower court ruling and held for the Company in a class action suit against the Company involving the Company's 1990 Early Retirement Plan. The plaintiffs' petition for review by the United States Supreme Court was denied on March 17, 1997.
                                     * * * *
         As previously reported in the 1996 Form 10-K, two shareholder derivative lawsuits have been filed against several present and former officers of the Company relating to the Company's past credit and collection practices. On April 21, 1997, the Supreme Court of Pennsylvania (Supreme Court) issued its opinion on the appeal regarding the issue of "whether the `business judgment rule' permits the board of directors of a Pennsylvania corporation to terminate derivative lawsuits brought by minority shareholders." The Supreme Court, in a unanimous opinion, held that the business judgment rule is the law of Pennsylvania, that the lower courts committed error and that an independent board may terminate shareholder derivative actions. The Supreme Court also established a procedure for determining whether the criteria for application of the business judgment rule have been met in a specific case, reversed the orders of the Court of Common Pleas and remanded the matter to the Court of Common Pleas for further proceedings consistent with its opinion.
                                     * * * *
         As previously reported in the 1996 Form 10-K, the Company and the three other co-owners of Salem filed suit in February 1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation seeking damages to recover the cost of replacing the steam generators at Salem Units No. 1 and No. 2. The case is scheduled to go to trial at the end of May 1997.
                                     * * * *
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 9, 1997, the Company held its 1997 Annual Meeting of Shareholders.

        The following Class I directors of the Company were re-elected for terms expiring in 2000:
                                            Votes For            Votes Withheld
         Richard G. Gilmore                 183,956,308                6,949,110
         Richard H. Glanton                 182,353,582                8,551,836
         Joseph J. McLaughlin               184,211,500                6,693,918
         Corbin A. McNeill, Jr.             184,334,741                6,570,677
         Robert Subin                       184,461,809                6,443,609

         The incumbent Class II directors, with terms expiring in 1998, are Susan W. Catherwood, G. Fred DiBona, Jr., R. Keith Elliott, John M. Palms and Joseph F. Paquette, Jr. The incumbent Class III directors, with terms expiring in 1999, are M. Walter D'Alessio, James A. Hagen, Kinnaird R. McKee and Ronald Rubin.
         Other items voted on by holders of common stock at the Annual Meeting were as follows:
     (1) The appointment of the firm of Coopers & Lybrand L.L.P., independent certified public accountants, as auditors of the Company for 1997, was approved with 187,387,615 common shares (84.20% of common shares outstanding) voting for; 1,450,476 common shares (0.65% of common shares outstanding) voting against; and 2,063,227 common shares (0.93% of common shares outstanding) abstaining;
     (2) A management proposal for approval of a Management Incentive Compensation Plan, to make the Awards performance-based in order to satisfy the requirements of Section 162(m) of the Internal Revenue Code and to provide flexibility in executive compensation practices as the electric utility industry becomes more competitive, was passed with 151,860,576 common shares (68.24% of common shares outstanding) voting for; 15,104,744 common shares (6.79% of common shares outstanding) voting against; 4,930,705 common shares (2.22% of common shares outstanding) abstaining; and 19,009,393 common shares (8.54% of common shares outstanding) broker non-votes;
     (3) A management proposal for approval of an amended Long-Term Incentive Plan, to make the Grants performance-based in order to satisfy the requirements of Section 162(m) of the Internal

                  Revenue   Code  and  to  provide   flexibility   in  executive
                  compensation   practices  as  the  electric  utility  industry
                  becomes more competitive,  was passed with 143,771,099  common shares  (64.60%  of common  shares  outstanding)  voting  for;
                  21,281,159 common shares (9.56% of common shares  outstanding)
                  voting  against;  5,407,059  common  shares  (2.43%  of common shares outstanding)  abstaining;  and 20,446,101 common shares
                  (9.19% of common shares outstanding) broker non-votes;
     (4)          A shareholder proposal requiring lawyers deriving compensation from a law firm providing legal services to the Company not be selected for the slate of endorsed candidates for director was defeated with 21,459,815 common shares (9.64% of common shares outstanding) voting for;  140,320,103 common shares (63.05% of common shares  outstanding)  voting against;  8,379,396 common shares (3.77% of common shares  outstanding)  abstaining;  and
                  20,746,104 common shares (9.32% of common shares  outstanding)
                  broker non-votes; and
     (5)          A  shareholder  proposal  for term  limits for  members of the
                  Board of  Directors  which  would  not  exceed  six  years was defeated with 13,942,453 common shares (6.27% of common shares outstanding) voting for;  147,952,386 common shares (66.48% of common shares  outstanding)  voting against;  8,564,475 common shares (3.85% of common shares  outstanding)  abstaining;  and
                  20,446,104 common shares (9.19% of common shares  outstanding)
                  broker non-votes.
                                     * * * *
ITEM 5.  OTHER INFORMATION
         As previously disclosed, Salem Units No. 1 and No. 2, operated by Public Service Electric and Gas Company (PSE&G), were taken out of service in the second quarter of 1995. PSE&G has informed the Company that the NRC Readiness Assessment Team Inspection for Unit No. 2, a requirement for Unit No. 2 restart, will commence in early June 1997. PSE&G expects that Salem Unit No. 2 will return to service in the third quarter of 1997. PSE&G expects that Salem Unit No. 1 will return to service in late 1997. Restart of each Salem Unit is subject to NRC approval. The cost of replacement of Unit No. 1 steam generators, including installation and the cost of disposal of the four old steam generators, is estimated to be $180 million (the Company's share is $77 million). The inability to successfully return these units to continuous, safe operation could have a material adverse effect on the Company's financial condition and results of operations.
         The Company expects to incur and expense approximately $125 million in 1997 for replacement power and operating and maintenance expense related to the Salem shutdown. The estimated cost of replacement power for Salem in 1997 is $95 million; the estimated cost of replacement power per Salem unit per month is $5 million. Operating and maintenance expense related to the shutdown of Salem for 1997 is still estimated to be $30 million.
                                     * * * *
         As previously reported in the Company's Current Report on Form 8-K dated February 27, 1997, the Company has made an offer to acquire from Cajun Electric Power Cooperative, Inc. (Cajun) a thirty percent ownership interest in River Bend Nuclear Station, a 936 megawatt unit which is majority owned and operated by subsidiaries of Entergy Corp. The Company would be entitled to the electric output from the unit in proportion to its ownership interest and would be responsible for sharing in ongoing costs proportionate to its interest. The offer is conditioned on, among other things, the receipt by the Company of a fund to fully cover the Company's estimated share of the costs of decommissioning the unit. On April 24, 1997, the Company's offer was submitted for approval to the United States Bankruptcy Court for the Middle District of Louisiana, which is overseeing the bankruptcy of Cajun.
                                     * * * *
         As  previously  reported in the  Company's  Current  Report on Form 8-K dated April 1, 1997, on that date, the Company filed with the PUC a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier. The filing is required under the provisions of the Competition Act, which requires the unbundling of electric services into separate generation, transmission and distribution services with open retail competition for generation. The filing proposes, among other things, procedures to implement direct customer access, beginning in 1999, to all licensed electric generation suppliers; unbundled rates for generation, transmission, distribution and other services; and the recovery of $6.8 billion in net transition and stranded costs through a Competitive Transition Charge or

Intangible Transition Charge, which will not increase customer bills. Under the Competition Act, the PUC is required to issue an order accepting, modifying, or rejecting the Company's restructuring plan by December 31, 1997. The Company has agreed to extend the time period for a PUC order to January 8, 1998. If the PUC rejects the Company's restructuring plan, the Company would be required to file a revised plan addressing the PUC's objections within 30 days of the PUC order and the PUC would be required to issue a final order within 45 days of the filing of the revised plan.
         As previously reported in the Company's Current Report on Form 8-K dated January 23, 1997, on January 22, 1997, the Company filed with the PUC an application for securitizing $3.6 billion of stranded costs. On April 14, 1997, a PUC Administrative Law Judge (ALJ) issued a non-binding decision recommending that the Company's request to securitize a portion of its stranded costs at this time be denied. The ALJ's recommended decision was based on the insufficient time available for the PUC to evaluate the proposal under the expedited review provision expressly provided for in the Competition Act. In the event the PUC does not agree with the legal basis of his opinion, the ALJ alternatively recommended that the Company be authorized to securitize $328 million of its stranded costs at this time. On April 23, 1997, the Company filed exceptions to the recommended decision. On May 8, 1997, the PUC conducted a non-binding polling of the Commissioners regarding the Company's application. If the PUC adopts a final order consistent with the polling, the Company would be authorized to securitize $1.1 billion of its stranded and related transaction and use of proceeds costs at this time consisting of the following items: $607 million of generation plant; $373 million of regulatory assets; $96 million of 1996 deferred fuel balance; and $22 million of issuance and use-of-proceeds costs (for debt and preferred stock). The PUC is required to issue an order by May 22, 1997.
         The PUC Commissioners deferred without prejudice all other aspects of the Company's securitization application. The Company expects that the PUC will consider any further securitization of stranded and other costs in connection with the Company's restructuring plan.
         For additional information regarding the Competition Act and the Company's securitization filing, see note 3 of Notes to Consolidated

Financial Statements for the year ended December 31, 1996.
                                     * * * *
         On March 27, 1997, gas competition legislation was introduced in the Pennsylvania General Assembly. The legislation calls for gas utilities to submit to the PUC restructuring plans that would totally unbundle natural gas supply from distribution service by April 1, 1999. As of that date, gas utilities would no longer provide traditional bundled sales service. Although the legislation is loosely modeled after the Competition Act, it is less complex and contains no provisions for pilots, phase-in, stranded costs, securitization, rate caps, or tax adjustments. Legislative hearings on the proposed legislation are scheduled for late May 1997.
                                     * * * *
         As previously reported in the 1996 Form 10-K, on October 2, 1995, the Utility Workers Union of America, AFL-CIO (UWUA), filed a petition seeking certification of a bargaining unit consisting of all production and maintenance employees of the Consumer Energy Services Group (CESG). On April 23, 1997, the National Labor Relations Board (NLRB) issued its decision that a bargaining unit consisting of job classifications with the Power Delivery and Customer Services Divisions of CESG would be appropriate. On April 30, 1997, the NLRB established May 21, 1997 as the date for the UWUA/CESG election. As a result of the restructuring of the Company, which will result in the combining of Power Delivery, Customer Service and the Gas Services Group into one organization, on May 2, 1997, the Company requested the NLRB to reconsider its decision regarding employees eligible to vote in the election and include employees in the Gas Services Group. On May 9, 1997, the Acting Regional Director of the NLRB denied the Company's request. On May 13, 1997, the Company appealed this decision to the NLRB in Washington, DC. The UWUA has filed a motion opposing the Company's appeal.
                                     * * * *
         As previously reported in the Current Report on Form 8-K dated April 25, 1997, the Company's Power Generation Group employees voted not to be represented by a union in secret balloting conducted by the NLRB. On May 6, 1997, the NLRB certified the results of this election.
                                     * * * *

         As previously reported in the 1996 Form 10-K, on July 9, 1996, the Company executed a consent decree in which the Company agreed to pay the New Jersey Department of Environmental Protection and Energy (NJDEPE) approximately $240,000 in exchange for a release from liability at the Gloucester Environmental Management Services, Inc. (GEMS) site. On January 2, 1997, the consent decree was entered with the United States District Court for the District of New Jersey. The Company has made the required payment to the NJDEPE.
                                     * * * *
         As previously reported in the 1996 Form 10-K, the Company was named as a defendant in the Superfund matter involving the Greer Landfill in South Carolina. The plaintiff's motion to dismiss the complaint against the Company was granted, although the third-party defendants' cross-claims against the Company remain. The Company is currently involved in settlement discussions with the third-party defendants.
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

(b)      Reports on Form 8-K (filed during the reporting period):

         Report, dated January 23, 1997, reporting information under "ITEM 5. OTHER EVENTS" relating to the Company's filing with the Pennsylvania Public Utility Commission regarding the Company's application for securitizing a portion of its stranded and other costs through the issuance of Transition Bonds.
         Report, dated January 24, 1997, reporting information under
                  "ITEM 5. OTHER EVENTS" relating to Salem Generating Station operated by Public Service Electric and Gas Company.

         Report, dated January 30, 1997, reporting information under
                 "ITEM 5. OTHER EVENTS" relating to Salem Generating Station operated by Public Service Electric and Gas Company.
         Report, dated February 21, 1997, reporting information under
                 "ITEM 5. OTHER EVENTS" relating to the National Labor Relations Board's decision regarding certification elections.
         Report, dated February 27, 1997, reporting information under
                 "ITEM 5.  OTHER  EVENTS"  relating  to the  Company  filing its
                 electric   competition   pilot  program,   the  National  Labor
                 Relations Board's order setting the date for a certification election and the Company's offer to purchase an interest in a nuclear operating facility.
         Report, dated March 25, 1997, reporting information under "ITEM 5. OTHER EVENTS" relating to the results of the National Labor Relations Board's certification election.

         Reports on Form 8-K (filed subsequent to the reporting period):

         Report, dated April 1, 1997, reporting information under
                 "ITEM 5. OTHER EVENTS" relating to the Company's intention to repurchase common stock and relating to the Company's filing
                 with  the   Pennsylvania   Public  Utility   Commission  of  a
                 comprehensive   restructuring  plan  detailing  the  Company's
                 proposed plan to implement full customer choice of electric generation supply.
         Report, dated April 14, 1997, reporting information under
                 "ITEM 5. OTHER EVENTS" relating to a recommended decision and an alternative recommendation issued by the Pennsylvania Public Utility Commission's Administrative Law Judge assigned to the
                 Company's   application  for  securitizing  a  portion  of  its
                 stranded and other costs.
         Report, dated April 25, 1997, reporting information under "ITEM 5. OTHER EVENTS" relating to the results of the National Labor Relations Board's certification election.

         Report, dated May 8, 1997, reporting information under "ITEM 5. OTHER
                 EVENTS" relating to the polling of the Pennsylvania Public Utility Commissioners regarding the Company's application for securitizing a portion of its stranded and other costs.
         Report, dated May 12, 1997, reporting information under "ITEM 1. LEGAL
                 PROCEEDINGS" relating to the settlement of the litigation regarding Salem Generating Station operated by Public Service Electric and Gas Company and reporting information under "ITEM
                 5. OTHER EVENTS" relating to the preliminary decision of the Pennsylvania Public Utility Commission regarding the Company's and other utilities' electric competition pilot programs.

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


Date:  May 14, 1997