Form 10-Q
period 1997-06-30
PECO ENERGY CO
filed 1997-08-11
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended...June 30, 1997..........

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

                                 Yes    X            No   ____
                                      -----              -

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         The Company had 222,542,087 shares of common stock outstanding on July 31, 1997.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              (Millions of Dollars)


                                               3 Months Ended             6 Months Ended
                                                 June 30,                     June 30,
                                           ----------------------      ----------------------
                                             1997         1996           1997         1996
                                           ---------    ---------      ---------    ---------
OPERATING REVENUES
     Electric                              $  943.4     $  915.4        $1,913.9    $1,889.1
     Gas                                       88.9         74.0           281.8       270.8
                                           ---------    ---------      ---------    ---------
     TOTAL OPERATING REVENUES               1,032.3        989.4         2,195.7     2,159.9
                                           ---------    ---------      ---------    ---------
OPERATING EXPENSES
     Fuel and Energy Interchange              266.1        211.3           600.1       510.8
     Operation                                223.1        230.5           447.5       461.5
     Maintenance                               73.2         89.7           150.7       175.1
     Depreciation                             147.6        116.4           290.1       233.1
     Income Taxes                              73.0         71.3           166.6       175.2
     Other Taxes                               72.6         74.3           155.6       155.0
                                           ---------    ---------      ---------    ---------
     TOTAL OPERATING EXPENSES                 855.6        793.5         1,810.6     1,710.7
                                           ---------    ---------      ---------    ---------
OPERATING INCOME                              176.7        195.9           385.1       449.2
                                           ---------    ---------      ---------    ---------
OTHER INCOME AND DEDUCTIONS
     Allowance for Other Funds Used
       During Construction                      5.1          3.0             7.5         6.0
     Salem Litigation Settlement               69.8            -            69.8         -
     Income Taxes                             (26.6)        (0.4)           24.7)        0.2
     Other, Net                                (6.7)        (0.2)           (9.1)       (3.2)
                                           ---------    ---------      ---------    ---------
     TOTAL OTHER INCOME AND DEDUCTIONS         41.6          2.4            43.5         3.0
                                           ---------    ---------      ---------    ---------
INCOME BEFORE INTEREST CHARGES                218.3        198.3           428.6       452.2
                                           ---------    ---------      ---------    ---------
INTEREST CHARGES
     Long-Term Debt                            79.7         81.4           159.7       170.1
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership    6.9          6.7            13.6        13.4
     Other Interest                            13.6         14.1            26.4        25.0
                                           ---------    ---------      ---------    ---------
     TOTAL INTEREST CHARGES                   100.2        102.2           199.7       208.5
     Allowance for Borrowed Funds
       Used During Construction                (4.7)        (2.7)           (6.9)       (5.4)
                                           ---------    ---------      ---------    ---------
     NET INTEREST CHARGES                      95.5         99.5           192.8       203.1
NET INOME                                     122.8         98.8           235.8       249.1
PREFERRED STOCK DIVIDENDS                       4.5          4.5             9.0         9.0
                                           ---------    ---------      ---------    ---------
EARNINGS APPLICABLE TO COMMON STOCK        $  118.3     $   94.3       $   226.8    $  240.1
                                           =========    =========      =========    =========

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING  (Millions)                  222.5        222.5           222.5       222.5

EARNINGS PER AVERAGE COMMON
     SHARE  (Dollars)                      $   0.53     $   0.43       $    1.02    $   1.08

DIVIDENDS PER COMMON SHARE  (Dollars)      $   0.45     $  0.435       $    0.90    $   0.87



            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)


                                                                                June 30,                  December 31,
                                                                                 1997                      1996
                                                                           -------------               -------------
                                                                             (Unaudited)
ASSETS

UTILITY PLANT
Plant at Original Cost                                                       $   15,208.8                $   14,945.0
Less Accumulated Provision for Depreciation                                       5,308.9                     5,047.0
                                                                            -------------               -------------
                                                                                  9,899.9                     9,898.0
Nuclear Fuel, net                                                                   171.5                       199.6
Construction Work in Progress                                                       613.6                       661.8
Leased Property, net                                                                172.9                       182.1
                                                                            -------------               -------------
                                                                                 10,857.9                    10,941.5
                                                                            -------------               -------------
CURRENT ASSETS
Cash and Temporary Cash Investments                                                  42.0                        29.2
Accounts Receivable, net
     Customer                                                                        18.6                        19.2
     Other                                                                          154.2                        74.4
Inventories, at average cost
     Fossil Fuel                                                                     64.0                        84.6
     Materials and Supplies                                                         112.4                       119.8
Deferred Energy Costs - Gas                                                           7.1                        30.0
Other                                                                               183.5                        63.2
                                                                            -------------               -------------
                                                                                    581.8                       420.4
                                                                            -------------               -------------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                                                 2,348.9                     2,325.7
Deferred Limerick Costs                                                             336.8                       361.8
Deferred Non-Pension Postretirement Benefits Costs                                  226.2                       233.5
Deferred Energy Costs - Electric                                                     99.4                        92.0
Investments                                                                         503.4                       432.6
Loss on Reacquired Debt                                                             272.0                       283.8
Other                                                                               164.5                       169.3
                                                                            -------------               -------------
                                                                                  3,951.2                     3,898.7
                                                                            -------------               -------------
TOTAL                                                                        $   15,390.9                $   15,260.6
                                                                            =============               =============


            See Notes to Condensed Consolidated Financial Statements.

                            (continued on next page)















                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)


                                                                                June 30,                  December 31,
                                                                                 1997                      1996
CAPITALIZATION AND LIABILITIES                                               -------------               -------------
                                                                             (Unaudited)
CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                                                  $     3,517.6               $     3,517.6
     Other Paid-In Capital                                                            1.2                         1.3
     Retained Earnings                                                            1,153.5                     1,127.0
Preferred and Preference Stock
     Without Mandatory Redemption                                                   199.4                       199.4
     With Mandatory Redemption                                                       92.7                        92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                          352.1                       302.2
Long-Term Debt                                                                    3,954.2                     3,935.5
                                                                             -------------               -------------
                                                                                  9,270.7                     9,175.7
                                                                             -------------               -------------
CURRENT LIABILITIES
Notes Payable, Bank                                                                 351.5                       287.5
Long-Term Debt Due Within One Year                                                  256.1                       283.3
Capital Lease Obligations Due Within One Year                                        54.4                        49.4
Accounts Payable  164.5                                                             213.0
Taxes Accrued                                                                        81.9                        71.5
Interest Accrued  80.8                                                               82.0
Dividends Payable 28.9                                                               22.4
Other                                                                               117.1                        94.3
                                                                             -------------               -------------
                                                                                  1,135.2                     1,103.4
                                                                             -------------               -------------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                           118.5                       132.7
Deferred Income Taxes                                                             3,759.5                     3,745.2
Unamortized Investment Tax Credits                                                  327.1                       336.1
Pension Obligation                                                                  224.5                       224.5
Non-Pension Postretirement Benefits Obligation                                      334.5                       315.1
Other                                                                               220.9                       227.9
                                                                             -------------               -------------
                                                                                  4,985.0                     4,981.5
                                                                             -------------               -------------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
                                                                             -------------               -------------

TOTAL                                                                       $    15,390.9               $    15,260.6
                                                                             =============               =============


            See Notes to Condensed Consolidated Financial Statements.








                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                                         6 Months Ended
                                                                                            June 30,
                                                                              ---------------------------------
                                                                                   1997               1996
                                                                                ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                      $   235.8          $   249.1
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                                       327.7              270.3
Deferred Income Taxes                                                               (11.7)              81.9
Deferred Energy Costs                                                                15.5                0.4
Salem Litigation Settlement                                                         (69.8)                -
Changes in Working Capital:
     Accounts Receivable                                                             (9.4)              28.6
     Inventories                                                                     28.0               15.1
     Accounts Payable                                                               (48.5)            (120.8)
     Other Current Assets and Liabilities                                           (88.3)            (144.9)
Other Items Affecting Operations                                                     35.9               54.8
                                                                                ----------         ----------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     415.2              434.5
                                                                                ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                                (245.9)            (165.1)
Increase in Investments                                                             (70.8)             (88.6)
                                                                                ----------          ----------

NET CASH FLOWS USED BY INVESTING ACTIVITIES                                        (316.7)            (253.7)
                                                                                ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                                            64.0              355.4
Issuance of Common Stock                                                              -                 10.7
Issuance of Long-Term Debt                                                           17.2               34.0
Retirement of Long-Term Debt                                                        (27.2)            (393.4)
Loss on Reacquired Debt                                                              11.8               12.8
Issuance of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership                                50.0                  -
Dividends on Preferred and Common Stock                                            (209.3)            (205.6)
Change in Dividends Payable                                                           6.5                9.8
Other Items Affecting Financing                                                       1.3               (0.5)
                                                                                ----------          ----------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                                         (85.7)            (176.8)
                                                                                ----------          ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                12.8                4.0
                                                                                ----------          ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     29.2               20.6
                                                                                ----------          ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    42.0           $   24.6
                                                                                ==========          ==========


            See Notes to Condensed Consolidated Financial Statements.



                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of June
30, 1997 and for the three and six months then ended are unaudited,  but include all adjustments  that PECO Energy Company  (Company)  considers  necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature except the settlement of the litigation  against Public Service
Electric  and  Gas  Company  (PSE&G)  with  respect  to the  shutdown  of  Salem
Generating   Station  (Salem)  described  in  note  2.  The  year-end  condensed consolidated  balance sheet data were derived from audited financial  statements but do not include all  disclosures  required by generally  accepted  accounting principles.  Certain  prior-year  amounts have been reclassified for comparative purposes.  These  notes  should  be  read  in  conjunction  with  the  Notes  to
Consolidated  Financial  Statements  in the  Company's  1996  Annual  Report  to
Shareholders,  which are  incorporated by reference in the Company's 1996 Annual
Report on Form 10-K for the year ended December 31, 1996.

2.       SHUTDOWN OF SALEM GENERATING STATION
         PSE&G, the operator of Salem Units No. 1 and No. 2 which are 42.59% owned by the Company, removed the units from service in the second quarter of 1995. At that time, PSE&G informed the Nuclear Regulatory Commission (NRC) that it had determined to keep the Salem units shut down pending review and resolution of certain equipment and management issues and NRC agreement that each unit is sufficiently prepared to restart.

         On August 6, 1997, PSE&G informed the Company that it received final approval from the NRC to restart Unit No. 2. PSE&G has indicated that it will begin restart activities and that it expects that Unit No. 2 will return to service in the third quarter of 1997. PSE&G expects that Unit No. 1 will return to service in late 1997. Because the timing of restart of the Salem units is subject to satisfactory completion of the requirements of the restart plan, as determined by PSE&G and the NRC, no assurance can be given that the projected restart dates will be met.

         In accordance with a May 9, 1997 settlement agreement, PSE&G has agreed to pay the Company $69.8 million to settle a suit filed on March 5, 1996 against PSE&G concerning the shutdown of Salem. The payment is due on December 31, 1997.
During June 1997, the Company recorded into income $69.8 million ($41.0 million net of income taxes) to reflect the settlement. The agreement also provides that if the outage exceeds 64 reactor months PSE&G will pay the Company $1.1 million per reactor unit month. A reactor unit month is a month during the current outage in which a unit is off-line. As of June 30, 1997, the Salem units have been shut down for a total of 50 reactor unit months.

     For additional  information  regarding the shutdown of Salem, see "PART II.
OTHER  INFORMATION.  ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form
10-Q.
         For the three and six months ended June 30, 1997, the Company  recorded in the accompanying  Statements of Income as Fuel and Energy Interchange $28 and
$57  million,   respectively,   of  replacement  power  costs  and  recorded  as
Maintenance $14 and $27 million,  respectively, of maintenance costs relating to the shutdown of Salem.  For the three and six months  ended June 30,  1996,  the
Company  recorded in the  accompanying  Statements  of Income as Fuel and Energy
Interchange $20 and $38 million,  respectively,  of replacement  power costs and recorded as Maintenance $19 and $31 million,  respectively, of maintenance costs relating to the shutdown of Salem.  For the year ending  December 31, 1997,  the
Company expects to incur and expense approximately $155 million of costs related to the shutdown.

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

         On July 18, 1997, the Company filed with the PUC rebuttal  testimony in its  restructuring  proceeding.  The  testimony  responds  to  previously  filed alternative  restructuring proposals submitted by various intervening parties in
the   proceeding.   Among  the   proposals   submitted   by   intervenors   were
recommendations that the PUC reduce the Company's recoverable costs and customer rates through  various  methods,  including but not limited to reductions to the
Company's estimated stranded generation costs; recommendations that shareholders absorb a percentage  of stranded  generation  costs;  and  recommendations  that shareholders  forgo  a  return  on  their  investment.  The  rebuttal  testimony quantifies  the Company's  estimate of the impact of the proposals on its future financial condition and results of operations.

         On July 30, 1997, the Company and various other parties filed with the PUC a Motion for Continuance of Hearings in the Company's Restructuring
Proceeding. The purpose of the two-week continuance is to facilitate the discussions among parties to produce an acceptable settlement of various issues.
The PUC granted the Motion on July 31, 1997. The Company cannot predict whether these discussions will produce an acceptable settlement.

         The Company cannot predict what decision the PUC will ultimately reach in the Company's restructuring proceeding or what impact that decision will ultimately have on the Company's future financial condition, results of operations or the common stock dividend. The PUC is scheduled to issue a final decision in the case in January 1998.

         On January  22,  1997,  the Company  filed with the PUC an  application under the  Competition  Act to securitize $3.6 billion of stranded costs. On May
22, 1997,  the PUC issued an order  authorizing  the Company to securitize  $1.1 billion of its stranded  and related  transaction  and use of proceeds  costs at this  time.  Thirteen  intervenors  subsequently  appealed  the PUC's  decision.
Issuance of transition bonds by the Company will depend on the resolution of all pending  appeals  and the  satisfactory  issuance  of a  pending  ruling  by the
Internal Revenue Service.

         For additional information regarding the Competition Act and the Company's securitization filing, see note 3 of Notes to Consolidated Financial
Statements for the year ended December 31, 1996.

4.    NEW ACCOUNTING PRONOUNCEMENTS
         Given the changing regulatory  environment in the utility industry, the continued  application of Statement of Financial Accounting Standards (SFAS) No.
71,  "Accounting  for the Effects of Certain Types of Regulation"  for regulated enterprises is receiving  significant attention from the Securities and Exchange
Commission (SEC). The Financial  Accounting Standards Board (FASB) is addressing the matter  through  its  Emerging  Issues  Task Force  (EITF)  Issue No.  97-4,
"Deregulation  of the Pricing of Electricity - Issues Related to the Application
of FASB  Statements  No. 71,  Accounting  for the  Effects  of Certain  Types of
Regulation,   and  No.  101,   Regulated   Enterprises  -  Accounting   for  the
Discontinuation  of Application of FASB Statement No. 71." The EITF  tentatively agreed  that a) an entity  should  cease to apply  SFAS No. 71 no later than the date the specific  deregulation plan is enacted and the details of that plan are known,  and b) both stranded costs and regulated  assets and liabilities  should continue to be  recognized to the extent that the  transition  plan provides for their recovery through the regulated  transmission  and distribution  portion of the  business.  In addition,  the EITF  tentatively  agreed that these  entities should separately disclose  information about both the regulated and unregulated portions of their business. This does not preclude discontinuation at an earlier point in time if the entity does not believe  that it meets the criteria of SFAS
No. 71. The Company  believes that it continues to meet the criteria of SFAS No.
71.

         In June 1997,  the FASB issued SFAS No. 130,  "Reporting  Comprehensive
Income" to establish standards for reporting and display of comprehensive income and its components in financial statements.  The new standard requires an entity to a)  classify  items of  other  comprehensive  income  by  their  nature  in a
financial   statement   and  b)  display  the   accumulated   balance  of  other
comprehensive  income  separately from retained  earnings and additional paid in capital in the equity  section of a statement  of  financial  position.  The new standard is effective for fiscal years  beginning  after  December 15, 1997. The
Company  will  adopt  SFAS No.  130 in 1998.  Adoption  of SFAS No. 130 will not materially  affect the Company's  financial  condition or results of operations.
The Company is evaluating the impact on its disclosures.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related  Information" to establish  standards for reporting information  about  operating  segments in annual  financial  statements  and to require reporting of selected  information  about operating  segments in interim financial  reports issued to  shareholders.  It also  establishes  standards for related  disclosures about products and services,  geographical  areas and major customers.  The new  standard is  effective  for fiscal  years  beginning  after
December  15,  1997.  Adoption  of SFAS No. 131 will not  materially  affect the
Company's  financial  condition  or  results  of  operations.   The  Company  is
evaluating the impact on its operating segment disclosures.

5.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell with limited recourse an undivided  interest,  adjusted daily, in up to $425 million of designated  accounts  receivable  through  November 14,
2000. At June 30, 1997, the Company had sold a $425 million interest in accounts
receivable   under  this   agreement.   The  Company   retains   the   servicing
responsibility  for these  receivables.  At June 30,  1997,  the average  annual service-charge  rate,  computed on a daily basis on the portion of the  accounts receivable sold but not yet collected, was 5.61%.

         By terms of this agreement, under certain circumstances, a portion of Limerick Generating Station (Limerick) deferred costs may be included in the pool of eligible receivables. At June 30, 1997, $19.4 million of Deferred
Limerick Costs were included in the pool of eligible receivables.

6.       DECLARATORY ACCOUNTING ORDER
         On October 1, 1996, the Company implemented changes approved by the PUC to the estimated  depreciable lives of certain of the Company's  electric plant.
As a result,  depreciation  and  amortization on certain assets  associated with
Limerick increased by approximately $100 million per year while depreciation and amortization  on certain other Company  assets  decreased by  approximately  $10 million per year, for a net increase of approximately  $90 million per year. For the three and six months ended June 30, 1997, the Company expensed an additional
$23 and $46 million,  respectively,  for increased depreciation and amortization related to this order.

7.       STOCK REPURCHASE
         On June 23, 1997, the Company's Board of Directors authorized the repurchase of up to twenty million shares of its common stock from time to time through open market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. This authorization is in addition to the authorization granted by the Board in April 1997 to repurchase up to five million shares of common stock pursuant to the April authorization.

         The Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements were settled on a net share basis at June 30, 1997, the Company would have received approximately 310,000 shares of Company common stock.

8.       COMMITMENTS AND CONTINGENCIES
         Except as described below, the information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy purchases, environmental issues and litigation at June 30, 1997 is substantially the same as described in note 4 of Notes to Consolidated
Financial Statements for the year ended December 31, 1996.

         As previously reported, the Company has identified 27 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. As of June 30, 1997, the Company had accrued $29 million for environmental investigation and remediation costs, including $15 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         The Company periodically reviews its investments to determine that they are properly valued in its financial statements.  Due to circumstances  involved
in  the  Federal   Communication   Commission's   auctioning   of  the  personal
communications  systems  "C-block"  licenses,  the Company  continues to closely monitor the value of its  telecommunications  investments.  The Company believes
that  these   investments  are  not  impaired,   but  will  continue  to  assess
developments in this area.




     ITEM 2.  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF FINANCIAL  CONDITION AND
                             RESULTS OF OPERATIONS
FINANCIAL CONDITION
         The  Company's  future  financial  condition  and its future  operating results  are  substantially  dependent  upon  the  effects  of the  Pennsylvania
Electricity Generation Consumer Choice and Competition Act (Competition Act) and
other  competitive  initiatives.  On April 1, 1997,  the Company  filed with the
Pennsylvania Public Utility Commission (PUC) a comprehensive  restructuring plan detailing its proposal to implement full customer choice of electric  generation supplier,  including the recovery of $6.8 billion in net transition and stranded costs.  The Company's filing proposes to collect the net transition and stranded costs over a period of up to ten years  through  annual  competitive  transition charges  and/or  intangible  transition  charges.  Under the  provisions  of the
Competition  Act,  the  Company's   unbundled   charges  for  transmission-  and
distribution-related  services  will be capped for 4-1/2 years from December 31,
1996;  until  recovery of the Company's net stranded and transition  costs,  the
Company will be subject to a rate cap (which cannot  extend beyond  December 31,
2005) in which the total charges to customers for generation cannot exceed rates in place as of December 31, 1996, subject to certain exceptions.

         On July 30, 1997, the Company and various other parties filed with the PUC a Motion for Continuance of Hearings in the Company's Restructuring
Proceeding. The purpose of the two-week continuance is to facilitate the discussions among parties to produce an acceptable settlement of various issues.
The PUC granted the Motion on July 31, 1997. The Company cannot predict whether these discussions will produce an acceptable settlement.

         The Company believes that it will be given the opportunity for full recovery of its retail electric stranded costs. The amount of recovery is subject to the decision of the PUC in the Company's restructuring proceeding.
The Company's financial condition and results of operations could be materially effected to the extent the Company is not ultimately permitted to recover its retail electric stranded costs.

         The Company expects that its future liquidity and capital resources will be reduced as a result of the Competition Act. The Company is pursuing a strategy to reduce its stranded costs and the associated capitalization, which would reduce the Company's liquidity and capital resource requirements. The
Company cannot predict the level of stranded-cost recovery which will be permitted under the Competition Act, the impact of any such recovery on the Company's capitalization or whether internally generated cash will continue to meet or exceed the Company's capital requirements and dividend payments.

                                     * * * *

         Given the changing regulatory environment in the utility industry, the continued application of Statement of Financial Accounting Standards No. 71,
"Accounting for the Effects of Certain Types of Regulation" for regulated enterprises is receiving significant attention from the Securities and Exchange
Commission (SEC). The Financial Accounting Standards Board (FASB) is addressing the matter through its Emerging Issues Task Force Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB
Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises - Accounting for the Discontinuation of
Application of FASB Statement No. 71." For additional  information see note 4 of
Notes to Condensed Consolidated Financial Statements in this Quarterly Report on
Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

                                     * * * *

         On July 18, 1997, the Company filed with the PUC rebuttal testimony in its restructuring proceeding. The testimony responds to previously filed alternative restructuring proposals submitted by various intervening parties in the proceeding. The rebuttal testimony quantifies the Company's estimate of the impact of the proposals on its future financial condition and results of operations. The PUC is scheduled to issue a final decision in the case in January 1998. For further information, see note 3 of Notes to Condensed
Consolidated  Financial  Statements in this Quarterly  Report on Form 10-Q under
"PART I. FINANCIAL INFORMATION.  ITEM 1. FINANCIAL STATEMENTS" and the Company's
Current Report on Form 8-K dated July 18, 1997.

                                     * * * *

         Total  construction  expenditures,  primarily  for utility  plant,  are estimated  to be $560  million  for 1997 and $1.6  billion  for the period  1998 through 2001.  The  estimated  expenditures  include the Company's  share of the remaining  expenditures  relating to the replacement of Salem Generating Station
(Salem)  Unit No. 1 steam  generators,  including  installation  and the cost of disposal of the four old steam generators.

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

                                     * * * *

         For  a  discussion  of  commitments  and   contingencies   relating  to
environmental  matters, see note 4 of Notes to Consolidated Financial Statements for  the  year  ended  December  31,  1996  and  note 8 of  Notes  to  Condensed
Consolidated  Financial  Statements in this Quarterly  Report on Form 10-Q under
"PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS."

                                     * * * *

     For the  year  ended  December  31,  1997,  the  Company  expects  to incur replacement power and additional maintenance costs of approximately $155 million as a result of the Salem shutdown. See note 2 of Notes to Condensed Consolidated
Financial  Statements  in this  Quarterly  Report  on Form 10-Q  under  "PART I.
FINANCIAL  INFORMATION.  ITEM 1.  FINANCIAL  STATEMENTS"  and  "PART  II.  OTHER
INFORMATION. ITEM 5. OTHER INFORMATION."
                                     * * * *

         The Company has and will continue to make modifications to its computer software systems and applications to ensure that year 2000 transactions can be processed. Expenditures for these modifications will be expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

                                     * * * *

         On  June  5,  1997,  the  Indiana  County   (Pennsylvania)   Industrial
Development  Authority  issued for the  benefit of the  Company  $17.24  million floating rate, tax-exempt pollution control bonds due June 1, 2027. The proceeds from the  issuance of the bonds were used on June 10, 1997 to refund  short-term tax-exempt bank loans.

                                     * * * *

         On June 6, 1997, the Company issued $50 million of Trust Receipts, representing 8% Cumulative Monthly Income Preferred Securities, Series C, through PECO Energy Capital Trust II (Trust). The sole assets of the Trust are
8% Cumulative  Monthly  Income  Preferred  Securities,  Series C, issued by PECO
Energy Capital L.P., a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner. Proceeds from the issuance will be used by the Company in connection with its redemption of $50 million aggregate liquidation value of the Company's outstanding depositary shares each representing a one-fourth interest in a share of $7.96 Cumulative
Preferred Stock, after such depositary shares become subject to redemption at the election of the Company on October 1, 1997.


                                     * * * *

         At June 30, 1997, the Company and its subsidiaries had outstanding $352 million of notes  payable,  including  $264  million of  commercial  paper.  The
Company has formal and informal lines of bank credit  aggregating  $275 million.
At  June  30,  1997,  the  Company  and  its   subsidiaries  had  no  short-term
investments.

                                     * * * *

         The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended June 30, 1997 was 4.31 times compared to 4.72 times for the corresponding period in 1996. The Company's Ratio of Earnings to Combined
Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended June 30, 1997, was 2.35 times compared to 2.63 times for the corresponding period in 1996. For the six months ended June 30, 1997, the Company's Ratio of Earnings to Fixed Charges (SEC Method) (Exhibit 12-1) and
Ratio of Earnings to Combined Fixed Charges and Preferred  Stock  Dividends (SEC
Method) (Exhibit 12-2) were 3.32 times and 3.05 times, respectively, compared to
3.20 times and 2.97 times,  respectively,  for the corresponding period in 1996.
See the  Company's  Annual  Report on Form 10-K for the year ended  December 31,
1996 (1996 Form 10-K) under "PART I. ITEM 1.  BUSINESS-Capital  Requirements and
Financing Activities," for a discussion of the ratio methods.

                                     * * * *

         On June 23, 1997, the Company's Board of Directors authorized the repurchase of up to twenty million shares of its common stock from time to time through open market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. This authorization is in addition to the authorization granted by the Board in April 1997 to repurchase up to five million shares of common stock pursuant to the April authorization.

         The Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements were settled on a net share basis at June 30, 1997, the Company would have received approximately 310,000 shares of Company common stock.

                                     * * * *

         Except for the historical  information contained herein, certain of the
matters   discussed  in  this  Quarterly   Report  on  Form  10-Q  (Report)  are
forward-looking  statements  which are subject to risks and  uncertainties.  The factors  that could cause  actual  results to differ  materially  include  those discussed  herein  as well as  those  listed  in  notes  2, 3 and 8 of  Notes to
Condensed  Consolidated  Financial Statements and other factors discussed in the
Company's  filings  with the  SEC.  Readers  are  cautioned  not to place  undue reliance on these forward-looking statements, which speak only as of the date of this  Report.  The Company  undertakes  no  obligation  to publicly  release any revision to these forward-looking  statements to reflect events or circumstances after the date of this Report.

                                     * * * *

RESULTS OF OPERATIONS
EARNINGS
         Earnings per average common share outstanding for the three and six months ended June 30, 1997 were $0.53 and $1.02 per share, respectively, compared to $0.43 and $1.08 per share for the corresponding periods in 1996. The increase in second quarter 1997 earnings was due primarily to the recognition of the settlement of litigation arising from the Salem outage, which added $0.18 per share, and from lower operating and maintenance costs, which added $0.05 per share. Offsetting these benefits were increased depreciation of $0.08 per share primarily resulting from the increase in depreciation and amortization of assets associated with Limerick Generating Station (Limerick); the negative effects of cooler weather compared to last year of $0.03 per share; and additional fuel costs resulting from the ongoing shutdown of Salem of $0.02 per share.
         The decline in earnings for the six months ended June 30, 1997 was primarily due to increased depreciation of $0.15 per share primarily resulting from the increase in depreciation and amortization of assets associated with Limerick; milder weather conditions compared to last year of $0.09 per share;
and ongoing costs resulting from the shutdown of Salem of $0.04 per share. These decreases were partially offset by the recognition of the Salem litigation settlement of $0.18 per share and lower operating and maintenance costs, which added $0.09 per share. The balance is primarily due to reduced tax depreciation benefits from plant and regulatory assets which are not fully normalized for ratemaking.

                                     * * * *

OPERATING REVENUES
         Electric  revenues  increased  3% and 1% for the three  and six  months ended June 30, 1997, respectively, compared to the corresponding periods in 1996 primarily  due to higher sales to other  utilities.  This increase was partially
offset  by  lower  residential   revenues,   primarily  due  to  milder  weather
conditions.

         Gas  revenues  increased  20% and 4% for the three and six months ended
June 30, 1997, respectively, compared to the corresponding periods in 1996. The increase was primarily due to higher revenues from sales to commercial, house heating and residential customers due to higher purchased gas-clause revenues charged in 1997 compared to 1996, partially offset by lower sales due primarily to milder weather conditions in 1997. For the six months ended June 30, 1997, this increase was partially offset by reduced sales to interruptible customers as they switched to transportation service.

                                     * * * *

FUEL AND ENERGY INTERCHANGE EXPENSES
         Fuel and energy interchange expenses increased 26% and 17% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996 primarily due to additional interchange purchases needed for increased sales to other utilities and higher replacement power costs resulting from the shutdown of Salem. Also contributing to the six-month increase was a one-time billing credit in 1996 from a non-utility generator.

                                     * * * *

OPERATING AND MAINTENANCE EXPENSES
         Operating and maintenance expenses decreased 7% and 6% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996. The decreases were primarily due to lower electric distribution system operating and maintenance expenses, lower operating and maintenance expenses at Company-operated nuclear plants and lower administrative and general expenses.

                                     * * * *

DEPRECIATION
         Depreciation expense increased 27% and 24% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996 primarily due to increased depreciation and amortization of assets associated with Limerick.

                                     * * * *

INCOME TAXES
         Income taxes charged to operating  expenses  increased 2% for the three months  ended June 30,  1997  compared to the  corresponding  period in 1996 and
decreased  5%  for  the  six  months  ended  June  30,  1997   compared  to  the
corresponding  period in 1996.  The increase for the three months ended June 30,
1997 was  primarily  due to reduced  tax  depreciation  benefits  from plant and regulatory  assets  which are not fully  normalized  for  ratemaking,  partially offset by a decrease in pre-tax  income.  The  decrease for the six months ended
June 30,  1997 was  primarily  due to a decrease  in pre-tax  income,  which was partially offset by reduced tax depreciation  benefits from plant and regulatory assets which are not fully normalized for ratemaking.

                                     * * * *

OTHER TAXES
         Other taxes charged to operating expenses decreased 2% for the three months ended June 30, 1997 compared to the corresponding period in 1996 and were substantially unchanged for the six months ended June 30, 1997 compared to the corresponding period in 1996. The decrease for the three months ended June 30, 1997 was primarily due to decreased payroll taxes.

                                     * * * *

OTHER INCOME AND DEDUCTIONS
         Other income and deductions increased substantially for the three and six months ended June 30, 1997 compared to the corresponding periods in 1996.
This increase was primarily due to the  settlement  reached with Public  Service
Electric and Gas Company (PSE&G) in the second quarter of 1997 related to the shutdown of Salem.

                                     * * * *

NET INTEREST CHARGES
         Net interest charges decreased 4% and 5% for the three and six months ended June 30, 1997, respectively, compared to the corresponding periods in 1996 primarily due to the Company's ongoing program to reduce and refinance higher-cost, long-term debt. For the six months ended June 30, 1997, this decrease was partially offset by increased interest charges on short-term borrowings.

                                     * * * *

PREFERRED DIVIDENDS
     Preferred stock dividends were unchanged for the three and six months ended
June 30, 1997 compared to the corresponding period in 1996.

                                     * * * *




                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         As previously  reported in the 1996 Form 10-K, on October 1, 1996,  the
United States Court of Appeals for the Third Circuit (Third Circuit) reversed a lower court ruling and held for the Company in a class action suit against the Company involving the Company's 1987 amendment to the Company's Service Annuity
Plan. Three plaintiffs who were members of the class filed a motion for reconsideration with the Third Circuit, which was denied. On July 31, 1997 the plaintiffs filed a petition for review with the United States Supreme Court.

                                     * * * *

         As previously reported in the 1996 Form 10-K, the Company and the three other co-owners of Salem filed suit in February 1996 in the United States
District  Court for the  District of New Jersey  against  Westinghouse  Electric
Corporation seeking damages to recover the cost of replacing the steam generators at Salem Units No. 1 and No. 2. The case is still in discovery.

                                     * * * *

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Information regarding the submission of matters to a vote of security holders was presented in the Quarterly Report on Form 10-Q for the quarter ended
March 31, 1997 (March 31, 1997 Form 10-Q).

                                     * * * *

ITEM 5.  OTHER INFORMATION
         On May 9, 1997, the Nuclear Regulatory Commission (NRC) issued its periodic Systematic Assessment of Licensee Performance (SALP) for Limerick for the period April 2, 1995 to March 29, 1997. Limerick achieved ratings of "1," the highest of the three rating categories, in the areas of Operations, Maintenance and Plant Support. The area of Engineering achieved a rating of "2."

         The NRC stated that the overall performance of Limerick remained excellent. Strong management involvement and conservative decision making were exhibited in day-to-day activities. Self-assessment and quality assurance activities continued to be effective. The Performance Enhancement Process continued to be an effective program for identifying, evaluating and correcting issues with appropriate thresholds and priorities. Oversight and independent review committees contributed to the corrective actions program effectiveness.

         While noting strengths in design, analysis and modifications, the NRC stated that earlier engineering intervention could have prevented equipment problems that resulted in a number of plant trips and forced shutdowns. The NRC also noted that management has recognized this performance weakness and has initiated remedial actions. The Company continues to take actions to improve performance at Limerick.

         On July 17,  1997,  the NRC issued its  periodic  SALP Report for Peach
Bottom Atomic Power Station  (Peach  Bottom) for the period  October 15, 1995 to
June 7,  1997.  Peach  Bottom  achieved  ratings  of "1," in the  areas of Plant
Operations, Maintenance and Plant Support. The area of Engineering achieved a rating of "2." Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. The NRC stated that station management provided excellent oversight and control of engineering activities throughout the period.
The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillances, and tests were not consistent with the design and licensing bases. The Company continues to take actions to improve performance at Peach Bottom.

                                     * * * *

     As  previously  disclosed,  Salem Units No. 1 and No. 2, operated by PSE&G, were  taken out of service  in the  second  quarter of 1995.  On August 6, 1997,
PSE&G  informed  the Company  that it received  final  approval  from the NRC to restart Unit No. 2. PSE&G has indicated  that it will begin  restart  activities and that it expects that Unit No. 2 will return to service in the third  quarter of 1997.  PSE&G  expects  that Unit No. 1 will  return to  service in late 1997.
Restart  of Unit  No.  1 is also  subject  to NRC  approval.  The  inability  to successfully  return  these units to  continuous,  safe  operation  could have a material  adverse  effect on the  Company's  financial  condition and results of operations.
                                     * * * *

         On March 27, 1997, gas competition legislation was introduced in the Pennsylvania General Assembly. The legislation calls for gas utilities to submit restructuring plans to the PUC that would totally unbundle natural gas supply from distribution service by April 1, 1999. As of that date, gas utilities would no longer provide traditional bundled sales service. Although the legislation is loosely modeled after the electric competition legislation, it is less complex and contains no provisions for pilots, phase-in, stranded costs, securitization, rate caps, or tax adjustments. Legislative hearings on the proposed legislation are ongoing and are scheduled through the third quarter of 1997.

                                     * * * *

         As  previously  reported in the March 31,  1997 Form 10-Q,  the Utility
Workers Union of America (UWUA) had filed objections, which were subsequently withdrawn, to the March 24, 1997 election conducted by the National Labor
Relations Board (NLRB) in which PECO Nuclear employees voted not to be represented by a union. In addition, the UWUA had filed unfair labor practice charges with the NLRB. On July 23, 1997, the NLRB certified the results of the election. The NLRB, however, has issued a complaint against the Company regarding the unfair labor practice charges. A hearing before an administrative law judge is set for December 1, 1997.

                                     * * * *

         As previously  reported in the Current Report on Form 8-K dated May 22,
1997, the Company's Consumers Energy Services Group employees voted not to be represented by a union in secret balloting conducted by the NLRB. On June 2, 1997, the NLRB certified the results of this election.

                                     * * * *

     On May 23, 1997,  the Company's  Board of Directors  elected  President and
Chief Executive Officer,  Corbin A. McNeill,  Jr., to the additional position of
Chairman of the Board. Mr. McNeill assumed the position on July 1, 1997, and succeeded Joseph F. Paquette, Jr., who retired from the Company. Mr. Paquette will remain on the Board of Directors and will serve as Chairman of the Board's
Executive Committee.

                                     * * * *

         On July 15, 1997, the Company's single-hour peak load reached 7,390 megawatts (MW), surpassing the previous peak of 7,244 MW set on August 4, 1995.
Also, on July 15, 1997, the  single-hour  peak load for the PJM  Interconnection
L.L.C. reached 49,820 MW. The PJM's previous peak was 48,750 MW set on August 2,
1995.

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

(b)      Reports on Form 8-K filed during the reporting period:
         Report, dated April 1, 1997, reporting information under
                  "ITEM 5. OTHER EVENTS" relating to the Company's  intention to repurchase  common stock and relating to the Company's  filing
                  with  the   Pennsylvania   Public  Utility   Commission  of  a
                  comprehensive   restructuring  plan  detailing  the  Company's
                  proposed plan to implement  full  customer  choice of electric generation supply.

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






         Report, dated April 25, 1997, reporting information under
                 "ITEM 5. OTHER EVENTS"  relating to the results of the National
                 Labor  Relations   Board's   certification   election  for  the
                 Company's Power Generation Group.

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

         Report, dated May 22, 1997, reporting  information under "ITEM 5. OTHER
                 EVENTS" relating to the results of the National Labor Relations
                 Board's  certification  election  for  the  Company's  Consumer
                 Energy Services Group, and also under "ITEM 5. OTHER EVENTS", relating to the Pennsylvania Public Utility Commission's order allowing the Company to securitize $1.1 billion of its stranded and other costs.

         Report, dated June 23, 1997, reporting information under "ITEM 5. OTHER
                 EVENTS" relating to the Company's intention to repurchase its common stock.

         Report, dated June 24, 1997, reporting information under "ITEM 5. OTHER
                 EVENTS" relating to the formation of EnergyOne, L.L.C.


         Reports on Form 8-K filed subsequent to the reporting period:


         Report,  dated July 10,  1997,  reporting  information  under  "ITEM 5.
                  OTHER EVENTS" relating to the Company's decision to terminate an offer to purchase an interest in River Bend Nuclear
                  Station.

         Report, dated July 18, 1997, reporting information under "ITEM 5. OTHER
                 EVENTS" regarding the Company's filing of rebuttal testimony with the Pennsylvania Public Utility Commission supporting its comprehensive restructuring plan to implement full customer choice of electric generation supply.

         Report, dated July 31, 1997, reporting information under "ITEM 5.
                  OTHER EVENTS"  regarding a motion filed with the  Pennsylvania
                  Public Utility Commission for a continuance of hearings in the Company's restructuring proceeding.





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

Date:  August 11, 1997










