Form 10-Q
period 1997-09-30
PECO ENERGY CO
filed 1997-10-31
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended...September 30, 1997..........

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

     The Company had 222,542,087 shares of common stock outstanding on September 30, 1997.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              (Millions of Dollars)

                                                            3 Months Ended               9 Months Ended
                                                            September 30,                 September 30,
                                                        1997           1996           1997            1996
OPERATING REVENUES
     Electric                                        $1,232.2        $1,069.1       $3,146.1        $2,958.2
     Gas                                                 46.0            41.1          327.8           311.9
                                                    ---------      ----------      ---------      ----------
     TOTAL OPERATING REVENUES                         1,278.2         1,110.2        3,473.9         3,270.1
                                                    ---------      ----------      ---------      ----------
OPERATING EXPENSES
     Fuel and Energy Interchange                        354.1           226.0          954.2           736.8
     Operation                                          243.0           268.6          690.5           730.1
     Maintenance                                         70.8            79.5          221.5           254.6
     Depreciation                                       143.5           113.7          433.6           346.8
     Income Taxes                                       129.4            98.0          296.0           273.2
     Other Taxes                                         78.7            75.8          234.3           230.8
                                                    ---------      ----------      ---------      ----------
     TOTAL OPERATING EXPENSES                         1,019.5           861.6        2,830.1         2,572.3
                                                    ---------      ----------      ---------      ----------
OPERATING INCOME                                        258.7           248.6          643.8           697.8
                                                    ---------      ----------      ---------      ----------
OTHER INCOME AND DEDUCTIONS
     Allowance for Other Funds Used
       During Construction                                2.2             1.8            9.7             7.8
     Salem Litigation Settlement                           --              --           69.8              --
     Income Taxes                                         1.4             1.8          (23.3)            2.0
     Other, Net                                          (5.2)           (3.2)         (14.3)           (6.4)
                                                    ---------      ----------      ---------      ----------
     TOTAL OTHER INCOME AND DEDUCTIONS                   (1.6)            0.4           41.9             3.4
                                                    ---------      ----------      ---------      ----------
INCOME BEFORE INTEREST CHARGES                          257.1           249.0          685.7           701.2
                                                    ---------      ----------      ---------      ----------
INTEREST CHARGES
     Long-Term Debt                                      79.6            80.6          239.3           250.7
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership              7.7             6.6           21.3            20.0
     Other Interest                                      13.6            13.9           40.0            38.9
                                                    ---------      ----------      ---------      ----------
     TOTAL INTEREST CHARGES                             100.9           101.1          300.6           309.6
     Allowance for Borrowed Funds
       Used During Construction                          (1.8)           (1.9)          (8.7)           (7.3)
                                                    ---------      ----------      ---------      ----------
     NET INTEREST CHARGES                                99.1            99.2          291.9           302.3

NET INCOME                                              158.0           149.8          393.8           398.9
PREFERRED STOCK DIVIDENDS                                 4.5             4.5           13.5            13.5
                                                    ---------      ----------      ---------      ----------
EARNINGS APPLICABLE TO COMMON STOCK                    $153.5          $145.3         $380.3          $385.4
                                                    =========      ==========      =========      ==========

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING  (Millions)                            222.5           222.5          222.5           222.5

EARNINGS PER AVERAGE COMMON
     SHARE  (Dollars)                                   $0.69           $0.65          $1.71           $1.73

DIVIDENDS PER COMMON SHARE  (Dollars)                   $0.45          $0.435          $1.35          $1.305

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                       September 30,  December 31,
                                                            1997         1996
                                                        (Unaudited)
ASSETS

UTILITY PLANT
Plant at Original Cost                                   $15,280.7     $14,945.0
Less Accumulated Provision for Depreciation                5,404.0       5,047.0
                                                         ---------     ---------
                                                           9,876.7       9,898.0
Nuclear Fuel, net                                            153.4         199.6
Construction Work in Progress                                609.6         661.8
Leased Property, net                                         186.7         182.1
                                                         ---------     ---------
                                                          10,826.4      10,941.5
                                                         ---------     ---------
CURRENT ASSETS
Cash and Temporary Cash Investments                           67.7          29.2
Accounts Receivable, net
     Customer                                                 38.2          19.2
     Other                                                   155.5          74.4
Inventories, at average cost
     Fossil Fuel                                              79.9          84.6
     Materials and Supplies                                  112.8         119.8
Deferred Energy Costs - Gas                                   15.2          30.0
Other                                                        120.0          63.2
                                                         ---------     ---------
                                                             589.3         420.4
                                                         ---------     ---------
DEFERRED DEBITS AND OTHER ASSETS
Recoverable Deferred Income Taxes                          2,324.4       2,325.7
Deferred Limerick Costs                                      324.4         361.8
Deferred Non-Pension Postretirement Benefits Costs           222.5         233.5
Deferred Energy Costs - Electric                              93.9          92.0
Investments                                                  536.7         432.6
Loss on Reacquired Debt                                      266.3         283.8
Other                                                        181.3         169.3
                                                         ---------     ---------
                                                           3,949.5       3,898.7
                                                         ---------     ---------
TOTAL                                                    $15,365.2     $15,260.6
                                                         =========     =========

            See Notes to Condensed Consolidated Financial Statements.

                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)

                                                    September 30,  December 31,
                                                        1997          1996
CAPITALIZATION AND LIABILITIES
                                                     (Unaudited)
CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                            $3,517.6      $3,517.6
     Other Paid-In Capital                                 1.2           1.3
     Retained Earnings                                 1,204.9       1,127.0
Preferred and Preference Stock
     Without Mandatory Redemption                        199.4         199.4
     With Mandatory Redemption                            92.7          92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership               352.1         302.2
Long-Term Debt                                         3,713.5       3,935.5
                                                     ---------     ---------
                                                       9,081.4       9,175.7
                                                     ---------     ---------
CURRENT LIABILITIES
Notes Payable, Bank                                      157.5         287.5
Long-Term Debt Due Within One Year                       491.5         283.3
Capital Lease Obligations Due Within One Year             55.8          49.4
Accounts Payable                                         217.0         213.0
Taxes Accrued                                            139.2          71.5
Interest Accrued                                          86.5          82.0
Dividends Payable                                         27.7          22.4
Other                                                    113.0          94.3
                                                     ---------     ---------
                                                       1,288.2       1,103.4
                                                     ---------     ---------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                130.9         132.7
Deferred Income Taxes                                  3,740.6       3,745.2
Unamortized Investment Tax Credits                       322.6         336.1
Pension Obligation                                       224.5         224.5
Non-Pension Postretirement Benefits Obligation           344.3         315.1
Other                                                    232.7         227.9
                                                     ---------     ---------
                                                       4,995.6       4,981.5
                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
                                                     ---------     ---------

TOTAL                                                $15,365.2     $15,260.6
                                                     =========     =========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                              9 Months Ended
                                                               September 30,
                                                             1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                  $393.8      $398.9
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                494.4       404.2
Deferred Income Taxes                                         (1.0)      106.9
Deferred Energy Costs                                         12.9       (22.6)
Salem Litigation Settlement                                  (69.8)        --
Changes in Working Capital:
     Accounts Receivable                                     (30.3)       39.8
     Inventories                                              11.7         4.5
     Accounts Payable                                          4.0      (119.9)
     Other Current Assets and Liabilities                     34.1       (54.6)
Other Items Affecting Operations                              42.0        53.0
                                                            ------      ------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES              891.8       810.2
                                                            ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                         (362.1)     (331.6)
Increase in Investments                                     (104.1)      (91.1)
                                                            ------      ------

NET CASH FLOWS USED BY INVESTING ACTIVITIES                 (466.2)     (422.7)
                                                            ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                   (130.0)      281.7
Issuance of Common Stock                                        --        11.2
Issuance of Long-Term Debt                                    17.2        35.6
Retirement of Long-Term Debt                                 (33.3)     (397.5)
Loss on Reacquired Debt                                       17.5        18.8
Issuance of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership         50.0        (0.1)
Dividends on Preferred and Common Stock                     (314.0)     (306.9)
Change in Dividends Payable                                    5.3         9.6
Other Items Affecting Financing                                0.2         0.3
                                                            ------      ------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                 (387.1)     (347.3)
                                                            ------      ------
INCREASE IN CASH AND CASH EQUIVALENTS                         38.5        40.2
                                                            ------      ------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              29.2        20.6
                                                            ------      ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $67.7       $60.8
                                                            ======      ======

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of September 30, 1997 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature except the settlement of the litigation against Public Service Electric and Gas Company (PSE&G) with respect to the shutdown of Salem Generating Station (Salem) described in note 2. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.       SHUTDOWN OF SALEM GENERATING STATION
         PSE&G, the operator of Salem Units No. 1 and No. 2, which are 42.59% owned by the Company, removed the units from service in the second quarter of 1995. On August 30, 1997, PSE&G informed the Company that Unit No. 2 returned to commercial operation. PSE&G expects that Unit No. 1 will return to service in the first quarter of 1998. Because the timing of Unit No. 1's restart is subject to satisfactory completion of the restart plan requirements, as determined by PSE&G and the Nuclear Regulatory Commission, no assurance can be given that the projected restart date will be met.

         In accordance with a May 9, 1997 settlement agreement, PSE&G has agreed to pay the Company $69.8 million on December 31, 1997 to settle a suit filed on March 5, 1996 against PSE&G concerning the shutdown of Salem. During June 1997, the Company recorded into income $69.8 million ($41.0 million net of income taxes) to reflect the settlement. In addition, the settlement agreement provides that if the outage exceeds 64 reactor unit months PSE&G will pay the Company $1.1 million per reactor unit month. A reactor unit month is a month during the current outage in which a unit is off-line. As of September 30, 1997, the Salem outage totaled 55 reactor unit months.

         For the three and nine months ended September 30, 1997, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $27 and $84 million, respectively, of replacement power costs and recorded as Maintenance $12 and $39 million, respectively, of maintenance costs relating to the shutdown of Salem. For the three and nine months ended September 30, 1996, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $27 and $65 million, respectively, of replacement power costs and recorded as Maintenance $14 and $45 million, respectively, of maintenance costs relating to the shutdown of Salem. For the year ending December 31, 1997, the Company expects to incur and expense approximately $155 million of costs related to the shutdown.

3.       RATE MATTERS
         On April 1, 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier. The filing is required under the provisions of the Pennsylvania Electricity Generation Consumer Choice and Competition Act (Competition Act), which requires the unbundling of electric services into separate generation, transmission and distribution services with open retail competition for generation. The filing proposed, among other things: procedures to implement direct customer access, beginning in 1999, to all licensed electric generation suppliers; unbundled rates for generation, transmission, distribution and other services; and the recovery of all of the Company's estimated net transition and stranded costs through a Competitive Transition Charge (CTC) and/or Intangible Transition Charge (ITC).

         On August 27, 1997, the Company and various intervenors in the Company's restructuring proceeding filed with the PUC a Joint Petition for Partial Settlement (Pennsylvania Plan) in the Company's restructuring proceeding. The Pennsylvania Plan proposes, among other things: the recovery and amortization of $5.5 billion in stranded assets and costs through a CTC or an ITC over a period commencing with the approval of the Pennsylvania Plan by the PUC until December 31, 2008; a write-off of at least $2 billion of stranded costs; PUC approval to securitize up to $4 billion of authorized stranded costs; separation of the ownership and operation of the Company's generation facilities by establishment of a separate corporate entity or entities; a rate reduction of 10% for all customers effective September 1, 1998 and guaranteed through December 31, 2000; a rate cap on generation rates through December 31, 2008; and customer choice of electric generation supply phased in for all customers in three steps: one-third of the peak load of each customer class on January 1, 1999, one-third on January 2, 1999 (one day later) and the remainder on January 2, 2000.

         On October 7, 1997, an affiliate of an out-of-state, Pennsylvania-licensed electric supplier, which is opposing the Pennsylvania Plan, requested that the PUC consider an alternative plan to implement competition in the Company's service territory. On October 9, 1997, the PUC granted the Motion to Consolidate in order to take into account this alternative plan in deciding whether to approve the Pennsylvania Plan. The Company will oppose the alternative plan. For additional information, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q.

         If the Pennsylvania Plan is approved by the PUC without modification, the Company will discontinue accounting for the generation portion of its business under Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," and expects to take an extraordinary charge of at least $2.1 billion representing stranded regulatory assets that will not be recoverable through the CTC or ITC.

         The Company cannot predict what decision the PUC will ultimately reach in the Company's restructuring proceeding or what impact that decision will ultimately have on the Company's future financial condition, results of operations or the common stock dividend. If the Pennsylvania Plan is not approved by the PUC without modification, the Company will reassert its request for full recovery of its net transition and stranded costs, including regulatory assets, which the Company currently estimates will be $7.5 billion. If the PUC does not approve the Pennsylvania Plan, the Company believes that it will be given the opportunity to seek full recovery of its retail electric stranded costs and that recovery of its regulatory assets is probable under the provisions of the Competition Act. The Company's financial condition and results of operations could be materially affected to the extent the Company is not ultimately permitted to recover its retail electric stranded costs, as a charge against earnings will be recognized. The PUC is scheduled to issue a decision on the Pennsylvania Plan in December 1997.

         On January 22, 1997, the Company filed with the PUC an application under the Competition Act to securitize $3.6 billion of stranded costs. On May 22, 1997, the PUC issued an order authorizing the Company to securitize $1.1 billion of its stranded and related transaction and use of proceeds costs. Thirteen intervenors subsequently appealed the PUC's decision. If the Pennsylvania Plan is approved without modification, the Company will be permitted to securitize up to a total of $4 billion of stranded costs. Issuance of transition bonds by the Company will depend on the resolution of all pending appeals and the satisfactory issuance of a pending ruling by the Internal Revenue Service.

         For additional information regarding the Competition Act and the Company's securitization filing, see note 3 of Notes to Consolidated Financial Statements for the year ended December 31, 1996.

4.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell with limited recourse an undivided interest, adjusted daily, in up to $425 million of designated accounts receivable through November 14, 2000. At September 30, 1997, the Company had sold a $425 million interest in accounts receivable under this agreement. The Company retains the servicing responsibility for these receivables. At September 30, 1997, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.61%.

         By terms of this agreement, under certain circumstances, a portion of Limerick Generating Station (Limerick) deferred costs may be included in the pool of eligible receivables. At September 30, 1997, $17.7 million of Deferred Limerick Costs were included in the pool of eligible receivables.

5.       DECLARATORY ACCOUNTING ORDER
         On October 1, 1996, the Company implemented changes approved by the PUC to the estimated depreciable lives of certain of the Company's electric plant. As a result, depreciation and amortization on certain assets associated with Limerick increased by approximately $100 million per year while depreciation and amortization on certain other Company assets decreased by approximately $10 million per year, for a net increase of approximately $90 million per year. For the three and nine months ended September 30, 1997, the Company expensed an additional $23 and $70 million, respectively, for increased depreciation and amortization related to this order.

6.       STOCK REPURCHASE
         During 1997, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission.

         Pursuant to these authorizations, the Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements were settled on a net share basis at September 30, 1997, the Company would have received approximately 910,000 shares of Company common stock.

7.       SUBSEQUENT FINANCINGS
         On October 1, 1997, the Company redeemed at par all $61.9 million outstanding $7.96 Series Cumulative Preferred Stock. The shares were redeemed primarily with the proceeds from the $50 million of Trust Receipts, representing 8% Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership, Series C, issued through PECO Energy Capital Trust II in June 1997.

         On October 7, 1997, the Company entered into a $900 million unsecured credit facility with a group of banks and terminated an existing $400 million unsecured revolving credit facility with a group of banks and formal and informal lines of bank credit aggregating $110 million. The credit facility is composed of a $450 million 364-day credit agreement and a $450 million three-year revolving credit agreement. The Company plans to use the credit facility principally to support the Company's commercial paper program which was expanded from $300 million to $600 million.

8.       COMMITMENTS AND CONTINGENCIES
         Except as described below, the information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy purchases, environmental issues and litigation at September 30, 1997 is substantially the same as described in note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1996.

         As previously reported, the Company has identified 27 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. As of September 30, 1997, the Company had accrued $28 million for environmental investigation and remediation costs, including $15 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

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

         On April 1, 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier, including the recovery of all of the Company's estimated net transition and stranded costs. The Company's filing proposed to collect the net transition and stranded costs over a period of up to ten years through annual Competitive Transition Charges (CTC) and/or Intangible Transition Charges (ITC).

         On August 27, 1997, the Company and various intervenors in the Company's restructuring proceeding filed with the PUC a Joint Petition for Partial Settlement (Pennsylvania Plan) in the Company's restructuring proceeding. The Pennsylvania Plan proposes, among other things: the recovery and amortization of $5.5 billion in stranded assets and costs through a CTC or an ITC commencing with the approval of the Pennsylvania Plan by the PUC until December 31, 2008; a write-off of at least $2 billion of stranded costs; PUC approval to securitize up to $4 billion of authorized stranded costs; separation of the ownership and operation of the Company's generation facilities by establishment of a separate corporate entity or entities; a rate reduction of 10% for all customers effective September 1, 1998 and guaranteed through December 31, 2000; a rate cap on transmission and distribution rates through December 31, 2003; a rate cap on generation rates through December 31, 2008; and customer choice of electric generation supply phased in for all customers in three steps: one-third of the peak load of each customer class on January 1, 1999, one-third on January 2, 1999 (one day later) and the remainder on January 2, 2000. The Pennsylvania Plan must be approved by the PUC without modification to become effective. The PUC is scheduled to issue a decision on the Pennsylvania Plan in December 1997.

         On October 7, 1997, an affiliate of an out-of-state, Pennsylvania-licensed electric supplier, which is opposing the Pennsylvania Plan, requested that the PUC consider an alternative plan to implement competition in the Company's service territory. On October 9, 1997, the PUC granted the Motion to Consolidate in order to take into account this alternative plan in deciding whether to approve the Pennsylvania Plan. The Company will oppose the alternative plan. For additional information, see "PART II. OTHER INFORMATION. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q.

         If the Pennsylvania Plan is approved by the PUC, the Company will not fully recover its retail electric stranded costs and will take an extraordinary charge of at least $2.1 billion representing stranded regulatory assets. If the Pennsylvania Plan is not approved without modification by the PUC, the Company will reassert its request for full recovery of its net transition and stranded costs, including regulatory assets, which the Company currently estimates to be $7.5 billion. The amount of recovery is subject to the decision of the PUC in the Company's restructuring proceeding. If the PUC does not approve the Pennsylvania Plan without modification, the Company believes that it will be given the opportunity to seek full recovery of its retail electric stranded costs and that recovery of its regulatory assets is probable under the provisions of the Competition Act. The Company's financial condition and results of operations could be materially affected to the extent the Company does not ultimately recover its retail electric stranded costs, as a charge against earnings will be recognized.

         The Company expects that its future liquidity and capital resources will be reduced as a result of the Competition Act. The Company is pursuing a strategy to reduce its stranded costs and the associated capitalization, which would reduce the Company's liquidity and capital resource requirements. The Company cannot predict the level of stranded-cost recovery that will be permitted under the Competition Act, the impact of any such recovery on the Company's capitalization or whether internally generated cash will continue to meet or exceed the Company's capital requirements and dividend payments. For further information, see note 3 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q under "PART I. FINANCIAL INFORMATION. ITEM 1. FINANCIAL STATEMENTS" and the Company's Current Report on Form 8-K dated August 27, 1997.

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

         For the period 1997 through 2000, the Company also plans to invest approximately $200 to $300 million in new ventures, principally for its Telecommunications Group.

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

                                     * * * *

         On October 1, 1997, the Company redeemed at par all $61.9 million outstanding $7.96 Series Cumulative Preferred Stock. The shares were redeemed primarily with the proceeds from the $50 million of Trust Receipts, representing 8% Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership, Series C, issued through PECO Energy Capital Trust II in June 1997.

                                     * * * *

         At September 30, 1997, the Company and its subsidiaries had outstanding $158 million of notes payable, including $70 million of commercial paper. At September 30, 1997, the Company had formal and informal lines of bank credit aggregating $110 million. At September 30, 1997, the Company and its subsidiaries had no short-term investments.

                                     * * * *

         On October 7, 1997, the Company terminated a $400 million unsecured revolving credit facility with a group of banks and formal and informal lines of bank credit aggregating $110 million and entered into a $900 million unsecured credit facility with a group of banks. This credit facility is composed of a $450 million 364-day credit agreement and a $450 million revolving three-year credit agreement. The Company plans to use the credit facility principally to support the Company's commercial paper program which was expanded from $300 million to $600 million.

                                     * * * *

         The Company's Ratio of Earnings to Fixed Charges (Mortgage Method) for the twelve months ended September 30, 1997 was 4.52 times compared to 4.47 times for the corresponding period in 1996. The Company's Ratio of

Earnings to Combined Fixed Charges and Preferred Stock Dividends (Articles of Incorporation Method) for the twelve months ended September 30, 1997, was 2.49 times compared to 2.53 times for the corresponding period in 1996. For the nine months ended September 30, 1997, the Company's Ratio of Earnings to Fixed Charges (SEC Method) (Exhibit 12-1) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) (Exhibit 12-2) were 3.58 times and 3.29 times, respectively, compared to 3.35 times and 3.31 times, respectively, for the corresponding period in 1996. See the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1996 Form 10-K) under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

                                     * * * *

         As previously disclosed, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission (SEC).

         The Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements were settled on a net share basis at September 30, 1997, the Company would have received approximately 910,000 shares of Company common stock.

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

                                     * * * *

RESULTS OF OPERATIONS
EARNINGS
         Earnings per average common share outstanding for the three and nine months ended September 30, 1997 were $0.69 and $1.71 per share, respectively, compared to $0.65 and $1.73 per share for the corresponding periods in 1996. The increase in third quarter 1997 earnings was due to higher electric revenues net of fuel of $0.10 per share primarily due to sales to other utilities, and from lower operating and maintenance costs of $0.08 per share. Offsetting these benefits was increased depreciation of $0.12 per share resulting primarily from the increased depreciation and amortization of assets associated with Limerick Generating Station (Limerick) and related deferred tax impacts.

         The decrease in earnings for the nine months ended September 30, 1997 was primarily due to increased depreciation of $0.35 per share resulting primarily from the increased depreciation and amortization of assets associated with Limerick and related deferred tax impacts and milder weather of $0.12 per share in 1997. These decreases were partially offset by the recognition of income from the Salem litigation settlement of $0.18 per share; lower operating and maintenance costs of $0.17 per share; higher electric revenues net of fuel of $0.09 per share primarily due to sales to other utilities; and lower interest expense due to the Company's program to refinance higher interest rate debt, which added $0.03 per share.

                                     * * * *

OPERATING REVENUES
         Electric revenues increased 15% and 6% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996 primarily due to higher sales to other utilities.

         Gas revenues increased 12% and 5% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The increase was primarily due to higher revenues from sales to commercial, house heating and residential customers due to higher purchased gas-clause revenues charged in 1997 compared to 1996, partially offset by lower sales due primarily to milder weather conditions in 1997. For the nine months ended September 30, 1997, this increase was partially offset by reduced sales to interruptible customers as they switched to transportation service.

                                     * * * *

FUEL AND ENERGY INTERCHANGE
         Fuel and energy interchange expenses increased 57% and 30% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996 primarily due to additional interchange purchases needed for increased sales to other utilities. Also contributing to the nine-month increase was a one-time billing credit in 1996 from a non-utility generator and higher replacement power costs resulting from the shutdown of Salem.

                                     * * * *

OPERATING AND MAINTENANCE
         Operating and maintenance expenses decreased 10% and 7% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996. The decreases were primarily due to lower electric distribution system expenses, lower uncollectibles and lower other administrative and general expenses. Also contributing to the decrease for the nine months ended September 30, 1997 were lower nuclear generating station expenses.

                                     * * * *

DEPRECIATION
         Depreciation expense increased 26% and 25% for the three and nine months ended September 30, 1997, respectively, compared to the corresponding periods in 1996 primarily due to increased depreciation and amortization of assets associated with Limerick.

                                     * * * *

INCOME TAXES
         Income taxes charged to operating expenses increased 32% and 8% for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The increase for the three months ended September 30, 1997 was primarily due to higher pre-tax income and reduced tax depreciation benefits from plant and regulatory assets which are not fully normalized for ratemaking purposes. The increase for the nine months ended September 30, 1997 was primarily due to reduced tax depreciation benefits from plant and regulatory assets which are not fully normalized for ratemaking purposes, partially offset by a decrease in pre-tax income.

                                     * * * *

OTHER TAXES
         Other taxes charged to operating expenses increased 4% and 2% for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996. The increase for the three months ended September 30, 1997 was primarily due to increased real estate and gross receipts taxes. The increase for the nine months ended September 30, 1997 was primarily due to increased capital stock and gross receipts taxes.

                                     * * * *

OTHER INCOME AND DEDUCTIONS
         Other income and deductions was substantially unchanged for the three months ended September 30, 1997 and increased substantially for the nine months ended September 30, 1997 compared to the corresponding periods in 1996. The increase for the nine months ended September 30, 1997 was primarily due to the settlement reached with Public Service Electric and Gas Company (PSE&G) in the second quarter of 1997 related to the shutdown of Salem.

                                     * * * *

NET INTEREST CHARGES
         Net interest charges were substantially unchanged for the three months ended September 30, 1997 and decreased 3% for the nine months ended September 30, 1997 compared to the corresponding periods in 1996. The decrease for the nine months ended September 30, 1997 was primarily due to the Company's ongoing program to reduce and refinance higher-cost, long-term debt.

                                     * * * *

PREFERRED DIVIDENDS
     Preferred stock dividends were unchanged for the three and nine months ended September 30, 1997 compared to the corresponding periods in 1996.

                                     * * * *

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         As previously reported in the Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, on July 31, 1997, the plaintiffs in the class action suit against the Company involving the 1987 amendment to the Company's Service Annuity Plan filed a petition for review with the United States Supreme Court of the decision by the United States Court of Appeals for the Third Circuit. On October 14, 1997, the Supreme Court denied the plaintiffs' petition.

                                     * * * *

         As previously reported in the 1996 Form 10-K, the Company and the three other co-owners of Salem filed suit in February 1996 in the United States District Court for the District of New Jersey against Westinghouse Electric Corporation seeking damages to recover the cost of replacing the steam generators at Salem Units No. 1 and No. 2. In accordance with the court's schedule, Westinghouse filed a motion for summary judgment on October 1, 1997.

                                     * * * *

ITEM 5.  OTHER INFORMATION
         As previously reported in the 1996 Form 10-K, the Company was scheduled to meet with the Nuclear Regulatory Commission (NRC) regarding the Company's plans for the resolution of the Thermo-Lag issue. The Company met with the NRC on August 5, 1997. As a result of the meeting, the NRC staff concluded that the Company is making reasonable progress toward resolving the Thermo-Lag issue.

                                     * * * *

         As previously disclosed, Salem Units No. 1 and No. 2, operated by PSE&G, were taken out of service in the second quarter of 1995. On August 30, 1997, PSE&G informed the Company that Unit No. 2 returned to commercial operation. PSE&G expects that Unit No. 1 will return to service in the first quarter of 1998. Because the timing of Unit No. 1's restart is subject to satisfactory completion of the restart plan requirements, as determined by PSE&G and the NRC, no assurance can be given that the projected restart date will be met. The inability to successfully return Unit No. 1 to continuous, safe operation could have a material adverse effect on the Company's financial condition and results of operations.

                                     * * * *

         The Company has been informed by PSE&G that, on July 8, 1997, a predecisional enforcement conference was held with the NRC to discuss apparent violations at Salem. These apparent violations were identified in May and June 1997, and concern emergency core cooling system switchover and related residual heat removal system (RHR) flow issues, and Appendix R (fire protection) issues. In a letter dated October 8, 1997, the NRC informed PSE&G that a Level III violation was cited for the issues surrounding the RHR system and Level IV violations were cited for the two

         Appendix R issues. There was no civil penalty issued by the NRC.

                                     * * * *

         The Company has been informed by PSE&G that a predecisional enforcement conference has been scheduled for December 9, 1997 to discuss allegations concerning security program issues which occurred at Salem in 1996. PSE&G cannot predict what other actions, if any, the NRC may take in this matter.

                                     * * * *

         On October 7, 1997, Enron Energy Services Power, Inc. (Enron), an affiliate of an out-of-state, Pennsylvania-licensed electric supplier which is opposing the Pennsylvania Plan, requested that the PUC consider an alternative plan to implement competition in the Company's service territory. The alternative plan proposes, among other things; a larger initial rate cut than proposed in the Pennsylvania Plan; energy and capacity initially priced at 3.48 cents per kilowatthour (kWh); the Company's issuance of $5.5 billion in transition bonds and the sale to Enron or its designee at a 9.66% coupon rate; the appointment of Enron as default service-provider in the Company's service territory; and a long-term purchased power agreement between Enron and the Company. On October 9, 1997, the PUC granted the Motion to Consolidate in order to take into account this alternative plan in deciding whether to approve the Pennsylvania Plan. The Company and other supporters of the Pennsylvania Plan will vigorously oppose the alternative plan on the grounds that it is seriously flawed, procedurally inappropriate and not in the best interests of Pennsylvania.

                                     * * * *

         On August 29, 1997, the PUC issued a final order outlining the guidelines for Retail Access Pilot Programs (Pilot Programs) in Pennsylvania. Among other things, these Pilot Programs guidelines provide for: participation of 5% of the peak load of each customer class; residential and commercial customers to be given a $0.03/kWh energy credit and a 13% reduction in the regulated portion of their bills; industrial customers to be given a $0.027/kWh energy credit and a 10% reduction in the regulated portion of their bills; an open enrollment period for all customers in each rate class interested in participating in the Pilot Programs from September 15, 1997 through September 29, 1997; PUC-approved electric generation suppliers to begin marketing to potential customers immediately and complete marketing to potential customers by October 25, 1997; Pilot Programs' service to begin on November 1, 1997 and last through December 31, 1998.

         Approximately 400,000 customers applied to participate in the Pilot Program. In a lottery held by an independent third party, approximately 75,000 customers were chosen to participate in the Company's Pilot Program.

                                     * * * *

         By letter dated August 5, 1997, the Company was notified by the NRC of the issuance of a Notice of Violation and Proposed Imposition of Civil

Penalty in the amount of $80,000 relating to falsification of surveillance records at Limerick in 1996. These incidents were identified and investigated by the Company and the findings were provided to the NRC. The Company has taken corrective actions and, on September 4, 1997, paid the fine.

                                     * * * *

         On August 1, 1997, the Company reached a settlement on all outstanding issues regarding its Purchase Gas Cost (PGC) No. 14 rates for the period December 1, 1997 to November 30, 1998, which reflects a $0.0731 per thousand cubic feet (mcf) decrease in natural gas sales rates. PGC No. 14 will become effective December 1, 1997, subject to PUC approval.

                                     * * * *

         On June 2, 1997 and June 9, 1997, in response to requests from the Federal Energy Regulatory Commission, the other utility members of the PJM Interconnection L.L.C. (PJM) and the Company, respectively, filed separate restructuring proposals regarding PJM.

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

         Report, dated July 30, 1997, reporting information under "ITEM 5. OTHER EVENTS" regarding a motion filed with the Pennsylvania Public Utility Commission for a continuance of hearings in the Company's restructuring proceeding.

         Report, dated August 13, 1997, reporting information under "ITEM 5. OTHER EVENTS" regarding a motion filed with the Pennsylvania Public Utility Commission for a Suspension of the Administrative Schedule in the Company's restructuring proceeding.

         Report, dated August 27, 1997, reporting information under "ITEM 5. OTHER EVENTS" regarding a Joint Petition for Partial Settlement filed with the Pennsylvania Public Utility Commission in the Company's restructuring proceeding.

         Reports on Form 8-K filed subsequent to the reporting period:
         None

                                   Signatures

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        PECO ENERGY COMPANY
                                        /s/ Michael J. Egan
                                        --------------------------
                                        Michael J. Egan
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

Date:  October 31, 1997