Form 10-K405
period 1997-12-31
PECO ENERGY CO
filed 1998-03-09
CIK 78100

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                    FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    For the transition period from ___________________ to ___________________
                          Commission File Number 1-1401
                            ------------------------
                               PECO ENERGY COMPANY
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-0970240
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
    incorporation or organization)

                                  P.O. Box 8699
            2301 Market Street, Philadelphia, PA (215) 841-4000 19101
                    (Address of principal executive offices)
        (Registrant's telephone number, including area code) (Zip Code)
                            ------------------------
           Securities registered pursuant to Section 12(b) of the Act:
     First and Refunding Mortgage Bonds (Listed on the New York Stock Exchange):
     5 3/8% Series due 1998          5 5/8% Series due 2001
     6 3/8% Series due 2005          7 3/4% Series 2 due 2023
     7 3/8% Series due 2001          6 1/2% Series due 2003
     7 1/8% Series due 2023          7 1/4% Series due 2024

     Cumulative Preferred Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges):
     $4.68 Series   $4.40 Series   $4.30 Series   $3.80 Series

     Common Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges)

     9.00% Cumulative Monthly Income Preferred Securities, Series A, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

     Trust Receipts of PECO Energy Capital Trust I, each representing an 8.72% Cumulative Monthly Income Preferred Security, Series B, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

     Trust Receipts of PECO Energy Capital Trust II, each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

           Securities registered pursuant to Section 12(g) of the Act:
     Cumulative Preferred Stock -- without par value:
     $7.48 Series                   $6.12 Series

                            ------------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $4,407,775,384 at February 28, 1998.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Common Stock -- without par value: 222,546,562 shares outstanding at February 28, 1998.
                            ------------------------
                  DOCUMENTS INCORPORATED BY REFERENCE (In Part)
     Annual Report of PECO Energy Company to Shareholders for the year 1997 is incorporated in part in Parts I, II and IV hereof, as
           specified herein. Proxy Statement of PECO Energy Company in connection with its 1998 Annual Meeting of Shareholders is incorporated in part in Part III hereof, as specified herein.
================================================================================

                                TABLE OF CONTENTS
                                                                        Page No.
PART I
     ITEM 1. BUSINESS..........................................................1
             The Company.......................................................1
             Deregulation and Rate Matters.....................................1
                Electric - Retail..............................................1
                Electric -Wholesale............................................3
                Gas............................................................4
                Competition....................................................5
             Electric Operations...............................................5
                General........................................................5
                Limerick Generating Station....................................8
                Peach Bottom Atomic Power Station.............................10
                Salem Generating Station......................................10
             Fuel ............................................................12
                Nuclear.......................................................12
                Coal..........................................................14
                Oil...........................................................14
                Natural Gas...................................................14
             Gas Operations...................................................14
             Segment Information..............................................15
             Construction.....................................................15
             Capital Requirements and Financing Activities....................16
             Employee Matters.................................................17
             Environmental Regulations........................................17
                Water.........................................................18
                Air...........................................................18
                Solid and Hazardous Waste.....................................18
                Costs.........................................................21
             Telecommunications and Other Ventures............................21
             PECO Energy Capital Corp. and Related Entities...................22
             Executive Officers of the Registrant.............................23
     ITEM 2. PROPERTIES.......................................................25
     ITEM 3. LEGAL PROCEEDINGS................................................27
     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............27
PART II
     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS....................................27
     ITEM 6. SELECTED FINANCIAL DATA..........................................28
     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................28
     ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......28
     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................28
     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................28
PART III
     ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............29
     ITEM 11.EXECUTIVE COMPENSATION...........................................29
     ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.....................................................29
     ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................29

PART IV
     ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K.......................................................30
             Financial Statements and Financial Statement Schedule............30
             REPORT OF INDEPENDENT ACCOUNTANTS................................31
             SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS..................32
             Exhibits.........................................................33
             Reports on Form 8-K..............................................36
     SIGNATURES

                                     PART I

ITEM 1.   BUSINESS

The Company

     Incorporated in Pennsylvania in 1929, PECO Energy Company (Company) provides retail electric and natural gas service in southeastern Pennsylvania and, through pilot programs, natural gas service to areas in Maryland and New Jersey. The Company also engages in the wholesale marketing of electricity on a national basis and participates in joint ventures which provide telecommunication services in the Philadelphia area.

     The Company's traditional retail service territory covers 2,107 square miles. Electric service is furnished to an area of 1,972 square miles with a population of approximately 3.6 million, including 1.6 million in the City of
Philadelphia. Approximately 94% of the retail electric service area and 64% of retail kilowatthour (kWh) sales are in the suburbs around Philadelphia, and 6% of the retail service area and 36% of such sales are in the City of Philadelphia. Natural gas service is supplied in a 1,475-square-mile area of southeastern Pennsylvania adjacent to Philadelphia with a population of approximately 1.9 million. Through Horizon Energy, a wholly owned subsidiary of the Company, and PECO Energy/EnergyOne, a franchised energy products brand, the Company participates in Pennsylvania's pilot program for retail competition for generation.

     The electric and gas utility industries are both undergoing fundamental restructuring. In 1996, the Federal Energy Regulatory Commission (FERC) issued Order No. 888 providing for competition in wholesale generation by requiring that all public utilities file non-discriminatory, open-access transmission tariffs. In December 1996, Pennsylvania Governor Ridge signed into law the Electricity Generation Customer Choice and Competition Act (Competition Act) which provides for the restructuring of the electric utility industry in Pennsylvania, including retail competition for generation beginning in 1999. At December 31, 1997, the Company discontinued the use of regulatory accounting in its financial statements for its electric generation operations. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997.

     The Company is subject to regulation by the Pennsylvania Public Utility Commission (PUC) as to retail electric and gas rates, issuances of securities and certain other aspects of the Company's operations and by the FERC as to transmission rates. Specific operations of the Company are also subject to the jurisdiction of various other federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC), the United States Environmental Protection Agency (EPA), the United States Department of Energy (DOE), the Delaware River Basin Commission and the Pennsylvania Department of Environmental Protection (PDEP). The Company's Muddy Run Pumped Storage Project and the Conowingo Hydroelectric Project are subject to the licensing jurisdiction of the FERC. Due to its ownership of subsidiary-company stock, the Company is a holding company as defined by the Public Utility Holding Company Act of 1935 (1935 Act); however, it is predominantly an operating company and, by filing an exemption statement annually, is exempt from all provisions of the 1935 Act, except Section 9(a)(2) relating to the acquisition of securities of a public utility company.

Deregulation and Rate Matters

     Historically, all of the Company's retail electric and gas revenues have been derived pursuant to bundled rates regulated by the PUC and all of the Company's wholesale electric revenue has been derived pursuant to rates regulated by the FERC. As a result of the adoption of the Competition Act and deregulation initiatives by the FERC, electric services are being unbundled into separate generation, transmission and distribution services with open competition for both retail and wholesale generation services. Certain transmission and distribution services will remain subject to regulation.

Electric - Retail

     The Competition Act was enacted in December 1996 providing for the restructuring of the electric utility industry in Pennsylvania, including retail competition for generation beginning in 1999. The Competition Act required each electric utility in Pennsylvania to submit to the PUC a restructuring plan, including its retail electric generation-related stranded costs (the loss in value of electric generation-related assets which will result from competition). The Competition Act authorizes the recovery of stranded costs through charges to distribution customers beginning January 1, 1999 for a period up to seven years (or for an alternative period determined by the PUC for good cause shown). During that period, the utility is subject to a rate cap which provides that total charges to customers cannot exceed rates in place as of December 31, 1996, subject to certain exceptions. The Competition Act also caps transmission and distribution rates from December 31, 1996 through June 30, 2001, subject to certain exceptions.

     Pursuant to the Competition Act, in April 1997, the Company filed with the PUC a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier. The Company's restructuring plan identified $7.5 billion of retail electric generation-related stranded costs. In August 1997, the Company and various intervenors in the Company's restructuring proceeding filed with the PUC a Joint Petition for Partial Settlement (Pennsylvania Plan). In December 1997, the PUC rejected the Pennsylvania Plan and entered an Opinion and Order, revised in January 1998 (PUC Restructuring Order), which deregulates the Company's electric generation operations. The PUC Restructuring Order allows the Company to recover stranded costs of $4.9 billion on a discounted basis, or $5.3 billion on a book value basis, over 8-1/2 years beginning in 1999. Recovery of stranded costs will be through a separate charge to be levelized over the recovery period using a 7.47% cost of capital.

     The PUC Restructuring Order provides for the phasing in of customer choice of electric generation supplier for all customers: one-third of the peak load of each customer class on January 1, 1999; one-third on January 2, 1999 (one day later); and the remainder on January 2, 2000. All customers will continue to take bundled electric service under the Company's PUC-approved rates through December 31, 1998. From January 1, 1999 through June 30, 2007, the Company will be obligated to provide generation service to customers who do not choose an alternate energy supplier as well as all customers who seek a new energy supplier but are unable to reach a service agreement with another supplier. The Company's rates for these customers will remain bundled and are capped at 1996 levels through June 30, 2007, subject to certain exceptions.

     The PUC Restructuring Order caps all customer bills at the year-end 1996 system-wide average of 9.95 cents per kWh. Beginning January 1, 1999, electric rates for customers who choose an alternate energy supplier will be unbundled into a transmission and distribution component, the charge for recovery of stranded costs and a "shopping credit" for generation. On a system-wide average basis, the transmission and distribution component will be 2.93 cents per kWh, the charge for recovery of stranded costs will be 2.45 cents per kWh and the "shopping credit" for generation will be 4.58 cents per kWh. Bundled rates are capped through June 30, 2001, subject to certain provisions.

     To encourage competition, the PUC established the "shopping credit" for generation in excess of current market prices. The PUC estimates that customers who choose an alternate energy supplier will save up to 15% of their total electric bill beginning in 1999 through June 30, 2007 and will save 30 % of their total electric bill thereafter.

     The PUC Restructuring Order requires the Company to increase enrollment in its Customer Assistance Program for low-income customers, presently limited to 40,000 customers, to at least 80,000 customers with no limit on the number of enrollees. The Company has also been directed to spend $5.6 million on weatherization programs for low-income customers.

     The Company believes that the PUC Restructuring Order provides sufficient details regarding the deregulation of the Company's electric generation operations to require the Company to discontinue the use of regulatory accounting in its financial statements for those operations. The Company determined that at December 31, 1997, $5.8 billion of its $7.1 billion of electric generation assets were impaired and it had $2.6 billion of other electric generation-related regulatory assets. At December 31, 1997, the Company recorded an extraordinary charge against income of $3.1 billion ($1.8 billion net of income taxes) to reflect the amount of electric generation-related assets that will not be recovered from customers either prior to the commencement of competition or under the PUC Restructuring Order. See note 4 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

     On January 21, 1998, the Company filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania (Eastern District Court) seeking injunctive and monetary relief on the grounds that the Competition Act and the PUC Restructuring Order: (1) are preempted by Section 201(b) of the Federal Power Act; (2) effect a taking of private property without just compensation in violation of the Fifth and Fourteenth Amendments to the U.S. Constitution; (3) violate the Due Process Clause, the Contract Clause and the First Amendment of the U.S. Constitution; and (4) deprive the Company of certain other federally protected rights.

     On January 22, 1998, the Company filed two Petitions for Review in the Commonwealth Court of Pennsylvania (Commonwealth Court) appealing the PUC Restructuring Order. The petitions state that the PUC Restructuring Order must be set aside because it is based upon errors of law, is not supported by substantial evidence, constitutes an arbitrary and capricious abuse of administrative discretion and deprives the Company of the due process of law, to which it is entitled under Article I of the Pennsylvania Constitution.

     In addition to the Company's appeals, numerous other parties, including various intervenors, have filed appeals and cross appeals of the PUC Restructuring Order. There are also two pending actions alleging that the manner in which the Competition Act was passed by the Pennsylvania legislature violates the Pennsylvania Constitution.

     The Competition Act authorizes the PUC to approve, by adopting a Qualified Rate Order (QRO), the issuance of Transition Bonds as a mechanism to mitigate stranded costs and reduce customer rates. The Transition Bonds may be issued by a utility, a finance subsidiary of a utility or a third-party assignee of a utility. Under the Competition Act, proceeds of Transition Bonds are required to be used principally to reduce qualified stranded costs and the related capitalization of the utility. The Transition Bonds are payable from irrevocable customer charges and may have a maximum maturity of the earlier of ten years or the recovery period of stranded costs.

     On January 22, 1997, the Company filed an Application with the PUC for a QRO authorizing the issuance of Transition Bonds to fund $3.6 billion of stranded costs and related transaction and use of proceeds costs. On May 22, 1997, the PUC adopted an order authorizing the Company to securitize up to $1.1 billion of stranded costs. Such authorization, which expires May 22, 1998 unless extended, does not preclude the Company from applying for an additional QRO to securitize additional stranded costs. Certain parties which intervened in the Company's Application for a QRO have appealed the PUC's order to the Commonwealth Court. The Company believes it is unlikely that it will securitize the recovery of its stranded costs until these appeals and the appeals of the PUC Restructuring Order are resolved. If the Company does securitize, it cannot predict the amount of stranded cost recovery that it would be permitted to securitize or the impact of such securitization on the Company's capitalization.

     The Competition Act requires each regulated electric utility to implement a Retail Access Pilot Program (Pilot Program) for customers representing 5% of the peak load of each customer class. On August 29, 1997, the PUC issued a final order outlining the guidelines for Pilot Programs. Among other things, the Pilot Programs guidelines provide for: residential and commercial customers to be given a 3 cent per kWh energy credit and a 13% reduction in the regulated portion of their bills; industrial customers to be given a 2.7 cent per kWh energy credit and a 10% reduction in the regulated portion of their bills. Approximately 400,000 of the Company's customers applied to participate in the Company's Pilot Program. In a lottery held by an independent third party, approximately 75,000 customers were chosen to participate in the Company's Pilot Program. The Pilot Programs began on November 1, 1997 and will last through December 31, 1998.

Electric - Wholesale

     During 1996, the FERC issued Order No. 888 which requires all public utilities that own, control or operate interstate transmission facilities to file open-access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by the FERC. The FERC's stated goal in promulgating Order No. 888 and related orders is to remove impediments to competition in the wholesale bulk power market place and to bring more efficient, lower cost power to electricity consumers.

     In response to Order No. 888, on July 3, 1996, the Company filed an individual compliance tariff with the FERC which became effective July 9, 1996. In December 1996, the Company and the other members of the PJM Interconnection
(PJM) filed a joint compliance filing with the FERC. The PJM is a power pool which integrates through central dispatch the generation and transmission operations of its member companies across a 50,000 square-mile territory in the Mid-Atlantic region. That filing included a PJM regional transmission tariff. Under the PJM tariff, which became effective on March 1, 1997, transmission service is provided on a pool-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of the transmission system at the point of delivery.

     On March 31, 1997, the members of the PJM converted that organization from an unincorporated association into a limited liability company and filed with the FERC a revised PJM Operating Agreement to reflect that change.

     In November 1997, the FERC issued an order authorizing the establishment of an independent system operator (ISO) for the PJM on January 1, 1998 and designated the PJM Interconnection, L.L.C.'s Office of the Interconnection as the ISO. The ISO is responsible for operation of the PJM control area and administration of the PJM open-access transmission tariff and the hourly energy market in the PJM. In that same order, the FERC directed the Company and the other transmission owners in the PJM to turn over control of their transmission facilities to the ISO and put in place a new PJM regional transmission tariff and energy market arrangement. Although the Company cannot predict the long-term economic effect of the restructured pooling arrangements approved by the FERC, the arrangements, together with the introduction of retail competition, could adversely affect the Company's ability to fully recover its transmission costs. Authority has been requested from the FERC to sell energy from PJM-dispatched generating units in the PJM markets, including the hourly energy market, at market based rates. The FERC has not yet acted on this request.

     The Company received approval from the FERC to remove the cost-based cap on prices charged for power in the wholesale market and certain changes regarding the terms of the buy-for-resale agreements. The new tariff provisions allow the Company to sell energy at market-based rates both within and outside the geographical boundaries of the PJM.

Gas

     The Company's gas sales and gas transportation revenues are derived pursuant to rates regulated by the PUC. The PUC has established through regulatory proceedings the base rates the Company may charge for gas service in Pennsylvania. The Company's gas rates are subject to a purchased gas cost (PGC) adjustment clause and a State Tax Adjustment Surcharge (STAS). The PGC is designed to recover or refund the difference between the actual cost of purchased gas and the amount included in base rates. The PGC is adjusted quarterly. The STAS is designed to recover or refund increases or decreases in certain state taxes not recovered in base rates.

     On August 1, 1997, the Company reached a settlement on all outstanding issues regarding its PGC No. 14 rates for the period December 1, 1997 to November 30, 1998, which reflects a $0.0731 per thousand cubic feet (mcf) decrease in natural gas sales rates. PGC No. 14 became effective December 1, 1997.

     The gas industry is continuing to undergo structural changes in response to FERC policies designed to increase competition. FERC policies have required interstate gas pipelines to unbundle their gas sales service from other regulated tariff services, such as transportation and storage. In anticipation of these changes, the Company modified its gas purchasing arrangements to enable the purchase and transportation of gas at lower cost. The Company, through Horizon Energy Company, is participating in pilot programs outside the Company's gas service territory to market natural gas and other services.

     There is an initiative in the Pennsylvania legislature to deregulate the gas industry, which has the support of the Governor. The Company cannot predict whether the Pennsylvania legislature will enact legislation that deregulates the gas industry or whether the Governor will ultimately sign into law any such legislation. The Company cannot predict the ultimate effect of gas industry deregulation on its future financial condition and results of operations.

Competition

     The Company actively competes in the developing wholesale markets for electricity. The Company's wholesale marketing activities include the sale of energy from the Company's installed capacity, the purchase of energy to meet the Company's retail requirements, the resale of energy purchased from unaffiliated utilities and others and the marketing of energy of other generators. The Company competes in the wholesale market for electricity on the bases of price, dependability of service and execution of transactions.

     The Company, through Horizon Energy and PECO Energy/EnergyOne, expects to compete for retail customers within the Company's traditional retail electric service territory. The Company, through Horizon Energy Company, is participating in electric and gas retail access pilot programs outside the Company's traditional service territory. Over 30 companies, including investor-owned utilities located in Pennsylvania and elsewhere, unregulated energy companies and power marketers, are participating in the Company's Pilot Program.
Competition for retail customers in the Company's Pilot Program has been extensive. Certain companies have targeted specific segments of the market for retail generation services and other companies are competing in all segments. The majority of participating companies have targeted customers in the large commercial and industrial segments of the market. The bases of competition in the Pilot Program are primarily price and reliability. The Company cannot predict whether the competitive factors in the Company's Pilot Program are indicative of future competition for retail generation services.

     The Company anticipates very active competition for retail generation services within the Company's traditional electric service territory. As a result of competitive pressures, the Company has continued to negotiate long-term contracts with many of its larger-volume customers. Although these agreements have generally resulted in reduced margins, they have permitted the Company to retain these customers. For additional information regarding competition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997.

Electric Operations

General

     During 1997, 90% of the Company's operating revenues and 91% of its operating income were from electric operations. Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of electricity are higher in the first and third quarters due to colder weather and warmer weather, respectively. Electric sales and operating revenues for 1997 by class of customer are set forth below:

                                                                                                       Operating
                                                                                       Sales           Revenues
                                                                                 (millions of kWh)  (millions of $)
                  Residential...................................................       10,407           $1,357
                  Small commercial and industrial...............................        6,685              779
                  Large commercial and industrial...............................       15,034            1,077
                  Other.........................................................          841              148
                  Change in unbilled............................................           70               19
                                                                                      -------          -------
                      Service territory.........................................       33,037            3,380
                  Interchange sales.............................................        1,927               59
                  Sales to other utilities......................................       28,893              728
                                                                                      -------          -------
                      Total                                                            63,857           $4,167
                                                                                      =======          =======

     The Company is engaged in the wholesale marketing of electricity on a national basis. The Company's wholesale marketing activities include the sale of energy from the Company's installed capacity, the purchase of energy to meet the Company's retail requirements, the resale of energy purchased from unaffiliated utilities and others and the marketing of energy of other generators. During 1997, the Company purchased 44.6% of its total requirements and estimates that for 1998 it will purchase 39.6% of its total requirements.

     At December 31, 1997, the Company had long-term commitments to purchase from unaffiliated utilities and others energy associated with 1,330 megawatts
(MW) of capacity in 1998, energy associated with 2,540 MW of capacity during the period 1999 through 2002 and energy associated with 2,430 MW of capacity thereafter. Under some of these contracts, the Company may purchase, at its option, additional power as needed. These purchases will be utilized through a combination of sales to jurisdictional customers, long-term sales to other utilities and open-market sales. At December 31, 1997, the Company had entered into long-term agreements with unaffiliated utilities to sell energy associated with 540 MW of capacity in 1998, energy associated with 1,700 MW of capacity during the period 1999 through 2002 and energy associated with 2,040 MW of capacity thereafter. See note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

     The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1997 was as follows:

                                    Type of Capacity                                     MW                % of Total
              Nuclear...........................................................        4,090               44.4%
              Mine-mouth, coal-fired............................................          709                7.7
              Service-area, coal-fired..........................................          725                7.9
              Oil-fired.........................................................        1,176               12.8
              Gas-fired.........................................................          267                2.9
              Hydro (includes pumped storage)...................................        1,392               15.1
              Internal combustion                                                         845                9.2
                                                                                        -----              -----
              Total                                                                     9,204(1)           100.0%
                                                                                        =====              =====

---------------
(1)  See "Fuel" for sources of fuels used in electric generation.

     The all-time maximum hourly demand on the Company's system was 7,390 MW which occurred on July 15, 1997. The Company's peak service territory load for 1998 is estimated to be 7,267 MW. The Company estimates its generating reserve margin for 1998 to be 33%.

     The all-time maximum PJM demand of 49,406 MW occurred on July 15, 1997. PJM's installed capacity (summer rating) is more than 56,000 MW. The Company's installed capacity is expected to be sufficient to meet its obligation to supply its PJM reserve margin share during the period 1998-2001. See "Deregulation and Rate Matters Electric - Retail."

     The Company's nuclear-generated electricity is supplied by Limerick Generating Station (Limerick) Units No. 1 and No. 2, Peach Bottom Atomic Power Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of
Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Units No. 1 and No. 2 each has a capacity of 1,110 MW; Peach Bottom Units No. 2 and No. 3 each has a capacity of 1,093 MW, of which the Company is entitled to 464 MW of each unit; and Salem Units No. 1 and No. 2 each has a capacity of 1,106 MW, of which the Company is entitled to 471 MW of each unit.

     The Company's nuclear generating facilities represent approximately 44% of its installed generating capacity. In 1997, approximately 39% of the Company's electric output was generated from the Company's nuclear generating facilities. Changes in regulations by the NRC that require a substantial increase in capital expenditures for the Company's nuclear generating facilities or that result in increased operating costs of nuclear generating units could adversely affect the Company.

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

     Property insurance in the amount of $2.75 billion is maintained for each nuclear power plant in which the Company has an ownership interest. The Company is responsible for its proportionate share of such insurance based on its ownership interest. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If, as a result of an accident, the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $26 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition or results of operations.

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

     NRC regulations require that licensees of nuclear generating facilities demonstrate that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, the PUC permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. The Company's current estimate of the cost of decommissioning its nuclear facilities is $1.5 billion in 1997 dollars which is being collected through electric rates over the life of each generating unit. Beginning in 1999, decommissioning costs will be recoverable through transmission and distribution rates. At December 31, 1997, the Company held $320 million in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs.

     In an Exposure Draft issued in 1996, the Financial Accounting Standards Board (FASB) proposed changes in the accounting for closure and removal costs of production facilities, including the recognition, measurement and classification of decommissioning costs for nuclear generating stations. The FASB has expanded the scope of the Exposure Draft to include closure or removal liabilities that are incurred at any time during the operating life of the related long-lived asset. The FASB has decided that it should proceed toward either a final Statement or a revised Exposure Draft. The timing of this project is still to be determined. If current electric utility industry accounting practices for decommissioning are changed, annual provisions for decommissioning costs could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and the increased cost would be recognized as a regulatory asset. For additional information concerning nuclear decommissioning, see note 5 of Notes to
Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

     On January 29, 1998, the NRC proposed to issue a generic letter which would require all nuclear plant operators to provide the agency with information concerning their programs, planned or implemented, to address Year 2000 computer and systems issues at their facilities. In particular, operators would be asked to provide confirmation of implementation of their programs and certification that their facilities are Year 2000 ready and in compliance with the terms and conditions of their licenses and NRC regulations. Licensees would be required to submit a written response indicating the status of their Year 2000 readiness program, including scope, assessment process and plans for corrective action. Upon completion of their Year 2000 readiness program and no later than July 1, 1999, licensees would be required to confirm to the NRC that their facilities are Year 2000 ready, together with a status report of work necessary to be Year 2000 compliant. Year 2000 ready means computer systems and applications are suitable for continued use into the year 2000. Year 2000 compliant means that such systems and applications accurately process date/time data beyond the year 2000. The Company cannot predict if this or any proposal will be adopted by the NRC. For additional information regarding Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997.

     In 1996, the NRC requested that all nuclear plant operators inform the NRC whether their nuclear units are operated and maintained within the design bases of the facilities and confirm that any deviations have been or will be reconciled in a timely manner. The Company responded to the NRC's request on February 4, 1997 with a detailed description of ongoing activities and new initiatives to ensure that Limerick and Peach Bottom are operated and maintained within their design bases. PSE&G provided a similar response to the NRC on February 11, 1997 concerning Salem. Since the information that was submitted will be used by the NRC to determine follow-up inspection activity or potential enforcement actions, the Company cannot predict what impact the NRC's request will have.

Limerick Generating Station

     Limerick Unit No. 1 achieved a capacity factor of 85% in 1997 and 84% in 1996. Limerick Unit No. 2 achieved a capacity factor of 95% in 1997 and 91% in 1996. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in the spring of 1996 and 1997, respectively.

     On May 9, 1997, the NRC issued its periodic Systematic Assessment of Licensee Performance (SALP) for Limerick for the period April 2, 1995 to March 29, 1997. Limerick achieved ratings of "1," the highest of three rating categories, in the areas of Operations, Maintenance and Plant Support. In the area of Engineering, Limerick achieved a rating of "2." The NRC stated that the overall performance of Limerick remained excellent. Strong management involvement and conservative decision making were exhibited in day-to-day activities. Self-assessment and quality assurance activities continued to be effective. The Performance Enhancement Process continued to be an effective program for identifying, evaluating and correcting issues with appropriate thresholds and priorities. Oversight and independent review committees contributed to the corrective actions program effectiveness. While noting strengths in design, analysis and modifications, the NRC stated that earlier engineering intervention could have prevented equipment problems that resulted in a number of plant trips and forced shutdowns. The NRC also noted that management has recognized this performance weakness and has initiated remedial actions. The Company is continuing to take actions in response to the NRC's comments.

     In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWRs take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Each of the reactors at Limerick and Peach Bottom is a GE BWR. Initial examination of Limerick Unit No. 1 was completed during the February 1996 refueling outage. Although crack indications were identified at one location, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 1 for a minimum of the next two operating cycles. In accordance with industry experience and guidance, initial examination of Limerick Unit No. 2 has been scheduled for the refueling outage planned for April 1999. Peach Bottom Unit No. 3 was initially examined during its refueling outage in the fall of 1993. Although crack indications were identified at two locations, the Company presented its finding to the NRC and recommended continued operation of Unit No. 3 for a two-year cycle. Unit No. 3 was re-examined during its refueling outage in the fall of 1995 and the extent of cracking identified was determined to be within industry-established guidelines. The Company has concluded, and the NRC has concurred, that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 3 until its refueling outage scheduled for 1999, at which time it will be re-examined. Peach Bottom Unit No. 2 was initially examined during its October 1994 refueling outage and the examination revealed a minimal number of flaws. Unit No. 2 was re-examined during its last refueling outage in September 1996. Although the examination revealed additional minor flaw indications, the Company concluded, and the NRC concurred, that neither repair nor modification to the core shroud was necessary. The Company is also participating in a GE BWR Owners Group to develop long-term corrective actions.

     As a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which are part of the water supply system for emergency cooling of the reactor core, the NRC issued a Bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC proposed three resolution options, including the installation of large capacity passive strainers, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Strainers were installed at Peach Bottom Unit No. 3 during the October 1997 refueling outage. Installation of strainers at Peach Bottom Unit No. 2 and Limerick Unit No. 1 is scheduled for their next refueling outages in October 1998 and April 1998, respectively. For Limerick Unit No. 2, the NRC granted the Company's request to defer the installation of strainers until the end of 1998. The Company has requested that the deferral period for installation of strainers at Limerick Unit No. 2 be extended until its scheduled refueling outage in April 1999. No assurance can be given that such additional deferral will be granted. The Company cannot predict what other actions, if any, the NRC may take in this matter.

     The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment at certain nuclear facilities, including Limerick and Peach Bottom, may not provide the necessary level of fire protection and requested licensees to describe short- and long-term measures being taken to address this concern. The Company has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. The Company has been in contact with the NRC regarding the Company's long-term measures to address Thermo-Lag fire barrier issues. In 1995, the Company completed its engineering re-analysis for both Limerick and Peach Bottom. This re-analysis identified proposed modifications to be performed over the next several years at both plants in order to implement the long-term measures addressing the concern over Thermo-Lag use. The Company met with the NRC during 1997 regarding the Company's plans for the resolution of the Thermo-Lag issue. In August 1997, the NRC informed the Company that it was satisfied with the progress to date on this issue. The Company continues to work towards completion of activities to resolve this issue by the previously committed dates of April 1999 for Limerick and October 1999 for Peach Bottom.

     Water for the operation of Limerick is drawn from the Schuylkill River adjacent to Limerick and from the Perkiomen Creek, a tributary of the Schuylkill River. During certain periods of the year, generally the summer months but possibly for as much as six months or more in some years, the Company would not be able to operate Limerick without the use of supplemental cooling water due to existing regulatory water withdrawal constraints applicable to the Schuylkill River and the Perkiomen Creek. Supplemental cooling water for Limerick is provided by a supplemental cooling water system which draws water from the Delaware River at the

Point Pleasant Pumping Station, transports it to the Bradshaw Reservoir (Point Pleasant Project), then to the east and main branches of the Perkiomen Creek and finally to Limerick. The supplemental cooling water system also provides water for public use to two Montgomery County water authorities. Certain of the permits relating to the operation of the supplemental cooling water system must be renewed periodically.

     The Company has entered into an agreement with a municipality to secure a backup source of water for the operation of Limerick should the amount of water from the supplemental cooling water system not be sufficient. Should the supplemental cooling water system be completely unavailable, this backup source is capable of providing cooling water to operate both Limerick units simultaneously at 70% of rated capacity for short periods of time.

Peach Bottom Atomic Power Station

     Peach Bottom Unit No. 2 achieved a capacity factor of 100% in 1997 and 79% in 1996. Peach Bottom Unit No. 3 achieved a capacity factor of 79% in 1997 and 99% in 1996. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in the fall of 1996 and 1997, respectively.

     On July 17, 1997, the NRC issued its periodic SALP report for Peach Bottom for the period October 15, 1995 to June 7, 1997. Peach Bottom achieved ratings of "1," in the areas of Plant Operations, Maintenance and Plant Support. In the area of Engineering, Peach Bottom achieved a rating of "2." Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. The NRC stated that station management provided excellent oversight and control of engineering activities throughout the period. The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillances, and tests were not consistent with the design and licensing bases. The Company is continuing to take actions in response to the NRC's comments.

     During the Unit No. 3 refueling outage in October 1997, cracks were identified in three of the ten recirculation system jet pump riser pipes within the reactor vessel. The Company developed a plan allowing for the continued operation of the unit for several months until permanent repairs can be made. The plan limits operation of the unit to 94% of its rated power level for most of this period. The Company plans to remove Unit No. 3 from service for approximately two weeks during March 1998 to perform permanent repairs. The Company expects that the permanent repairs will cost approximately $3.25 million.

     The Company, Delmarva Power & Light Company and PSE&G have agreed to an operating performance standard through December 31, 2007 for Peach Bottom and through December 31, 2011 for Salem. Under the standard, the operator of each respective station would be required to make payments to the non-operating owners if the three-year capacity factor, determined annually, of such station falls below 40 percent, subject to a maximum of $25 million per year. The initial three-year period began on January 1, 1998 for Peach Bottom and will begin on the date Salem Unit No. 1 returns to service for Salem. The parties have also agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

     In addition to the matters discussed above, see "Limerick Generating Station" for a discussion of certain matters which affect both Peach Bottom and Limerick.

Salem Generating Station

     Salem Units No. 1 and No. 2 were taken out of service by PSE&G in the second quarter of 1995. In June 1995, the NRC issued a Confirmatory Action Letter (CAL) which documented commitments of PSE&G to keep each unit off line until it is satisfied that the unit is ready to return to service and to operate reliably over the long term and until the NRC agrees that the unit is sufficiently prepared to restart. Salem Unit No. 2 returned to service on August 30, 1997. The NRC amended the CAL to require a final assessment of Salem Unit No. 2 after approximately two months of full operation. The Company has been informed by PSE&G that a meeting was held with the NRC on December 4, 1997 which satisfied this final CAL requirement for Salem Unit No. 2.

     The Company has been informed by PSE&G that Salem Unit No. 1 is expected to return to service in the second quarter of 1998. Restart of Salem Unit No. 1 is also subject to completion of the requirements of the restart plan to the satisfaction of PSE&G and the NRC. The Company has been informed by PSE&G that the NRC's Readiness Assessment Team Inspection (RATI) of Salem Unit No. 1 (a requirement for restart) was completed on February 20, 1998. The inspection team concluded that Salem Unit No. 1 was ready to return to operation. The inability to successfully return the Salem Unit No. 1 to operation could have a material adverse effect on the Company's financial condition and results of operations. During 1997, the Company incurred and expensed $152 million for replacement power and maintenance costs related to the shutdown of Salem. See note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997. See also "Peach Bottom Atomic Power Station" for a discussion of operating performance standards.

     The Company has been informed by PSE&G that as a part of PSE&G's efforts to return the Salem units to service, an examination was performed on the steam generators, which are large heat exchangers used to produce steam to drive the turbines. Inspection of Salem Unit No. 1 indicated degradation in a significant number of tubes. Inspection and testing of Salem Unit No. 2 confirmed that the condition of the steam generators are well within current repair limits. The Salem co-owners purchased and installed in Salem Unit No. 1 unused steam generators from the unfinished Seabrook Nuclear Generating Station Unit No. 2 in New Hampshire. The cost of replacing the Salem Unit No. 1 steam generators, including installation of the new steam generators and disposal of the old steam generators, was approximately $178 million, of which the Company's share was approximately $76 million.

     At the January 1997 semi-annual NRC Senior Management Meeting, the Salem units were placed on the NRC Watch List (Watch List) and were designated as Category 2 facilities. In a letter to PSE&G advising of the action, the NRC noted that its decision to place the Salem units on the Watch List was not based on any recent performance problems or decline but was due to the NRC's determination that the Salem units should have been placed on the Watch List previously because of Salem's past safety performance. The NRC also indicated in its letter that it had increased its attention and resources at Salem commensurate  with  a  Watch  List  plant.  Finally,  the  NRC  concluded  that, notwithstanding the improvements at Salem (which were noted), had it been previously identified as a Watch List plant, Salem would not have been removed from the Watch List since Salem had yet to demonstrate a period of safe performance at power. The NRC has three classifications of facility monitoring. A Category 3 facility is one which is having or has had significant weaknesses that warrant maintaining the plant in a shutdown condition until the licensee can demonstrate to the NRC that adequate programs have both been established and implemented to ensure substantial improvement. Full NRC approval is required for restart of plants in this category which the NRC will monitor closely. A Category 2 facility is a plant that is authorized to operate but that the NRC will monitor closely. Although being operated in a manner that adequately protects public health and safety, plants in this category are having or have had weaknesses that warrant increased NRC attention. A plant will remain in this category until the licensee either demonstrates a period of improved performance, or until a further deterioration of performance results in the plant being placed in Category 3. A Category 1 facility is a plant that has been removed from the Watch List.

     On July 8, 1997, a predecisional enforcement conference was held with the NRC to discuss apparent violations at Salem. These apparent violations, identified in May and June 1997, concerned emergency core cooling system switch over and related residual heat removal system (RHR) flow issues and fire protection issues. In a letter dated October 8, 1997, the NRC informed PSE&G that a Level III violation was cited for the issues surrounding the RHR system and Level IV violations were cited for the two fire protection issues. There was no civil penalty issued by the NRC for any of these violations.

     The Company has been informed by PSE&G that predecisional enforcement conferences were held on December 9, 1997 to discuss two allegations concerning security program issues which occurred at Salem in 1996. PSE&G cannot predict what other actions, if any, the NRC may take in these matters.

     In addition to the matters discussed above, see "Environmental Regulations -- Water."

Fuel

     The following table shows the Company's sources of electric output for 1997 and as estimated for 1998:

                                                                                      1997          1998 (Est.)
          Nuclear...........................................................           39.0%            43.6%
          Mine-mouth, coal-fired............................................            8.0              7.2
          Service-area, coal-fired..........................................            5.7              6.8
          Oil-fired.........................................................            0.9              1.0
          Hydro (includes pumped storage)...................................            1.6              1.6
          Internal combustion...............................................            0.2              0.2
          Purchased, interchange and nonutility generated...................           44.6             39.6
                                                                                     ------           ------
                                                                                      100.0%           100.0%
                                                                                     ======           ======

Nuclear

     The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore into uranium concentrate; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the utilization of the nuclear fuel in the generating station reactor. The Company does not anticipate difficulty in obtaining the necessary uranium concentrates or conversion, enrichment or fabrication services for Limerick or Peach Bottom. PSE&G has informed the Company that it presently has sufficient contracts for uranium and services related to the nuclear fuel cycle to fully meet its current projected requirements. The following table summarizes the years through which the Company has contracts for the segments of the nuclear fuel supply cycle:

                                                         Concentrates (1)    Conversion (2)    Enrichment      Fabrication
Limerick Unit No. 1  ................................           2002              2001             2004            2003
Limerick Unit No. 2  ................................           2002              2001             2004            2004
Peach Bottom Unit No. 2  ........................               2002              2001             2004            2001
Peach Bottom Unit No. 3  ........................               2002              2001             2004            2002

---------------
(1) The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis.

(2) The Company also has commitments for at least 60% of the conversion services requirements for Limerick and Peach Bottom through 2002.

     There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The Company currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. Limerick has on-site facilities with capacity to store spent fuel to 2007. Peach Bottom has on-site facilities with capacity to store spent fuel until 2000 for Unit No. 2 and 2001 for Unit No. 3. In 1998, the Company will begin construction of a dry spent-fuel storage facility at Peach Bottom to maintain full-core discharge capacity in the spent-fuel pools. Construction is expected to take approximately 27 months. The Company expects that such a facility will cost $16 million to construct and will provide spent-fuel storage capacity at Peach Bottom for the life of the plant. The Company expects to purchase storage canisters for the spent fuel at an estimated cost of $6 million per year. The Company has been informed by PSE&G that as a result of reracking the two spent-fuel pools at Salem, the spent-fuel storage capacity of Salem Units No. 1 and No. 2 is estimated to be 2012 and 2016, respectively.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is required to begin taking possession of all spent nuclear fuel generated by nuclear facilities, including the Company's, for long-term storage by no later than 1998. Based on recent public pronouncements, it is not likely that a permanent disposal site will be available for the industry before 2015, at the earliest. In reaction to statements from the DOE that it was not legally obligated to begin to accept spent fuel in 1998, a group of utilities and state government agencies filed a lawsuit against the DOE which resulted in a decision by the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) in July 1996 that the DOE had an unequivocal obligation to begin to accept spent fuel in 1998. In accordance with the NWPA, the Company pays the DOE one mill ($.001) per kWh of net nuclear generation for the cost of nuclear fuel disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. Because of inaction by the DOE following the D.C. Court of Appeals finding of the DOE's obligation to begin receiving spent fuel in 1998, a group of forty-two utility companies, including the Company, and forty-six state agencies, filed suit against the DOE seeking authorization to suspend further payments to the U.S. government under the NWPA and to deposit such payments into an escrow account until such time as the DOE takes effective action to meet its 1998 obligations. In November 1997, the D.C. Court of Appeals issued a decision in which it held that the DOE had not abided by its prior determination that the DOE has an unconditional obligation to begin disposal of spent nuclear fuel by January 31, 1998. The D.C. Court of Appeals also precluded the DOE from asserting that it was not required to begin receiving spent nuclear fuel because it had not yet prepared a permanent repository or an interim storage facility. The DOE and one of the utility companies have filed a Petition for Reconsideration of the decision. In February 1998, a group of utilities, including the Company, filed a petition with the D.C. Court of Appeals for further orders to enforce the court's previous decisions. The state agencies have filed a similar petition. The U.S. House of Representatives and the U.S. Senate passed separate bills in 1997 authorizing construction of a temporary storage facility which could accept spent nuclear fuel from utilities in 2003. In addition, the DOE is exploring other options to address delays in the waste acceptance schedule. The charge collected by the Company from its customers in 1997 for spent-fuel disposal was $24 million.

     As a by-product of their operations, nuclear generating units, including those in which the Company owns an interest, produce low level radioactive waste
(LLRW). LLRW is accumulated at each facility and permanently disposed of at a federally licensed disposal facility. The Company is currently shipping LLRW generated at Peach Bottom and Limerick to the disposal site located in Barnwell, South Carolina for disposal. On-site storage facilities have been constructed at Peach Bottom and Limerick, each with a five-year storage capacity, which are currently being used for interim storage.

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

     Salem has on-site LLRW storage facilities with a five-year storage capacity. The Company has been informed by PSE&G that PSE&G ships LLRW generated at Salem to Barnwell, South Carolina and currently uses the Salem facility for interim storage. PSE&G has also advised the Company that New Jersey plans to establish a LLRW disposal facility by 2000. Public meetings have been held in an effort to provide information to and obtain feedback from the public. To date, there have been no voluntary sites identified. Consequently, on February 10, 1998, the state agency responsible for this program recommended to the Governor of New Jersey that this effort be abandoned. The Company, as a Salem co-owner, has paid $857,000 as its share of the New Jersey siting costs.

     The National Energy Policy Act of 1992 (Energy Act) requires, among other things, that utilities with nuclear reactors pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year for 15 years, of which the Company's share is $5 million per year. The Energy Act provides that these costs are to be recoverable in the same manner as other fuel costs. The Company has recorded the liability and a related regulatory asset of $46 million for such costs at December 31, 1997. The Company is currently recovering these costs through rates.

     The Company is currently recovering in rates the costs for nuclear decommissioning and decontamination and spent-fuel storage. The Company believes that the ultimate costs of decommissioning and decontamination, spent-fuel disposal and any assessment under the Energy Act will continue to be recoverable through rates. For additional information concerning decommissioning, see "Electric Operations - General."

Coal

     The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania operated by GPU Generating Corp. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for varying amounts of coal purchases as follows: between 3.0 million and
3.5 million tons for each of the years through 1999; and a total of 6.5 million tons for the years 2000 through 2004. Approximately 80% of Conemaugh's 1998 fuel requirements are secured by a long-term contract and the remainder by several short-term contracts or spot purchases.

     The Company has entered into contracts for a significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone Station (Eddystone) and Cromby Station (Cromby). At January 1, 1998, the Company had contracts with two suppliers for 1.5 million tons per year or approximately 80% of expected annual requirements. Both contracts expire on December 31, 2000.

Oil

     The Company purchases fuel oil through a combination of short-term contracts and spot market purchases. The contracts are normally not longer than one year in length. Fuel oil inventories are managed such that in the winter months sufficient volumes of fuel are available in the event of extreme weather conditions and during the remaining months inventory levels are managed to take advantage of favorable market pricing.

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

Gas Operations

     During 1997, 10% of the Company's operating revenues and 9% of its operating income were from gas operations. Gas sales and operating revenues for 1997 by class of customer are set forth below:

                                                                                                       Operating
                                                                                      Sales            Revenues
                                                                                     (mmcf)         (millions of $)
                  House heating.................................................       32,666             $265
                  Residential (other than house heating)........................        1,614               17
                  Commercial and industrial.....................................       19,830              145
                  Other.........................................................          673                3
                  Change in unbilled............................................          212               (1)
                                                                                       ------           ------
                      Total gas sales...........................................       54,995              429
                  Gas transported for customers.................................       30,412               22
                                                                                       ------           ------
                      Total gas sales and gas transported.......................       85,407             $451
                                                                                       ======           ======

     Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of gas are higher in the first and fourth quarters due to colder weather.

     The Company's natural gas supply is provided by purchases from a number of suppliers for terms of up to five years. These purchases are delivered under several long-term firm transportation contracts with Texas Eastern Transmission Corporation (Texas Eastern) and Transcontinental Gas Pipe Line Corporation

(Transcontinental). The Company's aggregate annual entitlement under these firm transportation contracts is 98.5 million dekatherms. Peak gas is provided by the Company's liquefied natural gas facility and propane-air plant. See "ITEM 2. PROPERTIES."

     Through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation, underground storage capacity of 21.5 million dekatherms is under contract to the Company. Natural gas from underground storage represents approximately 40% of the Company's 1997-98 heating season supplies.

     The gas industry is continuing to undergo structural changes in response to FERC policies designed to increase competition. In addition, there is an initiative in the Pennsylvania legislature to deregulate the gas industry, which has the support of Governor Ridge. See "Deregulation and Rate Matters."

     Horizon Energy Company, a wholly owned subsidiary of the Company, is an unregulated marketing enterprise. Horizon Energy is engaged in marketing gas to residential and commercial gas customers outside of the Company's service territory. Horizon Energy is also a member of a natural gas buying cooperative created to enhance reliability of service and to access less expensive gas supplies for its eight gas utility members.

Segment Information

     Segment information is incorporated herein by reference to note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

Construction

     The Company maintains a construction program designed to meet the projected requirements of its customers and to provide service reliability, including the timely replacement of existing facilities. The Company's current construction program does not include any new generating facilities. At December 31, 1997, construction work in progress, excluding nuclear fuel, aggregated $611 million.

     Due to the expected adverse impact of the PUC Restructuring Order and competition for electric generating services on its future capital resources, the Company is currently evaluating its capital commitments for 1999 and beyond. The following table shows the Company's most recent estimate of capital expenditures for plant additions and improvements for 1998:

                                                                                  (Millions of $)
         Electric:
              Production........................................................         $155
              Nuclear fuel......................................................           53
              Transmission and distribution.....................................          126
              Other electric....................................................            3
                                                                                         ----
                  Total electric................................................          337
         Gas....................................................................           40
         Other..................................................................           73
                                                                                         ----
              Total.............................................................         $450
                                                                                         ====

     Nuclear fuel requirements exclude the Company's share of the requirements for Peach Bottom and Salem which are provided by an independent fuel company under a capital lease. See note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

Capital Requirements and Financing Activities

     The following table shows the Company's most recent estimate of capital requirements for 1998:

                                                                                  (Millions of $)
                  Construction..................................................         $450
                  New ventures (1)..............................................          150
                  Long-term debt maturities and sinking funds...................          247
                                                                                         ----
                           Total capital requirements...........................         $847
                                                                                         ====

---------------
(1)  A portion of these expenditures will be expensed.

     The following table shows the Company's financing activities for 1997:

                                                                                  (Millions of $)
              Pollution Control
                    Variable Rate due 2027......................................          $23
              Term-Loan Facility
                    Variable Rate due 1998......................................           88
              Trust Preferred Securities
                    8% Series C.................................................           50
                                                                                         ----
                           Total................................................         $161
                                                                                         ====

     During 1997, the Company entered into a $900 million unsecured revolving credit facility with a group of banks. The credit facility is composed of a $450 million 364-day credit agreement and a $450 million three-year credit agreement. The Company uses the credit facility principally to support the Company's commercial paper program.

     Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements in accordance with the prescribed system of accounts. As a result of the extraordinary charge in December 1997, the Company did not meet the earnings test under the Mortgage required for the issuance of additional bonds against property additions for the twelve months ended December 31, 1997. In addition, the Company does not expect to meet the earnings test under the Mortgage for any twelve-month period ending prior to December 31, 1998. Earnings coverages under the Mortgage for the calendar years 1996 and 1995 were 4.39 and 4.94 times, respectively. At December 31, 1997, the Company was entitled to issue approximately $3.7 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

     Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least 1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. As a result of the extraordinary charge in December 1997, the Company did not meet the earnings test of the Articles for the twelve months ended December 31, 1997. In addition, the Company does not expect to meet the earnings test under the Articles for any twelve-month period ending prior to December 31, 1998. Earnings coverage under the Articles for the calendar years 1996 and 1995 was 2.50 and 2.34 times, respectively.

     The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                              1993         1994        1995        1996         1997
Ratio of Earnings to Fixed Charges.....................       3.15         2.66        3.41        3.29        2.71
Ratio of Earnings to Combined Fixed Charges and
     Preferred Stock Dividends.........................       2.67         2.32        3.12        3.04        2.50

For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases. For purposes of calculating these ratios, income from continuing operations for 1997 does not include the extraordinary charge against income of $3.1 billion ($1.8 billion net of income taxes).

     At December 31, 1997, the Company had a total of $87.5 million outstanding under an unsecured term-loan agreement with banks maturing in 1998. Most of the Company's unsecured debt agreements contain cross-default provisions to the Company's other debt obligations.

     The Company has a $600 million commercial paper program. At December 31, 1997, there was $314 million of commercial paper outstanding. At December 31, 1997, the Company and its subsidiaries had formal and informal lines of credit with banks aggregating $75 million against which there was no short-term debt outstanding. As of December 31, 1997, the Company had no compensating balance agreements with any bank.

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997.

Employee Matters

     The Company and its subsidiaries had 7,359 employees at December 31, 1997. None of the employees of the Company or its subsidiaries are represented by a union. Over the past several years, a number of unions have filed petitions with the National Labor Relations Board to hold certification elections with regard to different segments of employees within the Company. In all cases, the Company employees have rejected union representation. The Company expects that such petitions will continue to be filed in the future.

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

     An environmental issue with respect to construction and operation of electric transmission and distribution lines and other facilities is whether exposure to electro-magnetic fields (EMF) causes adverse human health effects. A large number of scientific studies have examined this question and certain studies have indicated an association between exposure to EMF and adverse health effects, including certain types of cancer. However, the scientific community still has not reached a consensus on the issue. Additional research intended to provide a better understanding of EMF is continuing. The Company also supports further research in this area and is funding and monitoring such studies.

     Public concerns about the possible health risks of exposure to EMF have adversely affected, and are expected in the future to adversely affect, the costs of, and time required to, site new distribution and transmission facilities and upgrade existing facilities. The Company cannot predict at this time what effect, if any, this issue will have on other future operations.

Water

     The Company has been informed by PSE&G that PSE&G is implementing the 1994 New Jersey Pollutant Discharge Elimination System permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. The estimated capital cost of compliance with the final permit is approximately $100 million, of which approximately $10 million remains to be spent. The Company's share of such costs is 42.59% and is included in the Company's capital requirements. In 1999, PSE&G must apply to the New Jersey Department of Environmental Protection and Energy (NJDEPE) and other agencies to renew such Salem permit. Failure to obtain renewal of this permit on a timely basis, which cannot be assured, could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Amendments establish a comprehensive and complex national program to substantially reduce air pollution. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO2 and NOx from electric power plants. Flue-gas desulfurization systems (scrubbers) have been installed at Conemaugh Units No. 1 and No. 2 to reduce SO2 emissions to meet the Phase I requirements of the Amendments. Keystone Units No. 1 and No. 2 are subject to the Phase II SO2 and NOx limits of the Amendments which must be met by January 1, 2000. The Company and the other Keystone co-owners are evaluating the Phase II compliance options for Keystone, including the purchase of SO2 emission allowances.

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

     The PDEP has adopted a NOx allowance program which could restrict the operation of the Company's fossil-fired units, require the purchase of NOx emission allowances from others or require the installation of additional control equipment to permit operation above certain limits. The Company has appealed a portion of the PDEP NOx allowance program.

     Many other provisions of the Amendments affect the Company's business. The Amendments establish stringent control measures for geographical regions which have been determined by the EPA to not meet National Ambient Air Quality Standards; establish limits on the purchase and operation of motor vehicles and require increased use of alternative fuels; establish stringent controls on emissions of toxic air pollutants and provide for possible future designation of some utility emissions as toxic; establish new permit and monitoring requirements for sources of air emissions; and provide for significantly increased enforcement power, and civil and criminal penalties.

Solid and Hazardous Waste

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 and the Superfund Amendments and Reauthorization Act of 1986 (collectively CERCLA) authorize the EPA to cause potentially responsible parties
(PRPs) to conduct (or for the EPA to conduct at the PRPs' expense) remedial action at waste disposal sites that pose a hazard to human health or the environment. Parties contributing hazardous substances to a site or owning or operating a site typically are viewed as jointly and severally liable for conducting or paying for remediation and for reimbursing the government for related costs incurred. PRPs may agree to allocate liability among themselves, or a court may perform that allocation according to equitable factors deemed appropriate. In addition, the Company is subject to the Resource Conservation and Recovery Act (RCRA) which governs treatment, storage and disposal of solid and hazardous wastes.

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

     By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site). Several of the PRPs, including the Company, formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agree to perform the RI/FS as described in the work plan issued with the Consent Order. The Company's share of the cost of the RI/FS was approximately 30%. On October 14, 1994, the PRPs submitted to the EPA the RI/FS which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. On October 18, 1995, the PRPs submitted comments to the EPA on the proposed plan which identified several inadequacies with the plan, including substantial underestimates of the costs associated with remediation. In December 1997, the EPA finalized its record of decision (ROD) for the site. The Company is evaluating the cost of implementing the remedy described in the ROD, which differs from the remedy previously proposed by the EPA. In January 1998, the EPA sent letters to approximately 20 PRPs, including the Company, giving them 60 days to negotiate with the EPA to perform the proposed remedy.

     By notice issued in September 1985, the EPA notified the Company that it has been identified as a PRP for the costs associated with the cleanup of a site (Berks Associates/Douglassville site) where waste oils generated from Company operations were transported, treated, stored and disposed. In August 1991, the EPA filed suit in the Eastern District Court against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. On September 29, 1992, the Company and 169 other parties were served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRPs with allocated shares of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a de minimis PRP settlement which would require the Company to pay $991,835 in exchange for the EPA agreeing not to sue, take administrative action under CERCLA for recovery of past or future response costs or seek injunctive relief with respect to the site. The Company has notified the

EPA that it wishes to participate with other eligible PRPs in the de minimis settlement, and is currently awaiting approval of the settlement.

     In October 1995, the Company, along with over 500 other companies, received a General Notice from the EPA advising that the Company had been identified as having sent hazardous substances to the Spectron/Galaxy Superfund Site and requesting the companies to conduct an RI/FS at the site. The Company had previously been identified as a de minimis PRP and paid $2,100 to settle an earlier phase. Additionally, the Company had participated in a PRP agreement and consent order related to further work at the Spectron site. In conjunction with the EPA's General Notice, the existing PRP group has proposed a settlement which, based on the volume of hazardous substances sent to the Spectron site by the Company, would allow the Company to settle the matter as a de minimis party for less than $10,000.

     On October 16, 1989, the EPA and the NJDEPE commenced a civil action in the United States District Court for the District of New Jersey (New Jersey District Court) against 26 defendants, not including the Company, alleging the right to collect past and future response costs for cleanup of the Helen Kramer landfill located in New Jersey. In October 1991, the direct defendants joined the Company and over 100 other parties as third-party defendants. The third-party complaint alleges that the Company generated materials containing hazardous substances that were transported to and disposed at the landfill by a third party. The Company, together with a number of other direct and third-party defendants, has agreed to participate in a proposed de minimis settlement which would allow the Company to settle its potential liability at the site for approximately $40,000.

     On November 30, 1995, the Company was added as a third-party defendant in an existing suit alleging that the Company is responsible for sending waste to the Cinnaminson Ground Water Contamination Site located in the Township of Cinnaminson in Burlington County, New Jersey. The Company has reached an agreement with the plaintiff resolving the Company's liabilities for the site for an amount that is not material to the Company's financial condition or results of operations.

     The Company has been named as a defendant in a Superfund matter involving the Greer Landfill in South Carolina. The plaintiff's motion to dismiss the complaint against the Company was granted, although the third-party defendant's cross-claims against the Company remain. The Company is currently involved in settlement discussions with the third-party defendants.

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

     The Company has identified 27 sites where former manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have  resulted in actual  site  contamination.  The  Company is  presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. The PDEP has approved the Company's clean-up of two sites. Six other sites are currently under some degree of active study and/or remediation. At December 31, 1997, the Company had accrued approximately $35 million for investigation and remediation of these manufactured gas plant sites that currently can be reasonably estimated.

     The Company has also responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to the possible deposit of Company waste materials at various disposal, processing and other sites.

Costs

     At December 31, 1997, the Company had accrued $63 million for various investigation and remediation costs that can be reasonably estimated, including approximately $35 million for investigation and remediation of former manufactured gas plant sites. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

     The Company's budget for capital requirements for 1998 for compliance with environmental requirements total approximately $14 million. In addition, the Company may be required to make significant additional expenditures not presently determinable.

Telecommunications and Other Ventures

     In 1995, the Company and Hyperion Telecommunications, Inc., a subsidiary of Adelphia Cable Company, formed PECO Hyperion Telecommunications. The partnership is a Competitive Local Exchange Carrier (CLEC) and provides local phone service in the Philadelphia metropolitan region. PECO Hyperion utilizes a large-scale fiber optic, cable-based network that currently extends over 525 miles and is connected to major long-distance carriers and local businesses. The Company and Hyperion Telecommunications, Inc. each holds a 50% interest in the partnership.

     On behalf of its venture with AT&T Wireless Services, the Company has completed the initial build-out of a new digital wireless Personal Communications Services (PCS) network. Commercial launch of PCS in the Philadelphia area occurred in October 1997. The Company holds a 49% equity interest in the venture.

     In 1997, the Company and UtiliCorp United formed EnergyOne, L.L.C. (EnergyOne), a separate nationwide marketing company designed to integrate traditional energy commodities with a portfolio of competitively priced products and services. These products and services will be offered by participating distributors and suppliers under franchise arrangements with EnergyOne. The Company and UtiliCorp each holds a 50% equity interest in EnergyOne, with an aggregate investment totaling approximately $22 million. The Company is also an EnergyOne franchisee.

     In 1997, the Company and British Energy of Edinburgh, Scotland formed AmerGen Energy, LLC (AmerGen) to pursue opportunities to acquire and operate nuclear generating stations in the United States. The Company and British Energy each own a 50% equity interest in AmerGen.

     Due to their start-up nature, these joint ventures and investments are expected to negatively affect earnings in the near future. See note 19 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

PECO Energy Capital Corp. and Related Entities

     PECO Energy Capital Corp., a wholly owned subsidiary, is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (Partnership). The Partnership was created solely for the purpose of issuing preferred securities, representing limited partnership interests, and lending the proceeds thereof to the Company, and entering into similar financing arrangements. Such loans to the Company are evidenced by the Company's subordinated debentures (Subordinated Debentures), which are the only assets of the Partnership. The only revenues of the Partnership are interest on the Subordinated Debentures. All of the operating expenses of the Partnership are paid by PECO Energy Capital Corp. As of December 31, 1997, the Partnership held $360,175,464 aggregate principal amount of the Subordinated Debentures.

     PECO Energy Capital Trust I (Trust) was created in October 1995 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust Receipts), each representing an 8.72% Cumulative Monthly Income Preferred Security, Series B (Series B Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust. As of December 31, 1997, the Trust had outstanding 3,124,183 Trust Receipts. At December 31, 1997, the assets of the Trust consisted solely of 3,124,183 Series B Preferred Securities with an aggregate stated liquidation preference of $78,104,575. Distributions were made on the Trust Receipts during 1997 in the aggregate amount of $6,810,719, or $2.18 per Trust Receipt. Expenses of the Trust for 1997 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. There were 828 holders of record of the Trust Receipts as of December 31, 1997.

     PECO Energy Capital Trust II (Trust II) was created in June 1997 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust II Receipts) each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C (Series C Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust II. As of December 31, 1997, the Trust II had outstanding 2,000,000 Trust II Receipts. At December 31, 1997, the assets of the Trust II consisted solely of 2,000,000 Series C Preferred Securities with an aggregate stated liquidation preference of $50,000,000. Distributions were made on the Trust II Receipts during 1997 in the aggregate amount of $2,666,667. Expenses of the Trust II for 1997 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust II Receipts are issued in book-entry-only form.

Executive Officers of the Registrant at December 31, 1997

                                 Age at                                                 Effective Date of Election
Name                          Dec. 31, 1997            Position                             to Present Position

C. A. McNeill, Jr..............    58   Chairman of the Board, President and
                                           Chief Executive Officer........................     July 1, 1997
D. M. Smith....................    64   President-- PECO Nuclear and Chief
                                           Nuclear Officer................................     February 1, 1996
G. A. Cucchi...................    48   Senior Vice President-- Ventures..................     June 1, 1997
J. W. Durham...................    60   Senior Vice President-- Legal and
                                           General Counsel................................     October 24, 1988
M. J. Egan.....................    44   Senior Vice President-- Finance and
                                           Chief Financial Officer........................     October 13, 1997
W. J. Kaschub..................    55   Senior Vice President-- Human Resources...........     June 10, 1991
G. S. King.....................    57   Senior Vice President-- Corporate and
                                           Public Affairs.................................     October 1, 1992
K. G. Lawrence.................    50   Senior Vice President-- Local Distribution
                                           Company........................................     October 13, 1997
J. M. Madara, Jr...............    54   Senior Vice President-- Power Generation
                                           Group..........................................     March 1, 1994
W. H. Smith, III...............    49   Senior Vice President-- Business Services
                                           Group..........................................     November 7, 1997
A. J. Weigand..................    59   Senior Vice President.............................     June 1, 1997
G. R. Rainey...................    48   Senior Vice President-- Nuclear Operations........     April 1, 1996
N. J. Bessey...................    44   Vice President-- Power Transactions...............     October 11, 1994
J. B. Cotton...................    53   Vice President-- Station Support..................     April 9, 1997
J. Doering, Jr.................    54   Vice President-- Operations-- Power
                                           Generation Group...............................     October 28, 1996
G. N. Dudkin...................    40   Vice President-- Power Delivery...................     June 1, 1997
D. B. Fetters..................    46   Vice President-- Nuclear Planning and
                                           Development....................................     April 9, 1997
T. P. Hill, Jr.................    49   Vice President and Controller.....................     January 1, 1991
W. G. MacFarland, IV...........    48   Vice President-- Limerick Generating
                                           Station........................................     March 1, 1995
C. A. Matthews.................    47   Vice President-- Information Systems
                                           and Chief Information Officer..................     July 28, 1997
J. P. McElwain.................    47   Vice President-- Nuclear Projects.................     April 9, 1997
J. B. Mitchell.................    49   Vice President-- Finance and Treasurer............     December 1, 1994
T. N. Mitchell.................    42   Vice President-- Peach Bottom Atomic
                                           Power Station..................................     April 1, 1996
W. E. Powell, Jr...............    61   Vice President-- Support Services.................     January 30, 1995
K. K. Combs....................    47   Corporate Secretary...............................     November 1, 1994

     Each of the above executive officers holds such office at the discretion of the Company's Board of Directors until his or her replacement or earlier resignation, retirement or death.

     Prior to his election to his current position, Mr. McNeill was President and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President - Nuclear.

     Prior to his election to his current position, Mr. D. M. Smith was Senior Vice President - Nuclear Generation Group and Senior Vice President - Nuclear.

     Prior to his election to his current position, Mr. Cucchi was Vice President - Power Delivery, Vice President - Corporate Planning and Development, Director of System Planning and Performance, and Manager - System Planning.

     Prior to joining the Company, Mr. Egan was Senior Vice President and Chief Financial Officer of Aristech Chemical Company and Vice President of Planning and Control of ARCO Chemical Company, Americas.

     Prior to his election to his current position, Mr. Lawrence was Senior Vice President - Finance and Chief Financial Officer and Vice President - Gas Operations.

     Prior to his election to his current position, Mr. Madara was Vice President - Production.

     Prior to his election to his current position, Mr. W. H. Smith, III was Vice President and Group Executive - Telecommunications Group, Vice President - Station Support, Vice President - Planning and Performance, and Manager - Corporate Strategy and Performance.

     Prior to his election to his current position, Mr. Weigand was Senior Vice President and Group Executive Bulk Power Enterprises and Vice President - Transmission and Distribution Services.

     Prior to joining the Company in 1994, Ms. Bessey was Vice President of U.S. Generating Company, an independent power producer.

     Prior to her election to her current position, Ms. Matthews was Director of Consumer Energy Information Systems and Distributed Information Officer. Prior to joining the Company in 1996, Ms. Matthews was Vice President of Strategic Business Development for Europe Online S.A. Luxembourg.

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

     Prior to joining the Company in 1995, Mr. Powell was Vice President - Logistics with E. I. DuPont DeNemours & Co.

     Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1993:
Mr. Cotton was Director - Nuclear Engineering, Director - Nuclear Quality Assurance and Superintendent - Operations; Mr. Doering was Plant Manager - Limerick, Director - Nuclear Strategies Support, and General Manager - Operations; Mr. Dudkin was Acting General Manager - Power Delivery, Regional Director - Power Delivery and Manager - Electric Operations; Mr. Fetters was Vice President - Nuclear Planning and Development, Director - Nuclear Engineering, Director - Limerick Maintenance and a project manager; Mr.
MacFarland was Outage Management Director - Limerick, Manager - Nuclear Maintenance, and Manager - Peach Bottom Installation Division; Mr. McElwain was Director of Outage Management - Peach Bottom; Mr. J. B. Mitchell was Director of Financial Operations and Assistant Treasurer; Mr. Rainey was Vice President - Peach Bottom Atomic Power Station, Vice President - Nuclear Services and Plant Manager - Eddystone Generating Station; and Ms. Combs was an Assistant General Counsel.

     There are no family relationships among directors or executive officers of the Company.

ITEM 2.   PROPERTIES

     The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

     The following table sets forth the Company's net electric generating capacity by station at December 31, 1997:

                                                                                 Net Generating      Estimated
                                                                                  Capacity (1)       Retirement
                 Station                              Location                     (Kilowatts)          Year
Nuclear
   Limerick.............................    Limerick Twp., PA ..................    2,220,000     2024(2), 2029(2)
   Peach Bottom.........................    Peach Bottom Twp., PA...............      928,000(3)     2013, 2014
   Salem   .............................    Hancock's Bridge, NJ................      942,000(3)     2016, 2020
Hydro
   Conowingo............................    Harford Co., MD.....................      512,000           2014
Pumped Storage
   Muddy Run............................    Lancaster Co., PA...................      880,000           2014
Fossil (Steam Turbines)
   Cromby  .............................    Phoenixville, PA....................      345,000           2004
   Delaware.............................    Philadelphia, PA ...................      250,000            (4)
   Eddystone............................    Eddystone, PA.......................    1,341,000     2009, 2010, 2011
   Schuylkill...........................    Philadelphia, PA....................      166,000            (4)
   Conemaugh............................    New Florence, PA....................      352,000(3)     2005, 2006
   Keystone.............................    Shelocta, PA .......................      357,000(3)     2002, 2003
Fossil (Gas Turbines)
   Chester .............................    Chester, PA.........................       39,000            (4)
   Croydon .............................    Bristol Twp., PA ...................      373,000            (4)
   Delaware.............................    Philadelphia, PA ...................       60,000            (4)
   Eddystone............................    Eddystone, PA.......................       64,000            (4)
   Fairless Hills.......................    Falls Twp., PA......................       60,000            (4)
   Falls................................    Falls Twp., PA......................       50,000            (4)
   Moser................................    Lower Pottsgrove Twp., PA...........       48,000            (4)
   Pennsbury............................    Falls Twp., PA......................        6,000            (4)
   Richmond.............................    Philadelphia, PA ...................       96,000            (4)
   Schuylkill...........................    Philadelphia, PA....................       32,000            (4)
   Southwark............................    Philadelphia, PA....................       54,000            (4)
   Salem................................    Hancock's Bridge, NJ................       16,000(3)         (4)
Fossil (Internal Combustion)
   Cromby...............................    Phoenixville, PA....................        2,700            (4)
   Delaware.............................    Philadelphia, PA ...................        2,700            (4)
   Schuylkill...........................    Philadelphia, PA....................        2,800            (4)
   Conemaugh............................    New Florence, PA....................        2,300(3)        2006
   Keystone.............................    Shelocta, PA .......................        2,300(3)        2003
                                                                                    ---------
       Total....................................................................    9,203,800
                                                                                    =========

---------------
(1)  Summer rating.
(2) For depreciation accrual purposes only, retirement dates have been reduced by 10 years.
(3)  Company portion.
(4) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these units beyond 1998.

     The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1997:

              Voltage in Kilovolts (Kv)                                          Conductor Miles
              Transmission:
                  500 Kv........................................................          891
                  220 Kv........................................................        1,634
                  132 Kv........................................................           15
                  66 Kv.........................................................          570
                  33 Kv and below...............................................           29
              Distribution:
                  33 Kv and below...............................................       46,817

     At December 31, 1997, the Company's principal electric distribution system included 21,009 pole-line miles of overhead lines and 21,002 cable miles of underground cables.

     The following table sets forth the Company's gas pipeline miles at December 31, 1997:

                                                                                 Pipeline Miles
              Transmission......................................................           28
              Distribution......................................................        5,679
              Service piping....................................................        4,507
                                                                                       ------
                  Total.........................................................       10,214
                                                                                       ======

     The Company has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 mcf and a sendout capacity of 157,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 25,000 mcf/day. In addition, the Company owns 24 natural gas city gate stations (including one temporary station) at various locations throughout its gas service territory.

     At December 31, 1997, the Company had 545 miles of fiber optic cable.

     The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1997.

     The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $26 million for property losses incurred at any plant insured by the insurance companies (see "ITEM 1. BUSINESS -- Electric Operations -- General"). The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.

ITEM 3.   LEGAL PROCEEDINGS

     On July 26, 1993 and August 15, 1995, attorneys on behalf of shareholders filed separate derivative actions in the Court of Common Pleas in Philadelphia County (Court of Common Pleas) against several of the Company's present and former officers alleging mismanagement, waste of corporate assets and breach of fiduciary duty. The basis of these suits, which were subsequently consolidated, was the findings and conclusions contained in a credit collection section of the May 1991 PUC management audit report prepared by Ernst & Young. In June 1993, the Board of Directors of the Company appointed a special committee of directors to consider whether legal action against the Company officers and directors would be in the best interest of the Company and its shareholders. On March 14, 1994, upon the recommendation of the special committee, the Board of Directors approved a resolution refusing the shareholder demand related to the suit subsequently filed in 1995 and authorizing and directing officers of the Company to take all steps necessary to terminate the suit filed in 1993. On February 23, 1996, the Company and the defendants filed a petition to terminate the consolidated action on the basis of the March 14, 1994 Board of Directors resolution, which petition was denied by the Court of Common Pleas. On appeal, the Supreme Court of Pennsylvania held that the business judgment rule, which permits the Board of Directors of a Pennsylvania corporation to terminate derivative lawsuits brought by minority shareholders, is the law in Pennsylvania; established a procedure for determining whether the criteria for application of the business judgment rule had been met in a specific case; reversed the order of the Court of Common Pleas; and remanded the matter to the Court of Common Pleas for further proceedings consistent with its opinion. On February 26, 1998, the Court of Common Pleas granted the motion of the defendants and the Company to dismiss the derivative suits because the decision of the Company's Board of Directors to terminate the suits based on the recommendation of its special committee was proper.

     During the shutdown of Salem, examinations of the steam generator tubes at Salem Unit No. 1 revealed significant cracking. On February 27, 1996, the Company, PSE&G, Atlantic Electric Company and Delmarva, the co-owners of Salem, filed an action in the New Jersey District Court against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators. The suit alleges that the significant cracking of the steam generator tubes is the result of defects in the design and fabrication of the steam generators and that Westinghouse knew that the steam generators supplied to Salem were defective and that Westinghouse deliberately concealed this from PSE&G. The suit alleges violations of both the federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts (RICO), fraud, negligent misrepresentation and breach of contract. Westinghouse has filed a motion for summary judgment on the grounds that the claim of the plaintiffs is barred by the statute of limitations. In addition, Westinghouse has filed a motion to dismiss the RICO claims. The Company cannot predict the outcome of this proceeding. For additional information concerning the cracking of steam generator tubes at Salem, see "ITEM 1.
BUSINESS - Electric Operations - Salem Generating Station."

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At January 31, 1998, there were 163,049 owners of record of the Company's common stock. The information with respect to the prices of and dividends on the Company's common stock for each quarterly period during 1997 and 1996 is incorporated herein by reference to "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1997.

     The book value of the Company's common stock at December 31, 1997 was $12.25 per share.

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

     The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1997, such capital ($2.73 billion) amounted to about 12 times the liquidating value of the outstanding preferred stock ($230.2 million).

     The Company may not declare dividends on any shares of its capital stock in the event that: (1) the Company exercises its right to extend the interest payment periods on the Subordinated Debentures which were issued to the Partnership; (2) the Company defaults on its guarantee of the payment of distributions on the Cumulative Monthly Income Preferred Securities of the Partnership; or (3) an event of default occurs under the Indenture under which the Subordinated Debentures are issued.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data for each of the last five years for the Company and its subsidiaries is incorporated herein by reference to "Financial Statistics" and "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this caption is incorporated herein by reference to "Consolidated Financial Statements" and "Financial Statistics" in the Company's Annual Report to Shareholders for the year 1997.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors.

     The information required for Directors is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Shareholders to be held April 8, 1998, under the heading "Election of Directors" and is incorporated herein by reference.

     (b) Identification of Executive Officers.

     The  information  required for Executive  Officers is set forth in "PART I.
ITEM 1. BUSINESS - Executive Officers of the Registrant" of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Shareholders to be held April 8, 1998, under the heading "Executive Compensation Disclosure" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Shareholders to be held April 8, 1998, under the heading "Election of Directors" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1998 Annual Meeting of Shareholders to be held April 8, 1998, under the heading "Election of Directors" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedule

                                                                                                Reference (Page)
                                                                                          Form 10-K        Annual Report
                             Index                                                      Annual Report     to Shareholders
Data incorporated by reference from the Annual Report to Shareholders for the year 1997:
     Report of Independent Accountants.............................................          --                  21
     Consolidated Statements of Income for the years ended
       December 31, 1997, 1996 and 1995............................................          --                  22
     Consolidated Balance Sheets as of December 31, 1997 and 1996..................          --                  24
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995............................................          --                  23
     Consolidated Statements of Changes in Common Shareholders'
       Equity and Preferred Stock for the years ended
       December 31, 1997, 1996 and 1995............................................          --                  26
     Notes to Consolidated Financial Statements....................................          --                  27
Data submitted herewith:
     Report of Independent Accountants.............................................          31                  --
     Schedule II--    Valuation and Qualifying Accounts for the years
                      ended December 31, 1997, 1996 and 1995.......................          32                  --

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' report listed in the above index and the information referred to in Items 1, 2, 5, 6, 7 and 8, all of which is included in the Company's Annual Report to Shareholders for the year 1997 and incorporated by reference into this Form 10-K, the Annual Report to Shareholders for the year 1997 is not to be deemed filed as part of this Form 10-K.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
PECO Energy Company:

     Our report on the consolidated financial statements of PECO Energy Company has been incorporated by reference in this Form 10-K from page 21 of the 1997 Annual Report to Shareholders of PECO Energy Company. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND L.L.P.


2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 2, 1998

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)

              Column A                       Column B           Column C Additions         Column D       Column E

                                                                            Charged to
                                            Balance at     Charged to          Other                     Balance at
                                           Beginning of     Costs and        Accounts     Deductions       End of
             Description                      Period        Expenses          Describe    Describe(1)      Period
                                        FOR THE YEAR ENDED DECEMBER 31, 1997
ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $24,040         $58,367        $  --          $50,593         $31,814
                                              -------         -------        -------        -------         -------
         TOTAL..........................      $24,040         $58,367        $  --          $50,593         $31,814
                                              =======         =======        =======        =======         =======


                                        FOR THE YEAR ENDED DECEMBER 31, 1996

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $20,860         $50,976        $  --          $47,796         $24,040
                                              -------         -------        -------        -------         -------
         TOTAL..........................      $20,860         $50,976        $  --          $47,796         $24,040
                                              =======         =======        =======        =======         =======



                                        FOR THE YEAR ENDED DECEMBER 31, 1995

ALLOWANCE FOR UNCOLLECTIBLE
   ACCOUNTS.............................      $16,500         $39,043        $  --          $34,683         $20,860
                                              -------         -------        -------        -------         -------
         TOTAL..........................      $16,500         $39,043        $  --          $34,683         $20,860
                                              =======         =======        =======        =======         =======

---------------
(1)  Write-off of individual accounts receivable.

Exhibits

     Certain of the following exhibits have been filed with the Securities and Exchange Commission (Commission) pursuant to the requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit and are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit No.      Description

    3-1 Amended and Restated Articles of Incorporation of PECO Energy Company (1993 Form 10-K, Exhibit 3-1).

    3-2 Bylaws of the Company, adopted February 26, 1990 and amended January 26, 1998.

    4-1 First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric Company (predecessor to the Company) and Fidelity Trust Company, Trustee (First Union National Bank, successor), (Registration No. 2-2881, Exhibit B-1).

    4-2           Supplemental  Indentures to the Company's  First and Refunding
                  Mortgage:

                  Dated as of                          File Reference                            Exhibit No.
                  ------------------------------------------------------------------------------------------
                  May 1, 1927                          2-2881                                    B-1(c)
                  March 1, 1937                        2-2881                                    B-1(g)
                  December 1, 1941                     2-4863                                    B-1(h)
                  November 1, 1944                     2-5472                                    B-1(i)
                  December 1, 1946                     2-6821                                    7-1(j)
                  September 1, 1957                    2-13562                                   2(b)-17
                  May 1, 1958                          2-14020                                   2(b)-18
                  March 1, 1968                        2-34051                                   2(b)-24
                  March 1, 1981                        2-72802                                   4-46
                  March 1, 1981                        2-72802                                   4-47
                  December 1, 1984                     1984 Form 10-K                            4-2(b)
                  July 15, 1987                        Form 8-K dated July 21, 1987              4(c)-63
                  July 15, 1987                        Form 8-K dated July 21, 1987              4(c)-64
                  October 15, 1987                     Form 8-K dated October 7, 1987            4(c)-66
                  October 15, 1987                     Form 8-K dated October 7, 1987            4(c)-67
                  April 15, 1988                       Form 8-K dated April 11, 1988             4(e)-68
                  April 15, 1988                       Form 8-K dated April 11, 1988             4(e)-69
                  October 1, 1989                      Form 8-K dated October 6, 1989            4(e)-72
                  October 1, 1989                      Form 8-K dated October 18, 1989           4(e)-73
                  April 1, 1991                        1991 Form 10-K                            4(e)-76
                  December 1, 1991                     1991 Form 10-K                            4(e)-77
                  January 15, 1992                     Form 8-K dated January 27, 1992           4(e)-78
                  April 1, 1992                        March 31, 1992 Form 10-Q                  4(e)-79
                  April 1, 1992                        March 31, 1992 Form 10-Q                  4(e)-80
                  June 1, 1992                         June 30, 1992 Form 10-Q                   4(e)-81
                  June 1, 1992                         June 30, 1992 Form 10-Q                   4(e)-82
                  July 15, 1992                        June 30, 1992 Form 10-Q                   4(e)-83
                  September 1, 1992                    1992 Form 10-K                            4(e)-84
                  September 1, 1992                    1992 Form 10-K                            4(e)-85
                  March 1, 1993                        1992 Form 10-K                            4(e)-86


                  Dated as of                          File Reference                            Exhibit No.
                  ------------------------------------------------------------------------------------------
                  March 1, 1993                        1992 Form 10-K                            4(e)-87
                  May 1, 1993                          March 31, 1993 Form 10-Q                  4(e)-88
                  May 1, 1993                          March 31, 1993 Form 10-Q                  4(e)-89
                  May 1, 1993                          March 31, 1993 Form 10-Q                  4(e)-90
                  August 15, 1993                      Form 8-A dated August 19, 1993            4(e)-91
                  August 15, 1993                      Form 8-A dated August 19, 1993            4(e)-92
                  August 15, 1993                      Form 8-A dated August 19, 1993            4(e)-93
                  November 1, 1993                     Form 8-A dated October 27, 1993           4(e)-94
                  November 1, 1993                     Form 8-A dated October 27, 1993           4(e)-95
                  May 1, 1995                          Form 8-K dated May 24, 1995               4(e)-96

    4-3 Indenture, dated as of July 1, 1994, between the Company and First Union National Bank, as successor trustee (1994 Form 10-K, Exhibit 4-5).

    4-4 First Supplemental Indenture, dated as of December 1, 1995, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994 (1995 Form 10-K, Exhibit 4-7).

    4-5           Second  Supplemental  Indenture,  dated  as of June  1,  1997,
                  between  the  Company  and  First  Union   National  Bank,  as
                  successor trustee, to Indenture dated as of July 1, 1994.

    4-6 Payment and Guarantee Agreement, dated July 27, 1994, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series A of PECO Energy Capital, L.P. (1994 Form 10-K, Exhibit 4-7).

    4-7 Payment and Guarantee Agreement, dated as of December 19, 1995, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series B of PECO Energy Capital, L.P (1995 Form 10-K, Exhibit 4-10).


    4-8 Payment and Guarantee Agreement, dated as of June 6, 1997, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series C of PECO Energy Capital, L.P.

    4-9 Revolving Credit Agreement, dated as of October 7, 1997, among the Company, as borrower, and certain banks named therein.

   4-10 364-day Credit Agreement, dated as of October 7, 1997, among the Company, as borrower, and certain banks named therein.

   4-11 PECO Energy Company Dividend Reinvestment and Stock Purchase Plan, as amended January 28, 1994 (Post-Effective Amendment No. 1 to Registration No. 33-42523, Exhibit 28).

   10-1           Amended   and    Restated    Operating    Agreement   of   PJM
                  Interconnection, L.L.C., dated June 2, 1997, (Revised December 31, 1997).

   10-2 Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva Power & Light Company, Public Service Electric and Gas Company and the Company for ownership of Salem Nuclear Generating Station (1988 Form 10-K, Exhibit 10-3); supplemental agreement dated September 1, 1975; supplemental agreement dated January 26, 1977 (1991 Form 10-K,
                  Exhibit 10-3); and supplemental agreement dated May 27, 1997.

   10-3 Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva Power & Light Company, Public Service Electric and Gas Company and the Company for ownership of Peach Bottom Atomic Power Station; supplemental agreement dated September 1, 1975; supplemental agreement dated January 26, 1977 (1988 Form 10-K, Exhibit 10-4) and supplemental agreement dated May 27, 1997.

   10-4           Deferred Compensation and Supplemental Pension Benefit Plan.*

   10-5           Management   Group  Deferred   Compensation  and  Supplemental
                  Pension Benefit Plan.*

   10-6           Unfunded Deferred Compensation Plan for Directors.*

   10-7 Forms of Agreement between the Company and certain officers (1995 Form 10-K, Exhibit 10-5).

   10-8 PECO Energy Company 1989 Long-Term Incentive Plan, amended April 9, 1997 (1997 Proxy Statement, Appendix B).*

   10-9 PECO Energy Company Management Incentive Compensation Plan (1997 Proxy Statement, Appendix A).*

   10-10 Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated July 25, 1994 (1994 Form 10-K,
                  Exhibit 10-7).

   10-11          Amendment   No.  1  to  the  Amended  and   Restated   Limited
                  Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-8).

   10-12          Amendment   No.  2  to  the  Amended  and   Restated   Limited
                  Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-9).

   10-13 Amended and Restated Trust Agreement of PECO Energy Capital Trust I, dated as of December 19, 1995. (1995 Form 10-K,
                  Exhibit 10-10).

   12-1           Ratio of Earnings to Fixed Charges.

   12-2           Ratio of  Earnings  to Combined  Fixed  Charges and  Preferred
                  Stock Dividends.

     13 Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Financial Statistics, and Operating Statistics of the Annual Report to Shareholders for the year 1997.

     21           Subsidiaries of the Registrant.

     23           Consent of Independent Accountants.

     24           Powers of Attorney.

     27           Financial Data Schedule.
---------------
* Compensatory plans or arrangements in which directors or officers of the Company participate and which are not available to all employees.

Reports on Form 8-K

     During the quarter ended December 31, 1997, the Company filed Current Reports on Form 8-K, dated:

         November 7, 1997 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of testimony with the Pennsylvania Public Utility Commission in connection with its restructuring proceeding.

         December 11, 1997 reporting information under "ITEM 5. OTHER EVENTS" regarding the Pennsylvania Public Utility Commission's approval of a restructuring plan in the Company's restructuring proceeding.

         December 12, 1997 reporting information under "ITEM 5. OTHER EVENTS" regarding the terms of the Pennsylvania Public Utility Commission's restructuring plan in the Company's restructuring proceeding.

     Subsequent to December 31, 1997, the Company filed Current Reports on Form 8-K, dated:

         January 9, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of a Petition for Rehearing, Reconsideration, Clarification, and Amendment to the Pennsylvania Public Utility Commission's Opinion and Order in the Company's restructuring proceeding.

         January 15, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Pennsylvania Public Utility Commission's response to the Company's filing of a Petition for Rehearing, Reconsideration, Clarification, and Amendment to the Opinion and Order in the Company's Restructuring Proceeding.

         January 22, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of complaints appealing the Pennsylvania Public Utility Commission's decision in its restructuring proceeding.

         January 23, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of complaints appealing the Pennsylvania Public Utility Commission's decision in its restructuring proceeding.

         January 26, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's decision to reduce the Company's quarterly common stock dividend and reporting 1997 financial results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 9th day of March 1998.

                                    PECO ENERGY COMPANY

                                    By /s/ C.A. McNeill, Jr.
                                       ----------------------------------------
                                       C.A. McNeill, Jr., Chairman of the Board,
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature               Title                               Date

/s/ C. A. McNeill, Jr.      Chairman of the Board, President,   March 9, 1998
_________________________   Chief Executive Officer and
    C. A. McNeill, Jr.      Director (Principal Executive
                            Officer)

/s/     M. J. Egan          Senior Vice President - Finance     March 9, 1998
_________________________   and Chief Financial Officer
        M. J. Egan          (Principal Financial and
                            Accounting Officer)


     This annual report has also been signed below by C. A. McNeill, Jr., Attorney-in-Fact, on behalf of the following Directors on the date indicated:

          SUSAN W. CATHERWOOD           JAMES A. HAGEN
          DANIEL L. COOPER              KINNAIRD R. MCKEE
          M. WALTER D'ALESSIO           JOSEPH J. MCLAUGHLIN
          G. FRED DIBONA, JR.           JOHN M. PALMS
          R. KEITH ELLIOTT              JOSEPH F. PAQUETTE, JR.
          RICHARD G. GILMORE            RONALD RUBIN
          RICHARD H. GLANTON            ROBERT SUBIN

By   /s/ C. A. McNeill, Jr.                                     March 9, 1998
______________________________________
 C. A. McNeill, Jr., Attorney-in-Fact