Form 10-Q
period 1998-03-31
PECO ENERGY CO
filed 1998-04-27
CIK 78100

5


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended...March 31, 1998..........

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

        The Company had 222,546,562 shares of common stock outstanding on March 31, 1998.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              (Millions of Dollars)


                                                                             3 Months Ended
                                                                                  March 31,
                                                                         ----------------------
                                                                           1998         1997
                                                                       ---------     ---------
OPERATING REVENUES
     Electric                                                          $  995.3       $  970.5
     Gas                                                                  177.8          192.9
                                                                       ---------      --------
     TOTAL OPERATING REVENUES                                           1,173.1        1,163.4
                                                                       ---------      --------
OPERATING EXPENSES
     Fuel and Energy Interchange                                          369.7          334.0
     Operating and Maintenance                                            282.0          301.9
     Depreciation                                                         154.7          142.5
     Taxes Other Than Income Taxes                                         82.1           83.0
                                                                       ---------      --------
     TOTAL OPERATING EXPENSES                                             888.5          861.4
                                                                       ---------      --------
OPERATING INCOME                                                          284.6          302.0
                                                                       ---------      --------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                     (87.2)         (92.8)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                               (7.7)          (6.7)
     Allowance for Funds Used During Construction                           2.8            4.6
     Other, Net                                                           (10.2)          (2.4)
                                                                       ---------      --------
     TOTAL OTHER INCOME AND DEDUCTIONS                                   (102.3)         (97.3)
                                                                       ---------      --------
INCOME BEFORE INCOME TAXES                                                182.3          204.7
                                                                       ---------      --------
INCOME TAXES                                                               68.7           91.7
                                                                       ---------      --------
NET INCOME                                                                113.6          113.0

PREFERRED STOCK DIVIDENDS                                                   3.3            4.5
                                                                       ---------      --------
EARNINGS APPLICABLE TO COMMON STOCK                                    $  110.3       $  108.5
                                                                       =========      ========

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING  (Millions)                                              222.5          222.5

BASIC AND DILUTIVE EARNINGS PER AVERAGE
COMMON SHARE (Dollars)                                                 $   0.50       $   0.49

DIVIDENDS PER AVERAGE COMMON SHARE (Dollars)                           $   0.25       $   0.45

BOOK VALUE PER COMMON SHARE (Dollars)                                  $  12.49       $  20.92


            See Notes to Condensed Consolidated Financial Statements.


                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)


                                                                            March 31,         December 31,
                                                                              1998                1997
                                                                          ------------        ------------
                                                                           (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                                      $  3,644.9          $  3,617.7
Electric - Generation                                                          1,423.8             1,434.9
Gas                                                                            1,085.8             1,071.8
Common                                                                           309.4               302.7
                                                                            ----------          ----------
                                                                               6,463.9             6,427.1
Less Accumulated Provision for Depreciation                                    2,737.5             2,690.8
                                                                            ----------          ----------
                                                                               3,726.4             3,736.3
Nuclear Fuel, net                                                                176.8               147.4
Construction Work in Progress                                                    644.2               611.2
Leased Property, net                                                             167.9               175.9
                                                                            ----------          ----------
                                                                               4,715.3             4,670.8
                                                                            ----------          ----------


CURRENT ASSETS
Cash and Temporary Cash Investments                                               55.0                33.4
Accounts Receivable, net
     Customer                                                                    156.0               173.3
     Other                                                                       132.4               140.0
Inventories, at average cost
     Fossil Fuel                                                                  64.5                84.9
     Materials and Supplies                                                       93.6                90.9
Deferred Generation Costs Recoverable in Current Rates                           312.9               424.5
Deferred Energy Costs - Gas                                                       16.7                35.7
Other                                                                            137.6                20.1
                                                                            ----------          ----------
                                                                                 968.7             1,002.8
                                                                            ----------          ----------
DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                                                  5,274.6             5,274.6
Recoverable Deferred Income Taxes                                                594.9               590.3
Deferred Non-Pension Postretirement Benefits Costs                                95.8                97.4
Investments                                                                      516.0               515.8
Loss on Reacquired Debt                                                           82.1                83.9
Other                                                                            110.2               121.0
                                                                            ----------          ----------
                                                                               6,673.6             6,683.0
                                                                            ----------          ----------
TOTAL                                                                       $ 12,357.6          $ 12,356.6
                                                                            ==========          ==========










            See Notes to Condensed Consolidated Financial Statements.

                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)


                                                                               Three Months Ended
                                                                                     March 31,
                                                                               1998                1997
                                                                          ------------        ------------
                                                                           (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                                                  $  3,517.7          $  3,517.7
     Other Paid-In Capital                                                         1.2                 1.2
     Retained Deficit                                                           (740.6)             (792.2)
Preferred and Preference Stock
     Without Mandatory Redemption                                                137.5               137.5
     With Mandatory Redemption                                                    92.7                92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                       352.1               352.1
Long-Term Debt                                                                 3,597.4             3,853.1
                                                                            ----------          ----------
                                                                               6,958.0             7,162.1
                                                                            ----------          ----------
CURRENT LIABILITIES
Notes Payable, Bank                                                              384.5               401.5
Long-Term Debt Due Within One Year                                               498.0               247.1
Capital Lease Obligations Due Within One Year                                     77.1                55.8
Accounts Payable  233.4                                                          306.9
Taxes Accrued                                                                    117.9                66.4
Interest Accrued  83.2                                                            77.9
Dividends Payable 16.1                                                            17.0
Deferred Income Taxes                                                            130.8               185.7
Other                                                                            275.6               260.4
                                                                            ----------          ----------
                                                                               1,816.6             1,618.7
                                                                            ----------          ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                         90.8               120.1
Deferred Income Taxes                                                          2,321.8             2,297.1
Unamortized Investment Tax Credits                                               313.6               318.1
Pension Obligation                                                               211.6               211.6
Non-Pension Postretirement Benefits Obligation                                   333.4               324.8
Other                                                                            311.8               304.1
                                                                            ----------          ----------
                                                                               3,583.0             3,575.8
                                                                            ----------          ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

TOTAL                                                                       $ 12,357.6          $ 12,356.6
                                                                            ==========          ==========


            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                                        3 Months Ended
                                                                                           March 31,
                                                                                    ---------------------------------
                                                                                   1998                      1997
                                                                                ----------                 ----------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                      $   113.6                $   113.0
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                                       170.9                    149.9
Deferred Income Taxes                                                                (6.8)                    (4.7)
Deferred Energy Costs                                                                19.0                      6.4
Changes in Working Capital:
     Accounts Receivable                                                             24.9                    (13.6)
     Inventories                                                                     17.7                     33.4
     Accounts Payable                                                               (73.5)                   (86.7)
     Other Current Assets and Liabilities                                           (45.5)                     5.5
Other Items Affecting Operations                                                     11.7                     18.0
                                                                                ----------                ---------

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     232.0                    221.2
                                                                                ----------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                                (116.5)                  (101.4)
Increase in Investments                                                             (11.1)                   (33.1)
                                                                                ----------                ---------

NET CASH FLOWS USED BY INVESTING ACTIVITIES                                        (127.6)                  (134.5)
                                                                                ----------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                                           (17.0)                    15.0
Retirement of Long-Term Debt                                                         (5.5)                     -
Loss on Reacquired Debt                                                               1.8                      5.9
Dividends on Preferred and Common Stock                                             (58.9)                  (104.7)
Change in Dividends Payable                                                          (0.9)                     7.4
Other Items Affecting Financing                                                      (2.3)                     0.2
                                                                                ----------                 ---------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                                         (82.8)                   (76.2)
                                                                                ----------                 ---------
INCREASE IN CASH AND CASH EQUIVALENTS                                                21.6                     10.5
                                                                                ----------                 ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     33.4                     29.2
                                                                                ----------                 ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    55.0                 $   39.7
                                                                                ==========                 =========


            See Notes to Condensed Consolidated Financial Statements.

15



                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of March 31, 1998 and for the three months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

2.       RATE MATTERS
         As previously reported in the 1997 Form 10-K, the Company filed complaints in federal and state courts relating to the orders of the Pennsylvania Public Utility Commission (PUC) issued in December 1997, and January and February 1998, deregulating the Company's electric generation operations (PUC Restructuring Order). In addition, numerous other parties have filed appeals and cross appeals of the PUC Restructuring Order. Most of these parties, including the Company, have entered into settlement discussions. The Company cannot predict the outcome of such discussions or appeals. At December 31, 1997, the Company discontinued the use of regulatory accounting in its financial statements for its electric generation operations.

     3. RESTART OF SALEM GENERATING STATION (SALEM) Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2, which are 42.59% owned by the Company, removed the units from service in the second quarter of 1995. Unit No. 2 returned to commercial operation in the third quarter of 1997 and Unit No. 1 returned to commercial operation on April 17, 1998.

         For the three months ended March 31, 1998 and 1997, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $16 and $29 million, respectively, of replacement power costs and recorded as Operating and Maintenance $8 and $13 million, respectively, of maintenance costs relating to the shutdown of Salem. For the year ending December 31, 1998, the Company expects to incur and expense approximately $35 million of costs related to the shutdown.

4.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution, under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $425 million of designated accounts receivable until November 2000. At March 31, 1998, the Company had sold a $425 million interest in accounts receivable, consisting of a $296 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $129 million interest in special agreement accounts receivable which were accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain its $425 million interest, which if not met, requires the Company to deposit cash in order to satisfy such requirements. The Company was required to deposit $37 million of cash, which is restricted from the Company's use, under the terms of the agreement at March 31, 1998. At March 31, 1998, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.59%.

5.       STOCK REPURCHASE
         During 1997, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission.

         Pursuant to these authorizations, the Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements had been settled on a net share basis at March 31, 1998, based on the closing price of the Company's common stock on that date, the Company would have received approximately 476,000 shares of Company common stock.

6.       COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues, telecommunications and litigation, see note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1997.

         As previously reported, the Company has identified 27 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. As of March 31, 1998, the Company had accrued $63 million for environmental investigation and remediation costs, including $35 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         The Company periodically reviews its investments to determine that they are properly valued in its financial statements. Due to the changes in the electric deregulation environment throughout the United States, the Company is specifically evaluating its investment in EnergyOne. As of March 31, 1998, the Company had a net investment of $10 million in EnergyOne.


7.       ACCOUNTING MATTERS
         In February 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," to revise and standardize employers' disclosures about pension and other postretirement benefit plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for
Termination   Benefits,"   and  SFAS  No.  106,   "Employers'   Accounting   for
Postretirement Benefits Other Than Pensions," but does not change the measurement or recognition of those plans. The new standard is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 132 in 1998. Adoption of SFAS No. 132 will not affect the Company's financial condition or results of operations.

8.       SUBSEQUENT FINANCINGS
         On April 6, 1998, PECO Energy Capital Trust III (Trust) issued $78 million of Trust Receipts, each representing a 7.38% Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS), Series D, representing limited partnership interests. The sole assets of the Trust are 7.38% COMRPS, Series D, issued by PECO Energy Capital, L.P., a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner. The COMPRS, Series D are supported by a series of the Company's deferrable interest subordinated debentures. Each holder of the Trust Receipts is entitled to withdraw the corresponding number of 7.38% COMRPS, Series D, from the Trust in exchange for the Trust Receipts so held. Proceeds from the issuance will be used by the Company in connection with its redemption, on May 15, 1998, of $78 million aggregate liquidation value of the Company's outstanding Trust Receipts, each representing a 8.72% COMRPS, Series B, of PECO Energy Capital, L.P.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL
         The Electricity Generation Customer Choice and Competition Act (Competition Act) was enacted in December 1996 providing for the restructuring of the electric utility industry in Pennsylvania, including retail competition for generation beginning in 1999. Pursuant to the Competition Act, in April 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation supplier. The Company's restructuring plan identified $7.5 billion of retail electric generation-related stranded costs. In December 1997, the PUC entered an Opinion and Order, revised in January and February 1998 (PUC Restructuring Order), which deregulates the Company's electric generation operations and authorizes the Company to recover stranded costs of $4.9 billion on a discounted basis, or $5.3 billion on a book value basis, over 8-1/2 years beginning in 1999. The Company has filed appeals of the PUC Restructuring Order with federal and state courts. The Company is in settlement discussions related to its and other appeals of the PUC Restructuring Order. For additional information concerning the PUC Restructuring Order, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997; the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) under "PART I. ITEM 1. BUSINESS-Deregulation and Rate Matters"; and "PART II. ITEM 5. OTHER INFORMATION" of this Quarterly Report on Form 10-Q (Report).

         At December 31, 1997, the Company discontinued the use of regulatory accounting in its financial statements for its electric generation operations resulting in an extraordinary charge against income of $3.1 billion ($1.8 billion net of income taxes) to reflect the amount of electric generation-related assets that will not be recovered from customers either prior to the commencement of competition or under the PUC Restructuring Order. For additional discussion on the discontinuance of the use of regulatory accounting for the Company's electric generation operations, see note 4 of Notes to Consolidated Financial Statements for the year ended December 31, 1997.

         Although the Company cannot predict the ultimate effect of the PUC Restructuring Order and competition for electric generation services, the Company believes that its future financial condition and results of operations will be adversely affected.

         On January 26, 1998, the Company's Board of Directors reduced the quarterly common stock dividend from $0.45 per share to $0.25 per share, effective with the dividend payable on March 31, 1998. The Board of Directors concluded that, given the impact of the PUC Restructuring Order, the dividend reduction was necessary to provide the Company with the financial flexibility needed to meet the demands of competition.

         The Company is continuing its cost management efforts through a Competitive Cost Review (CCR). The objective of this review is to achieve a best in class cost structure while maintaining high quality service through an in-depth analysis and assessment of all Company expenses, capital expenditures, programs, processes and personnel. CCR's goal is to enable the Company to be a low cost energy provider while not compromising its service quality, reliability, safety or overall performance levels.

         The Company's Local Distribution Company (LDC), a business unit of the Company, provides customers with electric transmission and distribution services, gas services and other energy products and services. On March 31, 1998, the LDC announced a workforce reduction of approximately 700 employees and 150 contractors to take place over the next twelve to eighteen months in order to improve productivity and efficiency and to implement new processes and technology.

         On April 8, 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program to achieve targeted workforce reductions. The retirement incentive program will allow employees age 50 and older, who have been designated as excess or who are in job classifications facing reduction, to retire from the Company. The enhanced severance benefit program will provide non-retiring excess employees with less than ten years of service, severance benefits of two weeks pay per year of service. Non-retiring excess employees with more than ten years of service will receive severance benefits of three weeks pay per year of service.

         The Company cannot currently predict the magnitude of the impact of the CCR, the LDC workforce reduction, the retirement incentive program and the enhanced severance benefit program on its future financial condition and results of operations.

RESULTS OF OPERATIONS
EARNINGS
         Basic and dilutive earnings per average common share for the three months ended March 31, 1998 were $0.50 per share compared to $0.49 per share in 1997. Earnings for the first quarter of 1998 improved due to an increase in wholesale electric revenues net of fuel and energy interchange, lower operating and maintenance expense, and lower income tax expense. The earnings increase was partially offset by lower total revenues net of fuel and energy interchange, due to milder weather conditions and the effects of lower margins on retail electric sales, and increased depreciation expense.

OPERATING REVENUES
         Electric revenues increased 3% for the three months ended March 31, 1998 compared to 1997 primarily due to higher wholesale electric sales. The increase was partially offset by milder weather conditions in 1998 compared to 1997 and lower average rates as a result of the customer choice pilot program.

         Gas revenues decreased 8% for the three months ended March 31, 1998 compared to 1997 primarily due to a decrease in sales volume as a result of milder weather conditions.

FUEL AND ENERGY INTERCHANGE
         Fuel and energy interchange expense increased 11% for the three months ended March 31, 1998 compared to 1997 primarily due to additional interchange purchases needed for increased wholesale electric sales.

OPERATING AND MAINTENANCE
         Operating and maintenance expense decreased 7% for the three months ended March 31, 1998 compared to 1997. The decrease was primarily due to lower electric transmission and distribution system expenses and lower uncollectible accounts expenses. The decrease was partially offset by an increase in other administrative and general expenses.

DEPRECIATION EXPENSE
         Depreciation expense increased 9% for the three months ended March 31, 1998 compared to 1997 primarily due to the amortization of Deferred Generation Costs Recoverable in Current Rates during 1998, preceding the Company's transition to market-based pricing of electric generation in 1999.

OTHER INCOME AND DEDUCTIONS
         Other income and deductions excluding interest charges decreased substantially for the three months ended March 31, 1998 compared to 1997. The decrease was primarily due to increased losses from investments in subsidiaries.

INTEREST CHARGES
         Interest charges decreased 6% for the three months ended March 31, 1998 compared to 1997 primarily as a result of lower amortization expense due to the write-off of electric generation-related debt discounts at December 31, 1997 and the Company's ongoing program to reduce and refinance higher-cost, long-term debt. These decreases were partially offset by higher average short-term debt balances compared to 1997 and the replacement of $62 million of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) in the third quarter of 1997.

INCOME TAXES
         Total income taxes decreased 25% for the three months ended March 31, 1998 compared to 1997. The decrease was primarily due to full normalization of deferred taxes associated with generation plant and lower pre-tax income.

PREFERRED STOCK DIVIDENDS
     Preferred stock dividends decreased 27% for the three months ended March 31, 1998 compared to 1997 primarily due to the replacement of $62 million of preferred stock with COMRPS in the third quarter of 1997.

DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES
         Total construction expenditures, primarily for utility plant, are estimated to be $600 million for 1998. The estimated expenditures include approximately $150 million for new ventures, principally through the
Telecommunications Group. Due to the expected adverse impact of the PUC Restructuring Order and competition for electric generating services on its future capital resources, the Company is currently evaluating its capital commitments for 1999 and beyond. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.

         At March 31, 1998, the Company and its subsidiaries had outstanding $385 million of notes payable, including $297 million of commercial paper. At March 31, 1998, the Company had formal and informal lines of bank credit aggregating $100 million. At March 31, 1998, the Company and its subsidiaries had no short-term investments.

         As a result of the extraordinary charge to earnings in December 1997, the Company did not meet the earnings test under the Mortgage required for the issuance of additional bonds against property additions for the twelve months ended March 31, 1998. In addition, the Company does not expect to meet the earnings test under the Mortgage for any twelve-month period ending prior to December 31, 1998. At March 31, 1998, the Company was entitled to issue approximately $3.6 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

         As a result of the extraordinary charge to earnings in December 1997, the Company did not meet the earnings test of the Company's Amended and Restated Articles of Incorporation (Articles), required for the issuance of additional preferred stock without an affirmative vote of the holders of two-thirds of all preferred shares outstanding, for the twelve months ended March 31, 1998. In addition, the Company does not expect to meet the earnings test under the Articles for any twelve-month period ending prior to December 31, 1998.

         For the three months ended March 31, 1998, the Company's Ratio of Earnings to Fixed Charges (SEC Method) (Exhibit 12-1) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) (Exhibit 12-2) were 3.12 times and 2.94 times, respectively, compared to 3.24 times and 2.97 times, respectively, for the corresponding period in 1997.

         See the 1997 Form 10-K under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

         As previously disclosed, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission (SEC).

         The Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements had been settled on a net share basis at March 31, 1998, based on the closing price of the Company's Common Stock on that date, the Company would have received approximately 476,000 shares of Company common stock.

         On April 6, 1998, PECO Energy Capital Trust III (Trust) issued $78 million of Trust Receipts, each representing a 7.38% COMRPS, Series D, representing limited partnership interests. The sole assets of the Trust are 7.38% COMRPS, Series D, issued by PECO Energy Capital, L.P., a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner. The COMPRS, Series D are supported by a series of the Company's deferrable interest subordinated debentures. Each holder of the Trust Receipts is entitled to withdraw the corresponding number of 7.38% COMRPS, Series D, from the Trust in exchange for the Trust Receipts so held. Proceeds from the issuance will be used by the Company in connection with its redemption, on May 15, 1998, of $78 million aggregate liquidation value of the Company's outstanding Trust Receipts, each representing a 8.72% COMRPS, Series B, of PECO Energy Capital, L.P.

FORWARD-LOOKING STATEMENTS
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements which are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 2, 3 and 6 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         On March 10, 1998, the Grays Ferry Cogeneration Partnership sued the Company in the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) to enjoin the Company's termination of the power purchase agreements relating to the Grays Ferry Cogeneration Project (Project). In addition to specific enforcement of the agreements, the plaintiff claimed damages in excess of $200 million. The Company claimed that, as a result of the elimination of the Energy Cost Adjustment through statutory and regulatory changes and the resulting inability of the Company to recover these costs from customers, the contract contingency had been triggered and the agreements were no longer in effect. On March 19, 1998, the Eastern District Court dismissed the suit for lack of subject-matter jurisdiction. On April 9, 1998, the plaintiff filed an action asserting similar claims in the Court of Common Pleas in Philadelphia County against the Company and the PUC. In a separate action, on March 18, 1998, The Chase Manhattan Bank, the lender for the Project, filed an action in the Eastern District Court against the Company alleging breach of the letter agreement relating to the Project's credit. The Company cannot predict the outcome of these matters.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         On April 8, 1998, the Company held its 1998 Annual Meeting of Shareholders.

         The following Class II directors of the Company were re-elected for terms expiring in 2001:

                                    Votes For                     Votes Withheld
Susan W. Catherwood                 180,415,786                        4,931,865
G. Fred DiBona, Jr.                 180,197,956                        5,149,695
R. Keith Elliott                    180,300,452                        5,047,199
John M. Palms                       180,437,426                        4,910,225
Joseph F. Paquette, Jr.             180,337,084                        5,010,567

     The incumbent  Class I directors,  with terms expiring in 2000, are Richard
H. Glanton, Rosemarie B. Greco, Corbin A. McNeill, Jr. and Robert Subin. The incumbent Class III directors, with terms expiring in 1999, are Daniel L. Cooper, M. Walter D'Alessio, Kinnaird R. McKee and Ronald Rubin.

         Other items voted on by holders of common stock at the Annual Meeting were as follows:

    (1) The appointment of the firm of Coopers & Lybrand L.L.P., independent certified public accountants, as auditors of the Company for 1998, was approved with 181,224,591 common shares (81.43% of common shares outstanding) voting for; 2,483,519 common shares (1.12% of common shares outstanding) voting against; and 1,639,541 common shares (0.74% of common shares outstanding) abstaining;

    (2) A shareholder proposal requiring lawyers deriving compensation from a law firm providing legal services to the Company not be selected for the slate of endorsed candidates for director was defeated with 22,338,397 common shares (10.04% of common shares outstanding) voting for; 134,437,011 common shares (60.41% of common shares outstanding) voting against; 7,716,446 common shares (3.47% of common shares outstanding) abstaining; and 20,855,797 common shares (9.37% of common shares outstanding) broker non-votes; and

    (3) A shareholder proposal requesting the Company to establish a firm policy to refuse to use mixed-oxide fuel in the Company's nuclear reactors was defeated with 9,467,258 common shares (4.25% of common shares outstanding) voting for; 142,219,309 common shares (63.91% of common shares outstanding) voting against; 12,805,379 common shares (5.75% of common shares outstanding) abstaining; and 20,855,705 common shares (9.37% of common shares outstanding) broker non-votes.


ITEM 5.  OTHER INFORMATION
         As previously reported in the 1997 Form 10-K, the Company filed complaints in federal and state courts relating to the PUC Restructuring Order. In addition, numerous other parties have filed appeals and cross appeals of the PUC Restructuring Order. Most of these parties, including the Company, have entered into settlement discussions. The Company cannot predict the outcome of such discussions or appeals.

         As previously reported in the 1997 Form 10-K, the Company had requested that the Nuclear Regulatory Commission (NRC) extend the deferral period for the installation of large capacity passive strainers at Unit No. 2 at Limerick Generating Station (Limerick) until its scheduled refueling outage in April 1999. By letter dated March 6, 1998, the NRC approved the Company's request.

         As previously reported in the 1997 Form 10-K, the Company planned to remove from service Unit No. 3 at Peach Bottom Atomic Power Station (Peach Bottom) to perform permanent repairs of cracks in several recirculation system jet pump pipes within the reactor vessel. In March 1998, the Company made the repairs.

     Salem Generating Station Units No. 1 and No. 2 were taken out of service by Public Service Electric and Gas Company in the second quarter of 1995. Unit No. 2 returned to commercial operation in the third quarter of 1997. Unit No. 1 returned to commercial operation on April 17, 1998.

         The Company is continuing its cost management efforts through a CCR. The objective of this review is to achieve a best in class cost structure while maintaining high quality service through an in-depth analysis and assessment of all Company expenses, capital expenditures, programs, processes and personnel. CCR's goal is to enable the Company to be a low cost energy provider while not compromising its service quality, reliability, safety or overall performance levels.

         The Company's LDC, a business unit of the Company, provides customers with electric transmission and distribution services, gas services and other energy products and services. On March 31, 1998, the LDC announced a workforce reduction of approximately 700 employees and 150 contractors to take place over the next twelve to eighteen months in order to improve productivity and efficiency and to implement new processes and technology.

         On April 8, 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program to achieve targeted workforce reductions. The retirement incentive program will allow employees age 50 and older, who have been designated as excess or who are in job classifications facing reduction, to retire from the Company. The enhanced severance benefit program will provide non-retiring excess employees with less than ten years of service, severance benefits of two weeks pay per year of service. Non-retiring excess employees with more than ten years of service will receive severance benefits of three weeks pay per year of service.

         The Company cannot currently predict the magnitude of the impact of the CCR, the LDC workforce reduction, the retirement incentive program and the enhanced severance benefit program on its future financial condition and results of operations.


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

(b)      Reports on Form 8-K filed during the reporting period:
         Report, dated January 9, 1998, reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of a Petition for Rehearing, Reconsideration, Clarification, and Amendment to the Pennsylvania Public Utility Commission's Opinion and Order in the Company's restructuring proceeding.

         Report, dated January 15, 1998, reporting information under "ITEM 5. OTHER EVENTS" regarding the Pennsylvania Public Utility Commission's response to the Company's filing of a Petition for Rehearing, Reconsideration, Clarification, and Amendment to the Opinion and Order in the Company's Restructuring Proceeding.

         Report, dated January 22, 1998, reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of complaints appealing the Pennsylvania Public Utility Commission's decision in its restructuring proceeding.

         Report, dated January 23, 1998, reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of complaints appealing the Pennsylvania Public Utility Commission's decision in its restructuring proceeding.

         Report, dated January 26, 1998, reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's decision to reduce the Company's quarterly common stock dividend and reporting 1997 financial results.

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

Date:  April 27, 1998