Form 10-Q
period 1998-06-30
PECO ENERGY CO
filed 1998-07-30
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended...June 30, 1998..........

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

         The Company had 222,896,403 shares of common stock outstanding on June 30, 1998.

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
                                                     (Millions of Dollars)


                                                                    3 Months Ended               6 Months Ended
                                                                         June 30,                    June 30,
                                                              -----------------------         ----------------------
                                                                 1998            1997           1998          1997
                                                              ---------       ----------      ---------    ---------
OPERATING REVENUES
     Electric                                                  $1,132.5        $  943.4       $2,127.8     $1,913.9
     Gas                                                           75.0            88.9          252.8        281.8
                                                              ---------      ----------      ---------    ---------
     TOTAL OPERATING REVENUES                                   1,207.5         1,032.3        2,380.6      2,195.7
                                                              ---------      ----------      ---------    ---------
OPERATING EXPENSES
     Fuel and Energy Interchange                                  350.9           266.1          720.6        600.1
     Operating and Maintenance                                    262.1           296.3          544.1        598.2
     Depreciation and Amortization                                160.9           147.6          315.6        290.1
     Taxes Other Than Income Taxes                                 71.8            72.6          153.9        155.6
                                                              ---------      ----------      ---------    ---------
     TOTAL OPERATING EXPENSES                                     845.7           782.6        1,734.2      1,644.0
                                                              ---------      ----------      ---------    ---------
OPERATING INCOME                                                  361.8           249.7          646.4        551.7
                                                              ---------      ----------      ---------    ---------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                             (88.8)          (93.3)        (176.0)      (186.1)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                       (8.1)           (6.9)         (15.8)       (13.6)
     Allowance for Funds Used During Construction                   3.5             9.8            6.3         14.4
     Settlement of Salem Litigation                                 -              69.8            -           69.8
     Other, Net                                                   (22.5)           (6.7)         (32.7)        (9.1)
                                                              ---------      ----------      ---------    ---------
     TOTAL OTHER INCOME AND DEDUCTIONS                           (115.9)          (27.3)        (218.2)      (124.6)
                                                              ---------      ----------      ---------    ---------
INCOME BEFORE INCOME TAXES                                        245.9           222.4          428.2        427.1
                                                              ---------      ----------      ---------    ---------
INCOME TAXES                                                       94.4            99.6          163.1        191.3
                                                              ---------      ----------      ---------    ---------
NET INCOME                                                        151.5           122.8          265.1        235.8
PREFERRED STOCK DIVIDENDS                                           3.3             4.5            6.6          9.0
                                                              ---------      ----------      ---------    ---------
EARNINGS APPLICABLE TO COMMON STOCK                            $  148.2        $  118.3       $  258.5     $  226.8
                                                              =========      ==========      =========    =========

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING (Millions)                                       222.7           222.5          222.6        222.5

BASIC AND DILUTIVE EARNINGS PER AVERAGE
COMMON SHARE (Dollars)                                         $   0.66        $   0.53       $   1.16      $  1.02

DIVIDENDS PER AVERAGE COMMON SHARE (Dollars)                   $   0.25        $   0.45       $   0.50      $  0.90




                                     See Notes to Condensed Consolidated Financial Statements.

                              PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Millions of Dollars)


                                                                            June 30,          December 31,
                                                                              1998                1997
                                                                          ------------        ------------
                                                                           (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                                      $  3,663.6          $  3,617.7
Electric - Generation                                                          1,437.3             1,434.9
Gas                                                                            1,095.2             1,071.8
Common                                                                           309.9               302.7
                                                                            ----------          ----------
                                                                               6,506.0             6,427.1
Less Accumulated Provision for Depreciation                                    2,786.3             2,690.8
                                                                            ----------          ----------
                                                                               3,719.7             3,736.3
Nuclear Fuel, net                                                                165.9               147.4
Construction Work in Progress                                                    699.8               611.2
Leased Property, net                                                             152.4               175.9
                                                                            ----------          ----------
                                                                               4,737.8             4,670.8
                                                                            ----------          ----------

CURRENT ASSETS
Cash and Temporary Cash Investments                                              105.3                33.4
Accounts Receivable, net
     Customer                                                                    169.3               173.3
     Other                                                                       231.1               140.0
Inventories, at average cost
     Fossil Fuel                                                                  79.4                84.9
     Materials and Supplies                                                       87.4                90.9
Deferred Generation Costs Recoverable in Current Rates                           208.5               424.5
Deferred Energy Costs - Gas                                                        8.6                35.7
Other                                                                            111.0                20.1
                                                                            ----------          ----------
                                                                               1,000.6             1,002.8
                                                                            ----------          ----------
DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                                                  5,274.6             5,274.6
Recoverable Deferred Income Taxes                                                559.5               590.3
Deferred Non-Pension Postretirement Benefits Costs                                94.2                97.4
Investments                                                                      531.7               515.8
Loss on Reacquired Debt                                                           80.5                83.9
Other                                                                            109.4               121.0
                                                                            ----------          ----------
                                                                               6,649.9             6,683.0
                                                                            ----------          ----------
TOTAL                                                                       $ 12,388.3          $ 12,356.6
                                                                            ==========          ==========



                                     See Notes to Condensed Consolidated Financial Statements.

                                                     (continued on next page)

                                        PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                                     (Millions of Dollars)
                                                          (continued)


                                                                            June 30,          December 31,
                                                                              1998                1997
                                                                          ------------        ------------
                                                                           (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                                                  $  3,527.0          $  3,517.7
     Other Paid-In Capital                                                         1.2                 1.2
     Retained Deficit                                                           (649.9)             (792.2)
Preferred and Preference Stock
     Without Mandatory Redemption                                                137.5               137.5
     With Mandatory Redemption                                                    92.7                92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                       349.3               352.1
Long-Term Debt                                                                 3,593.7             3,853.1
                                                                            ----------          ----------
                                                                               7,051.5             7,162.1
                                                                            ----------          ----------
CURRENT LIABILITIES
Notes Payable, Bank                                                              346.0               401.5
Long-Term Debt Due Within One Year                                               498.5               247.1
Capital Lease Obligations Due Within One Year                                     77.1                55.8
Accounts Payable                                                                 295.6               306.9
Taxes Accrued                                                                     89.3                66.4
Interest Accrued                                                                  78.8                77.9
Dividends Payable                                                                 21.0                17.0
Deferred Income Taxes                                                             85.9               185.7
Other                                                                            258.7               260.4
                                                                            ----------          ----------
                                                                               1,750.9             1,618.7
                                                                            ----------          ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                         75.3               120.1
Deferred Income Taxes                                                          2,327.3             2,297.1
Unamortized Investment Tax Credits                                               309.0               318.1
Pension Obligation                                                               211.6               211.6
Non-Pension Postretirement Benefits Obligation                                   342.0               324.8
Other                                                                            320.7               304.1
                                                                            ----------          ----------
                                                                               3,585.9             3,575.8
                                                                            ----------          ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

TOTAL                                                                       $ 12,388.3          $ 12,356.6
                                                                            ==========          ==========


                                     See Notes to Condensed Consolidated Financial Statements.

                                         PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                     (Millions of Dollars)
                                                                                             6 Months Ended
                                                                                                June 30,
                                                                                    ---------------------------------
                                                                                    1998                      1997
                                                                                    ----------          ----------


CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                      $   265.1                $   235.8
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                                       343.0                    327.7
Deferred Income Taxes                                                               (38.3)                   (11.7)
Deferred Energy Costs                                                                27.1                     15.5
Salem Litigation Settlement                                                           -                      (69.8)
Changes in Working Capital:
     Accounts Receivable                                                            (87.1)                    (9.4)
     Inventories                                                                      9.0                     28.0
     Accounts Payable                                                               (11.3)                   (48.5)
     Other Current Assets and Liabilities                                           (68.8)                   (88.3)
Other Items Affecting Operations                                                     71.3                     35.9
                                                                                ----------                  ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                     510.0                    415.2
                                                                                ----------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                                (229.1)                  (245.9)
Increase in Investments                                                             (35.8)                   (70.8)
                                                                                ----------                 ----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                                        (264.9)                  (316.7)
                                                                                ----------                 ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                                           (55.5)                    64.0
Issuance of Common Stock                                                              9.3                      -
Issuance of Long-Term Debt                                                            6.4                     17.2
Retirement of Long-Term Debt                                                        (15.9)                   (27.2)
Loss on Reacquired Debt                                                               3.4                     11.8
Issuance of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership                                78.1                     50.0
Retirement of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership                               (80.9)                     -
Dividends on Preferred and Common Stock                                            (117.8)                  (209.3)
Change in Dividends Payable                                                           4.0                      6.5
Other Items Affecting Financing                                                      (4.3)                     1.3
                                                                                ----------                 ----------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                                        (173.2)                   (85.7)
                                                                                ----------                 ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                71.9                     12.8
                                                                                ----------                 ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     33.4                     29.2
                                                                                ----------                 ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   105.3                 $   42.0
                                                                                ==========                 ==========


                                     See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three and six months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

2.       RATE MATTERS
         On May 14, 1998, the Pennsylvania Public Utility Commission (PUC) issued a final order (Final Restructuring Order) approving a Joint Petition for Settlement (Global Settlement) filed by the Company and numerous parties to the Company's restructuring proceeding. The Final Restructuring Order and its associated terms for restructuring supersede the restructuring orders issued by the PUC in December 1997, January 1998 and February 1998 (Original Restructuring Orders).

         The Final Restructuring Order concludes the Company's restructuring proceeding filed on April 1, 1997, pursuant to the Electricity Generation Competition and Customer Choice Act (Competition Act). In its filing, the Company identified $7.5 billion of stranded costs. The Final Restructuring Order provides for the recovery of $5.26 billion of stranded costs over a 12-year period beginning in 1999. The stranded cost balance will earn a return of 10.75%.

         The Final Restructuring Order provides for the phase-in of customer choice of electric generation suppliers (EGS) for all customers: one-third of the peak load of each customer class on January 1, 1999; one-third on January 2, 1999 and the remainder on January 2, 2000. The order also establishes market share thresholds to ensure that a preestablished minimum number of residential and commercial customers choose their EGS. If less than 35% and 50% of residential and commercial customers have chosen an EGS by January 1, 2001 and January 1, 2003, respectively, then a number of customers sufficient to meet the necessary threshold levels shall be randomly selected and assigned to licensed suppliers through a PUC-determined process.

         Beginning January 1, 1999, electric rates will be unbundled into a transmission and distribution component, a "transition charge" for recovery of stranded costs and an energy and capacity charge. Eligible customers who choose an EGS will not be charged the energy and capacity charge and instead will purchase their electric energy supply at market-based rates. Also, beginning January 1, 1999, the Company will unbundle its retail electric rates for its metering, meter reading and billing and collection services to provide credits to those customers who elect to have an alternative supplier perform these services.

         In accordance with the Competition Act, the Final Restructuring Order caps all customers' kilowatthour (kWh) rates at the year-end 1996 system-wide average of 9.96 cents/kWh through June 2005. On January 1, 1999, the Company will reduce its retail electric rates by 8% from the 1996 system-wide average rate. The rate decrease will become 6% from January 1, 2000 until January 1, 2001, when system-wide average rates will revert to 9.96 cents/kWh. The transmission and distribution rate component will remain frozen at a system average rate of 2.98 cents/kWh through June 30, 2005. Additionally, a generation rate cap, defined as the sum of the transition charge and the shopping credit, will remain in effect through 2010.

         The Final Restructuring Order requires that on January 1, 2001, 20% of all of the Company's residential customers, determined by random selection and without regard to whether such customers are obtaining generation service from an EGS, shall be assigned to a provider of last resort default supplier other than the Company through a PUC-approved bidding process.

         The Final Restructuring Order authorizes the Company to securitize up to $4 billion of its recoverable stranded costs through the issuance of transition bonds. The Company may issue the transition bonds at any time following the PUC's May 14, 1998 issuance of a Qualified Rate Order. In preparation for the issuance of transition bonds, the Company formed PECO Energy Transition Trust, a special purpose entity which on June 26, 1998, filed with the Securities and Exchange Commission (SEC) a registration statement for the issuance of transition bonds. The Company has made no final determination regarding the timing or amount of such issuance. The proceeds of the transition bonds are required to be used principally to reduce qualified stranded costs and related capitalization. The Company cannot predict the ultimate effect of the issuance of transition bonds on its capital structure.

         As previously reported in the 1997 Form 10-K, the Company filed complaints in federal and state courts relating to the Original Restructuring Orders. In addition, numerous other parties filed appeals and cross appeals of the Original Restructuring Orders. In accordance with the terms of the Final Restructuring Order, all appeals and cross-appeals filed by the signatories to the Global Settlement have been placed in a pending but inactive status. Such appeals and cross appeals will be permanently withdrawn at such time that the Final Restructuring Order is no longer subject to administrative or judicial challenge.

         On June 12, 1998, an intervenor that was not a party to the Global Settlement filed an appeal of the Final Restructuring Order to the Commonwealth Court of Pennsylvania (Commonwealth Court). The basis of the appeal was that the stranded cost provisions of the Competition Act violated the Commerce Clause of the United States Constitution. On May 7, 1998, the Commonwealth Court had unanimously rejected the same claim raised by the intervenor in another action challenging the Competition Act. The intervenor has petitioned the Supreme Court of Pennsylvania for allowance of appeal in that action.

3.       RESTART OF SALEM GENERATING STATION (SALEM)
     Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2, which are 42.59% owned by the Company, removed the units from service in the second quarter of 1995. Unit No. 2 returned to commercial operation in the third quarter of 1997 and Unit No. 1 returned to commercial operation on April 17, 1998.
         For the three and six months ended June 30, 1998, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $3 and $19 million, respectively, of replacement power costs and recorded as Operating and Maintenance $3 and $11 million, respectively, of maintenance costs relating to the shutdown of Salem. For the three and six months ended June 30, 1997, the Company recorded in the accompanying Statements of Income as Fuel and Energy Interchange $28 and $57 million, respectively, of replacement power costs and recorded as Operating and Maintenance $14 and $27 million, respectively, of maintenance costs relating to the shutdown of Salem. For the year ending December 31, 1998, the Company expects to incur and expense approximately $35 million of costs related to the shutdown.

4.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution, under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $425 million of designated accounts receivable until November 2000. At June 30, 1998, the Company had sold a $425 million interest in accounts receivable, consisting of a $306 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $119 million interest in special agreement accounts receivable which were accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain its $425 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. The Company, at June 30, 1998 met such requirements. At June 30, 1998, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.60%.

5.       STOCK REPURCHASE
         During 1997, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC.

         Pursuant to these authorizations, the Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements had been settled on a net share basis at June 30, 1998, based on the closing price of the Company's common stock on that date, the Company would have received approximately 2,357,000 shares of Company common stock.

6.       COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1997.

         As previously reported, the Company has identified 27 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. As of June 30, 1998, the Company had accrued $62 million for environmental investigation and remediation costs, including $34 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         The Company periodically reviews its investments to determine whether they are properly valued in its financial statements. As previously reported, due to the changes in the electric deregulation environment throughout the United States, the Company has been evaluating its investment in EnergyOne. In June 1998, the Company determined that its investment in EnergyOne was impaired and, accordingly, charged $10 million to Other Income and Deductions to write off its investment in EnergyOne.

         Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $79 million ($88 million, effective August 20, 1998) per reactor per incident, payable at no more than $10 million per reactor, per incident, per year. The change in the maximum assessment is the result of the inflation adjustment, required under the Price-Anderson Act, for the period September 1993 to December 1997.

7.       ACCOUNTING MATTERS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL
         The Electricity Generation Customer Choice and Competition Act (Competition Act) was enacted in December 1996 providing for the restructuring of the electric utility industry in Pennsylvania, including the deregulation of utility generation operations and the institution of retail competition for generation supply beginning in 1999. Pursuant to the Competition Act, in April 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a restructuring plan in which it identified $7.5 billion of retail electric generation-related stranded costs. On May 14, 1998, the PUC entered an Opinion and Order (Final Restructuring Order) which deregulates the Company's electric generation operations and authorizes the Company to recover stranded costs of $5.26 billion over 12 years beginning January 1, 1999. Additionally, the Final Restructuring Order provides for the phase-in of customer choice between January 1, 1999 and January 2, 2000. Following completion of the phase-in, all of the Company's customers will have the ability to choose their electric generation supplier. For additional information concerning the Competition Act and Final Restructuring Order, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997; the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) under "PART I. ITEM 1. BUSINESS-Deregulation and Rate Matters"; and "PART II. ITEM 5. OTHER INFORMATION" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (March 31, 1998 Form 10-Q) and under "PART I. ITEM 1. FINANCIAL STATEMENTS" in this Quarterly Report on Form 10-Q (Report).

         The rate reductions of the Final Restructuring Order (8% in 1999 and 6% in 2000) are expected to reduce the Company's revenues from future retail electric sales. The Company believes that its revenues from retail electric sales will be further reduced by competition for electric generation services, which will be available to two-thirds of its retail customers by January 2, 1999 and all retail customers by January 2, 2000.

         In light of the expected impact on future revenues of the Final Restructuring Order and competition for electric generation services, the Company is continuing its cost management efforts through a Competitive Cost Review (CCR). Through CCR, the Company is conducting an in-depth analysis and assessment of all Company expenses, capital expenditures, programs, processes and staffing levels. The goal of CCR is to achieve significant cost savings while maintaining high levels of service quality, reliability, safety and overall performance.

         In accordance with the cost-control targets of CCR, the Company is committed to reducing annual operating and maintenance expense by at least $150 million by 2001. The expense reductions will be realized, in part, through the elimination of approximately 1,200 positions over the next 12 to 18 months.

         On April 8, 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program to accompany targeted workforce reductions. The retirement incentive program will allow employees age 50 and older, who have been designated as excess or who are in job classifications facing reduction, to retire from the Company. The enhanced severance benefit program will provide non-retiring excess employees with fewer than ten years of service, benefits equal to two weeks pay per year of service. Non-retiring excess employees with more than ten years of service will receive benefits equal to three weeks pay per year of service.

         The Company anticipates that it will incur a one-time charge to earnings in 1998 to recognize costs related to CCR; however, the magnitude of such charge is not known at this time.

         The Company's future financial condition and results of operations are also affected by other factors, such as the operation of nuclear generating facilities, wholesale sales, weather conditions and the Company's ability to develop its investments in new ventures into profitable enterprises.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133.

RESULTS OF OPERATIONS
EARNINGS

         Basic and dilutive earnings per average common share for the three and six months ended June 30, 1998 were $0.66 and $1.16 per share, respectively, compared to $0.53 and $1.02 per share in 1997. The increase in second quarter earnings was due primarily to increased operating revenues net of related fuel costs. Revenues from wholesale sales increased significantly compared to 1997.

         Second quarter 1998 earnings also benefitted from the return to service of Salem Generating Station (Salem), which decreased the cost of fuel purchases and outage-related costs compared to 1997, decreased operating and maintenance expense, which was due primarily to reduced costs at the Company's fossil generating stations and improved performance by the Company in reducing uncollectible expenses for the quarter. Income tax expense also decreased as a result of full normalization of deferred taxes associated with electric generation plant which results from the December 31, 1997 discontinuation of regulatory accounting for electric generation plant. These factors were partially offset by the benefit in 1997 of the recognition of the settlement of litigation arising from the Salem outage, and in 1998, losses from investments in subsidiaries, and higher depreciation expense due to the amortization and recovery of certain assets during 1998, preceding the Company's transition to market-based pricing of electric generation in 1999.

         The increase in earnings for the six months ended June 30, 1998 is primarily due to increased wholesale revenues net of related fuel costs, the return to service of the Salem units, continued containment of operating and maintenance costs, and lower income taxes due to full normalization of deferred taxes associated with electric generation plant which results from the December 31, 1997 discontinuation of regulatory accounting for electric generation plant. These factors were partially offset by the benefit in 1997 of the recognition of the Salem litigation settlement, and in 1998, losses from investments in subsidiaries, increased depreciation expense and the negative impacts of milder weather conditions in the first quarter.

OPERATING REVENUES
         Electric revenues increased 20% and 11% for the three and six months ended June 30, 1998, respectively, compared to 1997. The increase for the three months was primarily due to higher revenues from wholesale sales resulting from an increase in energy prices in the spot market as well as an increase in sales volume. Also contributing to the increase was warmer weather conditions in the second quarter of 1998 compared to 1997. Partially offsetting these increases were lower average retail rates as a result of the customer choice pilot program.

         The increase for the six months was primarily due to an increase in wholesale sales. Partially offsetting the increases for the six months were lower average retail rates as a result of the customer choice pilot program. For the six months, warmer weather conditions in the second quarter of 1998 were fully offset by the milder weather conditions in the first quarter of 1998.

         Gas revenues decreased 16% and 10% for the three and six months ended June 30, 1998 compared to 1997 primarily due to a decrease in sales volume as a result of milder weather conditions.

FUEL AND ENERGY INTERCHANGE
         Fuel and energy interchange expense increased 32% and 20% for the three and six months ended June 30, 1998 compared to 1997 primarily due to additional off-system purchases associated with increased wholesale electric sales. Although volume increased to meet the Company's sales commitments, the increase in fuel and energy interchange was primarily due to an increase of the average cost paid by the Company for purchased power. The increase was partially offset by the return to service of Salem, which decreased the need to purchase power to replace the output from these units.

OPERATING AND MAINTENANCE
         Operating and maintenance expense decreased 12% and 9% for the three and six months ended June 30, 1998 compared to 1997. The decrease for the three and six months was primarily due to lower expenses at Salem due to the conclusion of the outage, improved performance by the Company in reducing uncollectible expenses and lower expenses at fossil generating units due to cost-control efforts. Contributing to this decrease for the six months was lower electric transmission and distribution system expenses.

DEPRECIATION EXPENSE
         Depreciation expense increased 9% for the three and six months ended June 30, 1998 compared to 1997, primarily due to the amortization of Deferred Generation Costs Recoverable in Current Rates during 1998, preceding the Company's transition to market-based pricing of electric generation in 1999. Included in this amortization are charges that were included in Operating and Maintenance expense and Interest Charges in 1997.

OTHER INCOME AND DEDUCTIONS
         Other income and deductions excluding interest charges decreased substantially for the three and six months ended June 30, 1998 compared to 1997. The decrease for the three and six months was primarily due to the second quarter 1997 settlement reached with Public Service Electric and Gas Company (PSE&G) related to the shutdown of Salem, and in 1998, increased losses from investments in subsidiaries and the second quarter write-off of the Company's investment in EnergyOne.


INTEREST CHARGES
         Interest charges increased 3% for the three months ended June 30, 1998 compared to 1997 and were substantially unchanged for the six months ended June 30, 1998 compared to 1997. Interest charges increased for the three months primarily due to a second quarter 1997 adjustment to record AFUDC on a project not previously in AFUDC base, fewer projects in AFUDC base in 1998, higher average short-term debt balances compared to 1997 and the replacement of $62 million of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) in the third quarter of 1997. These increases were partially offset by lower amortization expense due to the write-off of electric generation-related debt discounts at December 31, 1997 and the Company's ongoing program to reduce and/or refinance higher cost, long-term debt.

INCOME TAXES
         Total income taxes decreased 5% and 15% for the three and six months ended June 30, 1998 compared to 1997. The decrease for the three and six months was primarily due to full normalization of deferred taxes associated with electric generation plant which results from the December 31, 1997 discontinuation of regulatory accounting for electric generation plant. For the three months, this decrease was partially offset by higher pre-tax income.

PREFERRED STOCK DIVIDENDS
     Preferred stock dividends decreased 27% for the three and six months ended June 30, 1998 compared to 1997, primarily due to the replacement of $62 million of preferred stock with COMRPS in the third quarter of 1997.

DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES
         Total construction expenditures, primarily for utility plant, are estimated to be $600 million for 1998. The estimated expenditures include approximately $150 million for new ventures, principally through the Telecommunications Group. Due to the expected impact of the Final Restructuring Order and competition for electric generating services on its future capital resources, the Company is currently evaluating its capital commitments for 1999 and beyond. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted.

         At June 30, 1998, the Company and its subsidiaries had outstanding $346 million of notes payable, all of which were commercial paper. At June 30, 1998, the Company had formal and informal lines of bank credit aggregating $100 million. At June 30, 1998, the Company and its subsidiaries had no short-term investments.

         As a result of an extraordinary charge to earnings in December 1997, the Company did not meet the earnings test under the Mortgage required for the issuance of additional bonds against property additions for the twelve months ended June 30, 1998. In addition, the Company does not expect to meet the earnings test under the Mortgage for any twelve-month period ending prior to December 31, 1998. At June 30, 1998, the Company was entitled to issue approximately $3.7 billion of mortgage bonds against previously retired mortgage bonds without regard to the earnings and property additions tests.

         As a result of an extraordinary charge to earnings in December 1997, the Company did not meet the earnings test of the Company's Amended and Restated Articles of Incorporation (Articles), required for the issuance of additional preferred stock without an affirmative vote of the holders of two-thirds of all preferred shares outstanding, for the twelve months ended June 30, 1998. In addition, the Company does not expect to meet the earnings test under the Articles for any twelve-month period ending prior to December 31, 1998.

         For the six months ended June 30, 1998, the Company's Ratio of Earnings to Fixed Charges (SEC Method) (Exhibit 12-1) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) (Exhibit 12-2) were
3.47 times and 3.27 times, respectively, compared to 3.32 times and 3.05 times, respectively, in 1997. See the 1997 Form 10-K under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

         As previously disclosed, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission (SEC).

         The Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements had been settled on a net share basis at June 30, 1998, based on the closing price of the Company's common stock on that date, the Company would have received approximately 2,357,000 shares of Company common stock.





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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         As previously reported in the March 31, 1998 Form 10-Q, the Grays Ferry Cogeneration Partnership sued the Company in the Court of Common Pleas in Philadelphia County (Common Pleas Court) to enjoin the Company's termination of the power purchase agreements relating to the Grays Ferry Cogeneration Project (Project). On May 5, 1998, the Common Pleas Court entered a preliminary injunction enjoining the Company from terminating the power purchase agreements and requiring the Company to abide by all terms and conditions of the agreements, including paying for electric energy and capacity at the contract rates pending resolution of the litigation. In a separate action, on May 29, 1998, Westinghouse Power Generation, a lender to the Project, filed an action in the Common Pleas Court against the Company alleging breach of contract arising out of the Company's termination of the power purchase agreements. The Company cannot predict the outcome of these matters.

         On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against the Company in the United States District Court for the Middle District of Louisiana arising out of the Company's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant.
The Company cannot predict the outcome of these matters.

See also "ITEM 5. OTHER INFORMATION."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information regarding the submission of matters to a vote of security holders is presented in the March 31, 1998 Form 10-Q.

ITEM 5.  OTHER INFORMATION

         As previously reported in the Company's Current Report on Form 8-K dated May 14, 1998, the PUC approved a Joint Petition for Settlement (Global Settlement) and entered the Final Restructuring Order. On June 12, 1998, an intervenor that was not a party to the Global Settlement, filed an appeal of the Final Restructuring Order to the Commonwealth Court of Pennsylvania (Commonwealth Court). The basis of the appeal was that the stranded cost provisions of the Competition Act violated the Commerce Clause of the United States Constitution. On May 7, 1998, the Commonwealth Court had unanimously rejected the same claim raised by the intervenor in another action challenging the Competition Act. The intervenor has petitioned the Supreme Court of Pennsylvania for allowance of appeal in that action.

         In accordance with the terms of the Final Restructuring Order, all appeals and cross-appeals filed by the signatories to the Global Settlement have been placed in a pending but inactive status. Such appeals and cross appeals will be withdrawn at such time that the Final Restructuring Order is no longer subject to administrative or judicial challenge.

         As previously reported in the 1997 Form 10-K and the March 31, 1998 Form 10-Q, the Nuclear Regulatory Commission (NRC) issued a Bulletin proposing the installation of large capacity passive strainers to resolve the problem of clogging of emergency core cooling system suction strainers experienced at some GE Boiling Water Reactors. Strainers were installed at Unit No. 1 at the Company's Limerick Generating Station (Limerick) during the April 1998 refueling outage. Installation of strainers at Unit No. 2 at the Company's Peach Bottom Atomic Power Station (Peach Bottom) and Limerick Unit No. 2 are scheduled for the units' planned October 1998 and April 1999 refueling outages, respectively.

         As previously reported in the 1997 Form 10-K, in August 1997 the NRC informed the Company that it was satisfied with the Company's progress in addressing the Thermo-Lag 330 issue. On May 19, 1998, the NRC issued a confirmatory order modifying the licenses for Limerick Units No. 1 and No. 2 requiring that the Company complete final implementation of corrective actions on this matter by completion of the planned April 1999 refueling outage for Limerick Unit No. 2. A similar order was issued for Peach Bottom Units No. 2 and No. 3 with the implementation of corrective actions required by the completion of the planned October 1998 refueling outage for Peach Bottom Unit No. 2.

         By letter dated June 11, 1998, the NRC issued a notice of violation and proposed imposition of civil penalty in the amount of $55,000 relating to the operation and maintenance of the emergency cooling system at Peach Bottom Unit No. 3. The incidents were identified and investigated by the Company, corrective actions were promptly implemented and the matter was reported to the NRC. The Company has agreed to pay the fine.

         By letter dated July 7, 1998, the NRC issued a notice of violation and proposed imposition of civil penalty in the amount of $55,000 relating to the failure of certain valves at Limerick to operate in conformance with NRC technical specifications and the Company's failure to promptly address the root cause of these failures. The Company has taken corrective actions and has agreed to pay the fine.

         As previously reported in the 1997 Form 10-K, in December 1997, the Environmental Protection Agency (EPA) finalized its record of decision (ROD) for the Metal Bank of America site. On June 26, 1998, the EPA issued administrative orders to each member of the group of potentially responsible parties (PRP Group), including the Company, requiring that they perform the remedial work at the site as described in the ROD. The EPA also issued administrative orders to the owner/operator of the site and to several other parties who have not been cooperating with the EPA and the PRP Group. The Company and the PRP Group are evaluating their options. In a related matter, the United States District Court for the Eastern District of Pennsylvania (Eastern District Court) has reactivated a case brought by the EPA in the late 1980s against the owner/operator of the site and several of the members of the PRP Group. This suit could be a vehicle for deciding the ultimate liability of the owner/operator for cleanup of the site. As a result, the Company is involved in both the administrative proceeding and the Eastern District Court proceeding relating to the site.

         On July 1, 1998 the NRC closed the Confirmatory Action Letter (CAL) for Salem Units No. 1 and No. 2 that had been issued in June of 1995. Through the closure the NRC has indicated that PSE&G, the operator of Salem, has completed all action items identified in the CAL.

         As previously reported in the 1997 Form 10-K, in January 1997, the NRC placed Salem Units No.1 and No.2 on the NRC Watch List and designated the units as Category 2 facilities. The Company has been informed by PSE&G that, on July 29, 1998, the NRC removed the Salem units from the NRC Watch List and designated the units as Category 1 facilities.

         As previously reported in the 1997 Form 10-K, the NRC had proposed to issue a generic letter which would require all nuclear plant operators to provide the NRC with information concerning the operators' programs, planned or implemented, to address Year 2000 computer and system issues at its facilities. On May 11, 1998, the NRC issued a Generic Letter requiring (1) submission of a written response within 90 days, indicating whether the operator has pursued and continues to pursue implementation of Year 2000 programs and addressing the program's scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance, and (2) submission of a written response, no later than July 1, 1999, confirming that such facilities are Year 2000 ready, or will be Year 2000 ready, by the year 2000 with regard to compliance with the terms and conditions of the license(s) and NRC regulations. The Company is in the process of preparing its written response.

         An Order was entered on July 17, 1998, by the PUC, instituting a formal investigation by the Office of Administrative Law Judge on Year 2000 compliance by jurisdictional fixed utilities and mission-critical service providers such as the PJM Interconnection. The Order requires, (1) a written response to a list of compliance program questions by August 6, 1998 and, (2) all jurisdictional fixed utilities be Year 2000 compliant by March 31, 1999 or, if a utility determines that mission-critical systems cannot be Year 2000 compliant on or before March 31, 1999, the utility is required to file a detailed contingency plan. The PUC adopted the federal government's definition for Year 2000 compliance and further defined Year 2000 compliance as a jurisdictional utility having all mission-critical Year 2000 hardware and software updates and/or replacements installed and tested on or before March 31, 1999. The Company is in the process of preparing its written response.

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

(b)      Reports on Form 8-K filed during the reporting period:
         Report, dated April 30, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's filing of a Joint Petition for Settlement with the Pennsylvania Public Utility Commission regarding the Company's restructuring proceeding.

         Report, dated May 14, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding the Pennsylvania Public Utility Commission's issuance of final order approving a Joint Petition for Settlement in the Company's restructuring proceeding.

         Report,  dated May 22, 1998 reporting  information under "ITEM 5. OTHER
                  EVENTS"  regarding  the  Company's   Competitive  Cost  Review
                  program.

         Reports on Form 8-K filed subsequent to the reporting period:

         Report, dated July 17, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen Energy Company, LLC, the joint venture between the Company and British Energy, entering into a Letter of Intent to purchase the Three Mile Island Unit No. 1 Nuclear Generating Station from GPU, Inc.

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

Date:  July 30, 1998