Form 10-Q
period 1998-09-30
PECO ENERGY CO
filed 1998-11-02
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended...September 30, 1998..........

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

                                 Yes    X            No
                                       ----               ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         The Company had 224,045,506 shares of common stock outstanding on September 30, 1998.

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
                                                      (Millions of Dollars)


                                                                    3 Months Ended          9 Months Ended
                                                                     September 30,           September 30,
                                                              -----------------------   ----------------------
                                                                 1998         1997         1998         1997
                                                              ---------    ----------   ---------    ---------
OPERATING REVENUES
     Electric                                                  $1,731.0     $1,232.2     $3,858.8     $3,146.1
     Gas                                                           42.9         46.0        295.7        327.8
                                                              ---------    ----------    ---------    ---------
     TOTAL OPERATING REVENUES                                   1,773.9      1,278.2      4,154.5      3,473.9
                                                              ---------    ----------    ---------    ---------
OPERATING EXPENSES
     Fuel and Energy Interchange                                  726.0        354.1      1,446.6        954.2
     Operating and Maintenance                                    296.1        313.8        840.2        912.0
     Depreciation and Amortization                                153.2        143.5        468.8        433.6
     Taxes Other Than Income Taxes                                 52.3         78.7        206.2        234.3
                                                              ---------    ----------    ---------    ---------
     TOTAL OPERATING EXPENSES                                   1,227.6        890.1      2,961.8      2,534.1
                                                              ---------    ----------    ---------    ---------
OPERATING INCOME                                                  546.3        388.1      1,192.7        939.8
                                                              ---------    ----------    ---------    ---------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                             (83.1)       (93.2)      (259.1)      (279.3)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                       (7.5)        (7.7)       (23.3)       (21.3)
     Allowance for Funds Used During Construction                   2.1          4.0          8.4         18.4
     Settlement of Salem Litigation                                 -            -            -           69.8
     Other, Net                                                    (9.5)        (5.2)       (42.2)       (14.3)
                                                              ---------    ----------    ---------    ---------
     TOTAL OTHER INCOME AND DEDUCTIONS                            (98.0)      (102.1)      (316.2)      (226.7)
                                                              ---------    ----------    ---------    ---------
INCOME BEFORE INCOME TAXES                                        448.3        286.0        876.5        713.1
                                                              ---------    ----------    ---------    ---------
INCOME TAXES                                                      174.6        128.0        337.7        319.3
                                                              ---------    ----------    ---------    ---------
NET INCOME                                                        273.7        158.0        538.8        393.8
PREFERRED STOCK DIVIDENDS                                           3.2          4.5          9.8         13.5
                                                              ---------    ----------    ---------    ---------
EARNINGS APPLICABLE TO COMMON STOCK                            $  270.5     $  153.5     $  529.0     $  380.3
                                                              =========    ==========    =========    =========

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING (Millions)                                       223.1        222.5        222.8        222.5


BASIC EARNINGS PER AVERAGE COMMON SHARE (Dollars)             $    1.21     $   0.69     $   2.37     $   1.71

DILUTED EARNINGS PER AVERAGE COMMON SHARE (Dollars)           $    1.20     $   0.69     $   2.36     $   1.71

DIVIDENDS PER AVERAGE COMMON SHARE (Dollars)                  $    0.25     $   0.45     $   0.75     $   1.35


                                     See Notes to Condensed Consolidated Financial Statements.


                                            PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Millions of Dollars)


                                                                          September 30,       December 31,
                                                                              1998                1997
                                                                          ------------        ------------
                                                                           (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                                      $  3,682.5          $  3,617.7
Electric - Generation                                                          1,479.4             1,434.9
Gas                                                                            1,099.6             1,071.8
Common                                                                           322.1               302.7
                                                                            ----------          ----------
                                                                               6,583.6             6,427.1
Less Accumulated Provision for Depreciation                                    2,833.6             2,690.8
                                                                            ----------          ----------
                                                                               3,750.0             3,736.3
Nuclear Fuel, net                                                                149.0               147.4
Construction Work in Progress                                                    702.4               611.2
Leased Property, net                                                             163.6               175.9
                                                                            ----------          ----------
                                                                               4,765.0             4,670.8
                                                                            ----------          ----------

CURRENT ASSETS
Cash and Temporary Cash Investments                                               43.9                33.4
Accounts Receivable, net
     Customer                                                                    233.1               173.3
     Other                                                                       234.3               140.0
Inventories, at average cost
     Fossil Fuel                                                                  87.5                84.9
     Materials and Supplies                                                       84.1                90.9
Deferred Generation Costs Recoverable in Current Rates                           104.3               424.5
Deferred Energy Costs - Gas                                                       18.0                35.7
Other                                                                             72.5                20.1
                                                                            ----------          ----------
                                                                                 877.7             1,002.8
                                                                            ----------          ----------
DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                                                  5,274.6             5,274.6
Recoverable Deferred Income Taxes                                                614.2               590.3
Deferred Non-Pension Postretirement Benefits Costs                                92.5                97.4
Investments                                                                      512.0               515.8
Loss on Reacquired Debt                                                           78.8                83.9
Other                                                                            133.2               121.0
                                                                            ----------          ----------
                                                                               6,705.3             6,683.0
                                                                            ----------          ----------
TOTAL                                                                       $ 12,348.0          $ 12,356.6
                                                                            ==========          ==========

                                     See Notes to Condensed Consolidated Financial Statements.

                                                     (continued on next page)

                                             PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                        (Millions of Dollars)
                                                             (continued)


                                                                          September 30,       December 31,
                                                                              1998                1997
                                                                          ------------        ------------
                                                                           (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                                                  $  3,564.1          $  3,517.7
     Other Paid-In Capital                                                         1.2                 1.2
     Retained Deficit                                                           (444.9)             (792.2)
Preferred and Preference Stock
     Without Mandatory Redemption                                                137.5               137.5
     With Mandatory Redemption                                                    92.7                92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                       349.4               352.1
Long-Term Debt                                                                 3,589.9             3,853.1
                                                                            ----------          ----------
                                                                               7,289.9             7,162.1
                                                                            ----------          ----------
CURRENT LIABILITIES
Notes Payable, Bank                                                              116.0               401.5
Long-Term Debt Due Within One Year                                               256.4               247.1
Capital Lease Obligations Due Within One Year                                     70.9                55.8
Accounts Payable                                                                 288.1               306.9
Taxes Accrued                                                                    276.6                66.4
Interest Accrued                                                                  80.5                77.9
Dividends Payable                                                                 20.2                17.0
Deferred Income Taxes                                                             42.9               185.7
Other                                                                            220.1               260.4
                                                                            ----------          ----------
                                                                               1,371.7             1,618.7
                                                                            ----------          ----------
DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                         92.7               120.1
Deferred Income Taxes                                                          2,393.9             2,297.1
Unamortized Investment Tax Credits                                               304.5               318.1
Pension Obligation                                                               211.6               211.6
Non-Pension Postretirement Benefits Obligation                                   342.7               324.8
Other                                                                            341.0               304.1
                                                                            ----------          ----------
                                                                               3,686.4             3,575.8
                                                                            ----------          ----------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

TOTAL                                                                       $ 12,348.0          $ 12,356.6
                                                                            ==========          ==========


                                     See Notes to Condensed Consolidated Financial Statements.

                                             PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                     (Millions of Dollars)

                                                                                         9 Months Ended
                                                                                          September 30,
                                                                                    ---------------------------------
                                                                                        1998                  1997
                                                                                    ----------             ----------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                                          $   538.8              $   393.8
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                                           514.2                  494.4
Deferred Income Taxes                                                                   (69.4)                  (1.0)
Deferred Energy Costs                                                                    17.7                   12.9
Salem Litigation Settlement                                                               -                    (69.8)
Changes in Working Capital:
     Accounts Receivable                                                               (154.1)                 (30.3)
     Inventories                                                                          4.2                   11.7
     Accounts Payable                                                                   (18.8)                   4.0
     Other Current Assets and Liabilities                                               120.1                   34.1
Other Items Affecting Operations                                                         96.4                   42.0
                                                                                    ----------              ---------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                       1,049.1                  891.8
                                                                                    ----------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                                    (316.9)                (362.1)
Other Investments                                                                       (40.0)                (104.1)
                                                                                    ----------             ----------
NET CASH FLOWS USED BY INVESTING ACTIVITIES                                            (356.9)                (466.2)
                                                                                    ----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                                              (285.5)                (130.0)
Issuance of Common Stock                                                                 46.4                    -
Issuance of Long-Term Debt                                                                9.8                   17.2
Retirement of Long-Term Debt                                                           (265.8)                 (33.3)
Loss on Reacquired Debt                                                                   5.1                   17.5
Issuance of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership                                    78.1                   50.0
Retirement of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership                                   (80.9)                   -
Dividends on Preferred and Common Stock                                                (176.9)                (314.0)
Change in Dividends Payable                                                               3.2                    5.3
Other Items Affecting Financing                                                         (15.2)                   0.2
                                                                                    ----------             ----------
NET CASH FLOWS USED BY FINANCING ACTIVITIES                                            (681.7)                (387.1)
                                                                                    ----------             ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                                    10.5                   38.5
                                                                                    ----------             ----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         33.4                   29.2
                                                                                    ----------             ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                          $    43.9               $   67.7
                                                                                    ==========             ==========


                                     See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial
Statements in the Company's 1997 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K).

2.       RATE MATTERS
         On May 14, 1998, the Pennsylvania Public Utility Commission (PUC) issued a final order (Final Restructuring Order) approving a Joint Petition for Settlement (Global Settlement) filed by the Company and numerous parties to the Company's restructuring proceeding. The Final Restructuring Order concludes the Company's restructuring proceeding filed on April 1, 1997, pursuant to the Electricity Generation Competition and Customer Choice Act (Competition Act). The Final Restructuring Order provides for the recovery of $5.26 billion of stranded costs over a 12-year period beginning in 1999 with a 10.75% return on the stranded cost balance.

         The Final Restructuring Order provides for the phase-in of customer choice of electric generation suppliers (EGS) for all customers: one-third of the peak load of each customer class on January 1, 1999; one-third on January 2, 1999 and the remainder on January 2, 2000. The order also establishes market share thresholds to ensure that a minimum number of residential and commercial customers choose an EGS. If less than 35% and 50% of residential and commercial customers have chosen an EGS by January 1, 2001 and January 1, 2003, respectively, then a number of customers sufficient to meet the necessary threshold levels shall be randomly selected and assigned to an EGS through a PUC-determined process.

         Beginning January 1, 1999, electric rates will be unbundled into a transmission and distribution component, a "transition charge" for recovery of stranded costs and an energy and capacity charge. Eligible customers who choose an EGS will not be charged the energy and capacity charge or the transmission charge and instead will purchase their electric energy supply and transmission at market-based rates from their EGS. Also, beginning January 1, 1999, the Company will unbundle its retail electric rates for metering, meter reading and billing and collection services to provide credits to those customers who elect to have an alternative supplier perform these services.

         In accordance with the Competition Act and the Final Restructuring Order, all customers' kilowatthour (kWh) rates are capped at the year-end 1996 levels (system-wide average of 9.96 cents/kWh) through June 2005. The rate caps are further adjusted by the following rate reductions. On January 1, 1999, the Company will reduce its retail electric rates by 8% from the 1996 system-wide average rate. The rate decrease will become 6% from January 1, 2000 until January 1, 2001, when the system-wide average rate cap will revert to 9.96 cents/kWh. The transmission and distribution rate component will remain capped at a system average rate of 2.98 cents/kWh through June 30, 2005. Additionally, generation rate caps, defined as the sum of the applicable transition charge and shopping credit, will remain in effect through 2010.

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

         As previously reported in the 1997 Form 10-K, the Company filed complaints in federal and state courts relating to the restructuring orders issued by the PUC in December 1997, January 1998 and February 1998 (Original Restructuring Orders). In addition, numerous other parties filed appeals and cross appeals of the Original Restructuring Orders. In accordance with the terms of the Final Restructuring Order, all appeals and cross-appeals filed by the signatories to the Global Settlement have been placed in a pending but inactive status. Such appeals and cross appeals will be permanently withdrawn at such time that the Final Restructuring Order is no longer subject to administrative or judicial challenge.

         An intervenor brought an action asserting that the Competition Act violated the Commerce Clause of the United States Constitution. On May 7, 1998, the Commonwealth Court of Pennsylvania (Commonwealth Court) unanimously rejected the claim. The intervenor petitioned the Supreme Court of Pennsylvania for allowance of appeal. On September 29, 1998, the Pennsylvania Supreme Court denied the petition. The intervenor has until December 28, 1998 to file a petition for certiorari with the United States Supreme Court.

         Two original jurisdiction actions were filed in the Commonwealth Court claiming that the manner in which the Competition Act was passed by the Pennsylvania legislature violated the Pennsylvania Constitution. On September 24, 1998, those claims were rejected by the Commonwealth Court. On October 26, 1998, the appeal period for those cases expired without any party filing an appeal to the Pennsylvania Supreme Court.

     3. RESTART OF SALEM GENERATING STATION (SALEM) Public Service Electric and Gas Company (PSE&G), the operator of Salem Units No. 1 and No. 2, which are 42.59% owned by the Company, removed the units from service in the second quarter of 1995. Unit No. 2 returned to commercial operation in the third quarter of 1997 and Unit No. 1 returned to commercial operation on April 17, 1998. The following table summarizes replacement power costs recorded in the accompanying Statements of Income as Fuel and Energy Interchange and Operating and Maintenance costs relating to the shutdown of Salem:

                                   Three Months Ended          Nine Months Ended
                                     September 30,              September 30,
                                      1998    1997              1998    1997
                                     -----   -----             -----   -----
Recorded on Accompanying
  Statements of Income (millions)

Fuel and Energy Interchange           $ -     $ 27             $ 19      $ 84

Operating and Maintenance               2       12               13        38
                                     -----   -----             -----    -----
Total                                 $ 2     $ 39             $ 32     $ 122

         For the year ending December 31, 1998, the Company expects to incur and expense approximately $35 million of costs related to the shutdown.

4.       SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution, under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $425 million of designated accounts receivable until November 2000. At September 30, 1998, the Company had sold a $425 million interest in accounts receivable, consisting of a $311 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $114 million interest in special agreement accounts receivable which are accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $425 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. The Company, at September 30, 1998, met such requirements. At September 30, 1998, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.6%.

5.       STOCK REPURCHASE
         During 1997, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC.

         Pursuant to these authorizations, the Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements had been settled on a net share basis at September 30, 1998, based on the closing price of the
Company's common stock on that date, the Company would have received approximately 3,624,000 shares of Company common stock.

6.        EARNINGS PER SHARE
         Diluted earnings per average common share is calculated by dividing earnings applicable to common stock by the average shares of common stock outstanding after giving effect to stock options, issuable under the Company's Long-Term Incentive Plan (LTIP), considered to be dilutive common stock equivalents. The following table shows the effect of the stock options issuable under the Company's LTIP on the average number of shares used in calculating diluted earnings per average common share:

                                      Three Months Ended       Nine Months Ended
                                          September 30,          September 30,
Description (Millions of shares)           1998    1997          1998    1997
--------------------------------          -----   -----         -----   -----

Average Common Shares Outstanding         223.1   222.5         222.8   222.5

Assumed Conversion of Stock Options         1.9     0.1           1.7     0.1
                                          -----   -----         -----   -----
Potential Average Dilutive
  Common Shares Outstanding               225.0   222.6         224.5   222.6

7.       COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1997.

         The Company has identified 28 sites where former manufactured gas plant
(MGP) activities have or may have resulted in actual site contamination. As of September 30, 1998, the Company had accrued $61 million for environmental investigation and remediation costs, including $34 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

     On October 15, 1998, AmerGen Energy Company, LLC (AmerGen), the joint venture between the Company and British Energy plc, signed a definitive asset purchase agreement with GPU, Inc. to purchase Three Mile Island Nuclear Generating Station Unit No. 1. In connection with the execution of the asset purchase agreement, the Company and British Energy plc each agreed to make their share of capital contributions to AmerGen in order to enable AmerGen to make the payment required at closing and, if necessary, any additional payments required under the asset purchase agreement.

         The Company periodically reviews its investments to determine whether they are properly valued in its financial statements.

8.       ACCOUNTING MATTERS
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
         The Electricity Generation Customer Choice and Competition Act (Competition Act) was enacted in December 1996 providing for the restructuring of the electric utility industry in Pennsylvania, including the deregulation of utility generation operations and the institution of retail competition for generation supply beginning in 1999. Pursuant to the Competition Act, in April 1997, the Company filed with the Pennsylvania Public Utility Commission (PUC) a restructuring plan in which it identified $7.5 billion of retail electric generation-related stranded costs. In May 1998, the PUC entered an Opinion and Order (Final Restructuring Order) which deregulates the Company's electric generation operations and authorizes the Company to recover stranded costs of $5.26 billion over 12 years beginning January 1, 1999. Additionally, the Final Restructuring Order provides for the phase-in of customer choice between January 1, 1999 and January 2, 2000. Following completion of the phase-in, all of the Company's customers will have the ability to choose their electric generation supplier. For additional information concerning the Competition Act and Final Restructuring Order, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1997; the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1997 Form 10-K) under "PART I. ITEM 1. BUSINESS-Deregulation and Rate Matters"; "PART II. ITEM 5. OTHER INFORMATION" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (March 31, 1998 Form 10-Q); "PART II. ITEM 5. OTHER INFORMATION" of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (June 30, 1998 Form 10-Q); and under "PART II. ITEM 5. OTHER INFORMATION" in this Quarterly Report on Form 10-Q (Report).

         The rate reductions of the Final Restructuring Order (8% in 1999 and reduced to 6% in 2000) are expected to reduce the Company's revenues from future retail electric sales. The Company believes that its revenues from retail electric sales will be further reduced by competition for electric generation services, which will be available to two-thirds of its retail customers by January 2, 1999 and all retail customers by January 2, 2000.

         In light of the expected impact on future revenues of the Final Restructuring Order and competition for electric generation services, the Company is continuing its cost management efforts through a Competitive Cost Review (CCR). Through CCR, the Company is continuing to conduct an in-depth analysis and assessment of all Company expenses, capital expenditures, programs, processes and staffing levels. The goal of CCR is to achieve significant cost savings while maintaining high levels of service quality, reliability, safety and overall performance.

         In accordance with the cost-control targets of CCR, the Company is committed to reducing annual operating and maintenance expense by at least $150 million by 2001. The expense reductions will be realized, in part, through the elimination of approximately 1,200 positions in 1998 and 1999.

         In April 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program to accompany targeted workforce reductions. The retirement incentive program allows employees age 50 and older, who have been designated as excess or who are in job classifications facing reduction, to retire from the Company. The enhanced severance benefit program provides non-retiring excess employees with fewer than ten years of service, benefits equal to two weeks pay per year of service. Non-retiring excess employees with more than ten years of service receive benefits equal to three weeks pay per year of service.

         The Company anticipates that it will incur a one-time charge to earnings in the fourth quarter of 1998 to recognize costs related to CCR; however, the magnitude of such charge is not known at this time.

         The Company's future financial condition and results of operations are also affected by other factors, such as the operation of nuclear generating facilities, wholesale sales and purchases, weather conditions and the Company's ability to develop its investments in new ventures into profitable enterprises.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative
Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.


RESULTS OF OPERATIONS
EARNINGS
         Basic earnings per average common share for the three and nine months ended September 30, 1998 were $1.21 and $2.37 per share, respectively, compared to $0.69 and $1.71 per share in 1997. Diluted earnings per share for the three and nine months ended September 30, 1998 were $1.20 and $2.36 per share, respectively, compared to $0.69 and $1.71 per share in 1997.

         The increase in third quarter earnings was due primarily to increased operating revenues net of related fuel costs. Third quarter 1998 earnings also benefited from the return to service of Salem Generating Station (Salem), continued reduction of operating and maintenance costs, reduction of uncollectible expenses and a one-time refund of gross receipts tax. These factors were partially offset by higher losses from investments in subsidiaries. Income tax expense increased due to higher earnings but was partially offset due to full normalization of deferred taxes associated with deregulated generation plant.

         The increase in earnings for the nine months ended September 30, 1998 was primarily due to increased operating revenues net of related fuel costs, the return to service of Salem, continued reduction of operating and maintenance costs and a one-time refund of gross receipts tax. These factors were partially offset by the benefit in 1997 of the recognition of the Salem litigation settlement and, in 1998, by higher losses from investments in subsidiaries. Income tax expense increased due to higher earnings but was partially offset due to full normalization of deferred taxes associated with deregulated generation plant.

OPERATING REVENUES
         Electric revenues increased 40% and 23% for the three and nine months ended September 30, 1998, respectively, compared to 1997. The increase for the three months was primarily due to higher revenues from wholesale sales resulting from an increase in energy prices in the spot market as well as an increase in sales volume. Also contributing to the increase was higher revenues from retail sales due to an increase in sales volume resulting from warmer weather conditions. Partially offsetting these increases were lower average retail rates as a result of the customer choice pilot program.

         The increase in electric revenues for the nine months ended September 30, 1998 was primarily due to an increase from wholesale sales resulting from an increase in energy prices in the spot market as well as an increase in sales volume and an increase in retail sales resulting from warmer weather conditions. Partially offsetting the increase were lower average retail rates as a result of the customer choice pilot program.

         Gas revenues decreased 7% and 10% for the three and nine months ended September 30, 1998 compared to 1997. The decrease for the three months was primarily due to a decrease in gas transported for customers. The decrease for the nine months was primarily due to milder weather conditions in the first quarter as well a decrease in gas transported for customers.

FUEL AND ENERGY INTERCHANGE
         Fuel and energy interchange expense increased 105% and 52% for the three and nine months ended September 30, 1998 compared to 1997. The increase in fuel and energy interchange was primarily due to an increase in the average price paid by the Company for purchased power and additional power purchases associated with increased wholesale electric sales. The increase was partially offset by the return to service of Salem, which decreased the need to purchase power to replace the output from these units.

OPERATING AND MAINTENANCE
         Operating and maintenance expense decreased 6% and 8% for the three and nine months ended September 30, 1998 compared to 1997. The decrease for the three and nine months was primarily due to lower expenses at Salem due to the conclusion of the outage, reduced uncollectible expenses and lower expenses at nuclear- and fossil- fueled generating units and distribution system costs.

DEPRECIATION EXPENSE
         Depreciation expense increased 7% and 8% for the three and nine months ended September 30, 1998 compared to 1997, primarily due to the amortization of Deferred Generation Costs Recoverable in Current Rates during 1998, preceding the Company's transition to market-based pricing of electric generation in 1999. Included in this amortization were charges that were included in Operating and Maintenance expense and Interest Charges in 1997.

OTHER INCOME AND DEDUCTIONS
         Other income and deductions excluding interest charges decreased substantially for the three and nine months ended September 30, 1998 compared to 1997. The decrease for the three months was primarily due to increased losses from investments in subsidiaries. The decrease for the nine months was primarily due to the second quarter 1997 settlement reached with Public Service Electric and Gas Company (PSE&G) related to the shutdown of Salem and, in 1998, increased losses from investments in subsidiaries and the second quarter write-off of the Company's investment in EnergyOne.

INTEREST CHARGES
         Interest charges decreased 9% and 3% for the three and nine months ended September 30, 1998 compared to 1997. Interest charges decreased for the three months primarily due to the Company's ongoing program to reduce and/or refinance higher cost, long-term debt and the write-off of electric generation related debt discounts at December 31, 1997. These decreases were partially offset by lower AFUDC caused by fewer projects in AFUDC base in 1998 and the replacement of $62 million of preferred stock with Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) in the third quarter of 1997.

INCOME TAXES
         Total income taxes increased 36% and 6% for the three and nine months ended September 30, 1998 compared to 1997. The increase for the three and nine months was primarily due to higher earnings but was partially offset due to full normalization of deferred taxes associated with deregulated generation plant.

PREFERRED STOCK DIVIDENDS
     Preferred stock dividends decreased 29% and 27% for the three and nine months ended September 30, 1998 compared to 1997, primarily due to the replacement of $62 million of preferred stock with COMRPS in the third quarter of 1997.

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

         On October 16, 1998, Duff & Phelps Credit Rating Company upgraded its ratings on the Company's first and refunding mortgage bonds and collateralized medium-term notes to "A-" from "BBB+", hybrid preferred securities, capital trust securities and preferred stock to "BBB" from "BBB-", and commercial paper to "D-1" from "D-2".

         At September 30, 1998, the Company had outstanding $116 million of notes payable, all of which were commercial paper. At September 30, 1998, the Company had formal and informal lines of bank credit aggregating $100 million. At September 30, 1998, the Company had no short-term investments.

         As a result of an extraordinary charge to earnings in December 1997, the Company did not meet the earnings test under the Mortgage required for the issuance of additional bonds against property additions for the twelve months ended September 30, 1998. In addition, the Company does not expect to meet the earnings test under the Mortgage for any twelve-month period ending prior to December 31, 1998. At September 30, 1998, the Company was entitled to issue approximately $3.9 billion of mortgage bonds against previously retired mortgage bonds without regard to the earnings and property additions tests.

         As a result of an extraordinary charge to earnings in December 1997, the Company did not meet the earnings test of the Company's Amended and Restated Articles of Incorporation (Articles), required for the issuance of additional preferred stock without an affirmative vote of the holders of two-thirds of all preferred shares outstanding, for the twelve months ended September 30, 1998. In addition, the Company does not expect to meet the earnings test under the Articles for any twelve-month period ending prior to December 31, 1998.

         For the nine months ended September 30, 1998, the Company's Ratio of Earnings to Fixed Charges (SEC Method) (Exhibit 12-1) and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (SEC Method) (Exhibit 12-2) were 4.43 times and 4.17 times, respectively, compared to 3.58 times and 3.29 times, respectively, in 1997. See the 1997 Form 10-K under "PART I. ITEM 1. BUSINESS-Capital Requirements and Financing Activities," for a discussion of the ratio methods.

         As previously disclosed, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open market, privately negotiated and/or other types of transactions in conformity with the rules of the Securities and Exchange Commission (SEC).

         The Company has entered into forward purchase agreements to be settled from time to time, at the Company's election, on either a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled. If these agreements had been settled on a net share basis at September 30, 1998, based on the closing price of the Company's common stock on that date, the Company would have received approximately 3,624,000 shares of Company common stock.

YEAR 2000 PROJECT
         The Company's Year 2000 Project (Project) is proceeding on schedule. The Project is addressing the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates (Y2K Issue). Any of the Company's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send bills, operate generation stations, or engage in similar normal business activities.

         The Company has determined that it will be required to modify or replace significant portions of its software and embedded technology so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications to existing software, conversions to new software, and replacement of embedded technology, the effect of the Y2K Issue on the Company can be mitigated. If such modifications and conversions are not made, or are not completed in a timely manner, the Y2K Issue could have a material impact on the operations and financial condition of the Company. The costs associated with this potential impact are speculative and not presently quantifiable.

         The Company is utilizing both internal and external resources to reprogram, or replace, and test software and computer systems for the Project. The Project is scheduled for completion by June 1, 1999, except for modifications, conversions or replacements that are being incorporated into scheduled plant outages between June and December 1999.

The Project
         The Project is divided into four major sections - Information Technology Systems (IT Systems), Embedded Technology (devices used to control, monitor or assist the operation of equipment, machinery or plant), Supply Chain (third-party suppliers and customers), and Contingency Planning. The general phases common to all sections are: (1) inventorying Year 2000 items; (2) assigning priorities to identified items; (3) assessing the Year 2000 readiness of items determined to be material to the Company; (4) converting material items that are determined not to be Year 2000 ready; (5) testing material items; and
(6) designing and implementing contingency plans for each critical Company process. Material items are those believed by the Company to have a risk involving the safety of individuals, may cause damage to property or the environment, or affect revenues.

         The IT Systems section includes both the conversion of applications software that is not Year 2000 ready and the replacement of software when available from the supplier. The Company estimates that the software conversion phase was approximately 48% complete at September 30, 1998, and the remaining conversions are on schedule to be tested and completed by June 1, 1999. The Company estimates that replacements and upgrades will be completed on schedule by June 1, 1999, although some vendor software replacements and upgrades are behind schedule. Contingency planning for IT Systems is scheduled to be completed by June 1, 1999. The Project has identified 343 critical IT Systems. The current readiness status of those systems is set forth below:

Number of Systems          Progress Status
-----------------          -------------------------------------------------
26 Systems                 Year 2000 Ready
87 Systems                 In Testing
191 Systems                In Active Code Modification, Or Package Upgrading
39 Systems                 Scheduled to Start after September 30, 1998

         The Embedded Technology section consists of hardware and systems software other than IT Systems. The Company estimates that the Embedded Technology section was approximately 61% complete at September 30, 1998, and the remaining conversions are on schedule to be tested and completed by June 1, 1999. Contingency planning for Embedded Technology is scheduled to be completed by June 1, 1999. The Project has identified 119 critical Embedded Technology systems. The current readiness status of those systems is set forth below:

Number of Systems                           Progress Status
-----------------                           -------------------
25 Systems                                  Year 2000 Ready
94 Systems                                  In Active Upgrading

         The Supply Chain section includes the process of identifying and prioritizing critical suppliers and critical customers with common equipment at the direct interface level, and communicating with them about their plans and progress in addressing the Y2K Issue. The Company initiated formal communications with all of its critical suppliers and critical customers to determine the extent to which the Company may be vulnerable to their Year 2000 issues. The process of evaluating these critical suppliers and critical customers has commenced and is scheduled to be completed by June 1, 1999.

Costs
         The estimated total cost of the Project is $75.4 million, the majority of which will be incurred during testing. This estimate includes the Company's share of Year 2000 costs for jointly owned facilities. The total amount expended on the Project through September 30, 1998 was $7.3 million. The Company expects to fund the Project from operating cash flows. The Company's current cost estimate for the Project is set forth below:

                                        $ Millions
                  1998              1999             2000              Total
                  -----             -----            -----             -----
O&M               22.3              37.5              9.3              69.1
Capital            1.4               4.9               -                6.3
                  -----             -----            -----             -----
Total             23.7              42.4              9.3              75.4

Risks
         The  Company's  failure to become  Year 2000 ready  could  result in an interruption in or a failure of certain normal business activities or operations. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely or with which they communicate will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, will not have a material adverse effect on the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is currently developing contingency plans to address how to respond to events that may disrupt normal operations including activities with PJM Interconnection, L.L.C.

         The costs of the Project and the date on which the Company plans to complete the Year 2000 modifications are based on estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer programs and microprocessors, and similar uncertainties.

         The Project is expected to significantly reduce the Company's level of uncertainty about the Y2K Issue. The Company believes that the completion of the Project as scheduled reduces the possibility of significant interruptions of normal operations.

FORWARD-LOOKING STATEMENTS
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements which are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 2, 3 and 7 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         None.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         As previously reported in the March 31, 1998 Form 10-Q, the Grays Ferry Cogeneration Partnership sued the Company in the Court of Common Pleas in Philadelphia County (Common Pleas Court) to enjoin the Company's termination of the power purchase agreements relating to the Grays Ferry Cogeneration Project (Grays Ferry Project).

         In a separate action, on March 18, 1998, Chase Manhattan Bank (Chase), the lender for the Grays Ferry Project, filed an action in the United States District Court for the Eastern District of Pennsylvania against the Company alleging breach of the letter agreement relating to the Grays Ferry Project's credit. On August 10, 1998, Chase voluntarily dismissed its suit against the Company. On August 21, 1998, Chase intervened as a plaintiff in the Common Pleas Court action.

ITEM 5.  OTHER INFORMATION
         As previously reported in the June 30, 1998 Form 10-Q, an intervenor brought an action asserting that the Competition Act violated the Commerce Clause of United States Constitution. On May 7, 1998, the Commonwealth Court of Pennsylvania (Commonwealth Court) unanimously rejected the claim. The intervenor petitioned the Supreme Court of Pennsylvania for allowance of an appeal, which petition was denied on September 29, 1998. The intervenor has until December 28, 1998 to file a petition for certiorari with the United States Supreme Court.

         As previously reported in the 1997 Form 10-K, two original jurisdiction actions were filed in the Pennsylvania Commonwealth Court claiming that the manner in which the Competition Act was passed by the Pennsylvania legislature violated the Pennsylvania Constitution. On September 24, 1998, those claims were rejected by the Commonwealth Court. On October 26, 1998, the appeal period for those cases expired without any party filing an appeal to the Pennsylvania Supreme Court.

     On September 21, 1998, the PUC entered an Order directing holders of installed capacity resources in PJM Interconnection L.L.C. (including the Company) to immediately release/offer the capacity for sale at wholesale during 1999 at a presumptive price of $19.72 per kilowatt-year, a price below current competitive wholesale market prices. On October 21, 1998, the Company filed a Petition for Review of the PUC Order in Commonwealth Court seeking a declaration that the PUC's Order is preempted because it attempts to regulate matters within the exclusive federal jurisdiction of the Federal Energy Regulatory Commission. On October 28, 1998, the Company entered into a settlement with the PUC under which the Company agreed to make certain of its wholesale capacity available to new market entrants serving retail load within the Company's service territory at specified prices during 1999. On October 30, 1998, the PUC approved the settlement.

         On September 16, 1998, the NRC suspended its SALP program for an interim period until the NRC staff completes a review of its nuclear power plant performance assessment process. During the interim period while the SALP program is suspended, the NRC will utilize the results of its plant performance reviews to provide nuclear power plant performance information to licensees, state and local officials and the public. These reviews are intended to identify performance trends since the previous assessment and make any appropriate changes to the NRC's inspection plans. At the end of the process, the NRC will decide whether to resume the SALP program or substitute an alternative program.

         As previously reported in the 1997 Form 10-K and the March 31, 1998 Form 10-Q, the NRC issued a Bulletin proposing the installation of large capacity passive strainers to resolve the problem of clogging of emergency core cooling system suction strainers experienced at some GE Boiling Water Reactors. Strainers are scheduled to be installed at Unit No. 2 at Peach Bottom Atomic Power Station (Peach Bottom) during its October-November 1998 refueling outage.

         As previously reported in the June 30, 1998 Form 10-Q, the NRC issued a confirmatory order modifying the license for Peach Bottom Units No. 2 and No. 3 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the October 1999 refueling outage of Peach Bottom Unit No. 3. In addition, the NRC issued a confirmatory order modifying the license for Limerick Generating Station (Limerick) Units No. 1 and No. 2 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the April 1999 refueling outage of Limerick Unit No. 2.

         The Company has been informed by PSE&G that, in connection with the NRC's generic letter regarding Year 2000 issues, on July 23, 1998, PSE&G provided its written response to the NRC outlining its Nuclear Business Unit
(NBU) Year 2000 program and indicating that planned implementation will allow the NBU to be Year 2000 ready and in compliance with the terms and conditions of its licenses and NRC regulation by January 1, 2000. As of September 30, 1998, PSE&G's NBU Year 2000 effort is on schedule to meet the July 1999 NRC response schedule.

         The Company has been informed by PSE&G that, on September 15, 1998, the NRC issued its latest Systematic Assessment of Licensee Performance (SALP) for Salem for the period March 1, 1997 to August 1, 1998. In the areas of Maintenance and Engineering, Salem was rated Category 2 or "good." In the areas of Operations and Plant Support, Salem was rated Category 1 or "superior." The NRC noted improved performance overall during the period, as demonstrated by the nearly event-free return of both units to operation following the extended outage. The NRC identified strong management oversight, safe and conservative operations, good engineering support and effective programs for independent oversight and self-assessment. The NRC also noted that although human performance has improved significantly due to extensive training interventions, continued close management attention is warranted in the Operations and Maintenance areas.

         The Company has been informed by PSE&G that, as part of an inspection by the NRC in April 1997, the NRC noted certain weaknesses in PSE&G's fire barrier systems. PSE&G sent a letter to the NRC in June 1997 addressing these issues concerning the qualification of fire wrap barriers used to protect electrical cabling at Salem. The letter outlined a resolution plan and schedule to address the fire wrap issues. PSE&G had committed to alternative measures in the form of fire watches until this plan is implemented. A review of the installed fire barrier materials and safe shutdown analysis is currently in progress. If certain modifications are mandated by the NRC, this could result in a material adverse impact to the Company's financial condition, results of operations and net cash flows. Additionally, failure to resolved these fire barrier issues could result in potential NRC violations, fines and/or plant shutdown.

         As previously reported in the 1997 Form 10-K, the NRC had proposed to issue a generic letter which would require all nuclear plant operators to provide the NRC with information concerning the operators' programs, planned or implemented, to address Year 2000 computer and system issues at its facilities. On May 11, 1998, the NRC issued a Generic Letter requiring (1) submission of a written response within 90 days, indicating whether the operator has pursued and continues to pursue implementation of Year 2000 programs and addressing the program's scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance, and (2) submission of a written response, no later than July 1, 1999, confirming that such facilities are Year 2000 ready, or will be Year 2000 ready, by the year 2000 with regard to compliance with the terms and conditions of the license(s) and NRC regulations. On July 30, 1998, the Company filed its 90-day required written response indicating that the Company has pursued and is continuing to pursue a Year 2000 program which is similar to that outlined in Nuclear Utility Year 2000 Readiness, NEI/NUSMG 97-07.

         An Order was entered on July 17, 1998, by the PUC, instituting a formal investigation by the Office of Administrative Law Judge on Year 2000 compliance by jurisdictional fixed utilities and mission-critical service providers such as the PJM Interconnection. The Order requires, (1) a written response to a list of compliance program questions by August 6, 1998 and, (2) all jurisdictional fixed utilities be Year 2000 compliant by March 31, 1999 or, if a utility determines that mission-critical systems cannot be Year 2000 compliant on or before March 31, 1999, the utility is required to file a detailed contingency plan. The PUC adopted the federal government's definition for Year 2000 compliance and further defined Year 2000 compliance as a jurisdictional utility having all mission-critical Year 2000 hardware and software updates and/or replacements installed and tested on or before March 31, 1999. On August 6, 1998, the Company filed its written response, in which the Company stated that with a few carefully-assessed and closely-managed exceptions, the Company will have all mission-critical systems Year 2000 ready by June 1999. The Company also stated that it was in the process of developing Year 2000 contingency plans.

         On September 24, 1998, the EPA announced the issuance of a final regulation which will require 22 states and the District of Columbia to reduce emissions of nitrogen oxides (NOx) by more than 1 million tons annually between 2003 and 2007. The main goal of the regulation is to limit the transport of ozone pollution into the northeastern states, including Pennsylvania, by reducing NOx emissions in southern and midwestern states. Pennsylvania utilities, including the Company, are already subject to strict NOx emission limits. A group of southern and midwestern utilities have announced their intention of appealing the issuance of the EPA regulation to the Federal Court of Appeals.

         As previously reported in the 1997 Form 10-K, the Environmental Protection Agency (EPA) sent letters to approximately 20 potentially responsible parties (PRPs), including the Company, giving them 60 days to negotiate with the EPA to perform the proposed remedy for the Metal Bank of America site outlined in the EPA's December 1997 record of decision (ROD). The Company, along with the nine other PRPs in the utility PRP group, responded to the EPA's letter by offering to conduct the Remedial Design (RD) but not the Remedial Action (RA) outlined in the ROD. The EPA rejected the PRP group's offer and, on June 26, 1998, issued an Order to the non-de minimis PRP Group members, and others, including the owner, to implement the RD and RA. The PRP Group is proceeding as required by the Order; it has selected a contractor which has been approved by the EPA, and is preparing the RD Work Plan.

         As previously reported in the 1997 Form 10-K, the Company was added as a third-party defendant in an existing suit alleging that the Company is responsible for sending waste to the Cinnaminson Ground Water Contamination Site. On June 4, 1998, the Company entered into a settlement with the defendants.

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

(b)      Reports on Form 8-K filed during the reporting period:

         Report, dated July 17, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen Energy Company, LLC, the joint venture between the Company and British Energy plc, entering into a Letter of Intent to purchase Three Mile Island Unit No. 1 from GPU, Inc.

         Reports on Form 8-K filed subsequent to the reporting period:
         Report, dated October 15, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen Energy Company, LLC, the joint venture between the Company and British Energy plc, signing a definitive asset purchase agreement to purchase Three Mile Island Unit No. 1 from GPU, Inc.

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

Date:  October 30, 1998