Form 10-K
period 1998-12-31
PECO ENERGY CO
filed 1999-04-01
CIK 78100

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
       [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998
                                      OR
       [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________________ to ___________________
                         Commission File Number 1-1401
                             ---------------------
                              PECO ENERGY COMPANY
            (Exact name of registrant as specified in its charter)

                 Pennsylvania                                                  23-0970240
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

               P.O. Box 8699
    2301 Market Street, Philadelphia, PA                         (215) 841-4000                         19101
  (Address of principal executive offices)    (Registrant's telephone number, including area code)    (Zip Code)

                            ---------------------
          Securities registered pursuant to Section 12(b) of the Act:
First and Refunding Mortgage Bonds (Listed on the New York Stock Exchange):

  5 5/8% Series due 2001    6 1/2% Series due 2003    7 1/8% Series due 2023    7 1/4% Series due 2024
  7 3/8% Series due 2001    6 3/8% Series due 2005    7 3/4% Series 2 due 2023

Cumulative Preferred Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges):
  $4.68 Series              $4.40 Series              $4.30 Series              $3.80 Series

Common Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges)

9.00% Cumulative Monthly Income Preferred Securities, Series A, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

Trust Receipts of PECO Energy Capital Trust II, each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

Trust Receipts of PECO Energy Capital Trust III, each representing an 7.38% Cumulative Monthly Income Preferred Security, Series D, $1,000 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

           Securities registered pursuant to Section 12(g) of the Act:

Cumulative Preferred Stock -- without par value:
  $7.48 Series        $6.12 Series
                            ---------------------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $9,305,227,737 at March 26, 1999.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              Common Stock -- without par value: 203,392,956 shares
                         outstanding at March 26, 1999.
                             ---------------------
                 DOCUMENTS INCORPORATED BY REFERENCE (In Part)

    Annual Report of PECO Energy Company to Shareholders for the year 1998 is incorporated in part in Parts I, II and IV hereof, as specified herein. Proxy Statement of PECO Energy Company in connection with its 1999 Annual
 Meeting of Shareholders is incorporated in part in Part III hereof, as specified herein.
================================================================================

                                                                        Page No.
                                                                        --------
PART I
  ITEM 1.  BUSINESS ......................................................... 1
           The Company ...................................................... 1
           Deregulation and Rate Matters .................................... 1
            Electric -- Retail .............................................. 2
            Electric -- Wholesale ........................................... 5
            Gas ............................................................. 6
            Competition. .................................................... 6
           Electric Operations .............................................. 7
            General ......................................................... 7
            Limerick Generating Station .....................................10
            Peach Bottom Atomic Power Station ...............................12
            Salem Generating Station ........................................12
           Fuel .............................................................13
            Nuclear .........................................................13
            Coal. ...........................................................15
            Oil .............................................................15
            Natural Gas .....................................................15
           Gas Operations ...................................................16
           Year 2000 Readiness Disclosure ...................................16
           Segment Information ..............................................17
           Capital Requirements and Financing Activities. ...................17
           Construction .....................................................19
           Employee Matters .................................................20
           Environmental Regulations ........................................20
            Water ...........................................................20
            Air .............................................................21
            Solid and Hazardous Waste .......................................21
            Costs ...........................................................24
           AmerGen Energy Company, LLC ......................................24
           Telecommunications Ventures ......................................24
           PECO Energy Capital Corp. and Related Entities ...................25
           Executive Officers of the Registrant. ............................26
  ITEM 2.  PROPERTIES .......................................................28
  ITEM 3.  LEGAL PROCEEDINGS ................................................29
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. .............30
PART II
  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS .............................................30
  ITEM 6.  SELECTED FINANCIAL DATA ..........................................31
  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS. ..........................................31
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ......31
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................31
  ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ........................................31
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ...............31
  ITEM 11. EXECUTIVE COMPENSATION. ..........................................31
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. ................................................. ...32
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................32
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K ................................................. ...33
           Financial Statements and Financial Statement Schedule ............33
           REPORT OF INDEPENDENT ACCOUNTANTS. ...............................34
           SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS. .................35
           Exhibits .........................................................36
           Reports on Form 8-K ..............................................39
 SIGNATURES

                                    PART I


ITEM 1. BUSINESS


The Company


     Incorporated in Pennsylvania in 1929, PECO Energy Company (Company) is primarily a vertically integrated utility that historically has provided regulated retail electric and natural gas service to customers in its franchised service territory in southeastern Pennsylvania. Beginning in 1999, the Electricity Generation Customer Choice and Competition Act (Competition
Act) requires the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. With the advent of deregulation, the Company serves as the local distribution company providing electric distribution services in southeastern Pennsylvania and bundled electric service to customers who cannot or do not choose an alternate electric generation supplier (EGS). Through its Exelon division, the Company is a competitive generation supplier offering a variety of unregulated energy and utility infrastructure services, including electric supply, to businesses and residential customers across Pennsylvania. The Company also engages in the wholesale marketing of electricity on a national basis. The Company also participates in joint ventures which provide telecommunication services in the Philadelphia metropolitan region.

     At December 31, 1997, the Company discontinued the use of regulatory accounting in its financial statements for its electric generation operations. In connection with the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," the Company performed a market value analysis of its generation assets and wrote-off $1.8 billion (net of income taxes) of unrecoverable electric plant costs and regulatory assets. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.

     The Company is a public utility under the Pennsylvania Public Utility Code and a transmitting utility and electric utility under the Federal Power Act. As a result, the Company is subject to regulation by the Pennsylvania Public Utility Commission (PUC) as to electric distribution, certain retail electric rates, retail gas rates, issuances of securities and certain other aspects of the Company's operations and by the Federal Energy Regulatory Commission (FERC) as to transmission rates. Specific operations of the Company are also subject to the jurisdiction of various other federal, state, regional and local agencies, including the United States Nuclear Regulatory Commission (NRC), the United States Environmental Protection Agency (EPA), the United States Department of Energy (DOE), the Delaware River Basin Commission (DRBC) and the Pennsylvania Department of Environmental Protection (PDEP). The Company's Muddy Run Pumped Storage Project and the Conowingo Hydroelectric Project are subject to the licensing jurisdiction of the FERC. Due to its ownership of subsidiary-company stock, the Company is a holding company as defined by the Public Utility Holding Company Act of 1935 (1935 Act); however, it is predominantly an operating company and, by filing an exemption statement annually, is exempt from all provisions of the 1935 Act, except Section 9(a)(2) relating to the acquisition of securities of a public utility company.

     The Company established specific goals to increase its generation capacity from 9 gigawatts to 25 gigawatts by 2003. The Company is targeting a balanced portfolio of nuclear, hydro and clean burning fossil capacity through the acquisition of plants and long-term supply agreements. In order to meet this strategic objective the Company may require significant capital resources.

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

Electric -- Retail

     The Competition Act was enacted in December 1996 and provides for the restructuring of the electric utility industry in Pennsylvania. The Competition Act requires the unbundling of electric services into separate generation, transmission and distribution services with open retail competition for generation services. Generation services may be provided by EGSs licensed by the PUC. Under the Competition Act, EGSs are subject to certain limited financial and disclosure requirements but are otherwise unregulated by the PUC.

     The Competition Act required utilities to submit restructuring plans, including their stranded costs which will result from retail competition for generation services. Stranded costs include regulatory assets, nuclear decommissioning costs and long-term purchase power commitments for which full recovery is allowed and other costs, including investment in generating plants, spent fuel disposal, retirement costs and reorganization costs, for which an opportunity for recovery is allowed in an amount determined by the PUC as just and reasonable.

     As a mechanism for utilities to recover their allowed stranded costs, the Competition Act provides for the imposition and collection of non-bypassable charges on customers' bills called competitive transition charges (CTCs). CTCs are assessed to and collected from all retail customers who have been assigned stranded cost responsibility and access the utilities' transmission and distribution systems and may be collected over a maximum period of nine years, except as such period may be extended by the PUC for good cause shown. As the CTCs are based on access to the utility's transmission and distribution system, they will be assessed regardless of whether such customer purchases electricity from the utility or an EGS. The Competition Act provides, however, that the utility's right to collect CTCs is contingent on the continued operation at reasonable availability levels of the assets for which the stranded costs were awarded, except where continued operation is no longer cost efficient because of the transition to a competitive market.

     The Competition Act also authorizes the PUC to issue qualified rate orders approving the issuance of transition bonds to facilitate the recovery or financing of qualified transition expenses of an electric utility or its assignee. Under the Competition Act, proceeds of transition bonds are required to be used principally to reduce qualified transition expenses, including stranded costs, and the related capitalization costs of the utility. The transition bonds are payable from intangible transition charges (ITCs) which are collected in lieu of CTCs.

     In accordance with the provisions of the Competition Act, in April 1997, the Company filed with the PUC a comprehensive restructuring plan detailing its proposal to implement full customer choice of electric generation suppliers. The Company's restructuring plan identified $7.5 billion of retail electric generation-related stranded costs. In August 1997, the Company and various intervenors in the Company's restructuring proceeding filed with the PUC a Joint Petition for Partial Settlement (Joint Petition). In December 1997, the PUC rejected the Joint Petition and entered an Opinion and Order, revised in January and February 1998 (PUC Restructuring Order), which deregulated the Company's electric generation operations. The PUC Restructuring Order authorized the Company to recover stranded costs of $4.9 billion on a discounted basis, or $5.3 billion on a book value basis, over 8 1/2 years beginning in 1999.

     In January 1998, the Company and numerous other parties filed petitions for review of the PUC Restructuring Order in the Commonwealth Court of Pennsylvania and the Company filed a complaint in the U.S. District Court for the Eastern District of Pennsylvania seeking injunctive relief. On April 29, 1998, the Company and all but one of the 25 parties who had challenged the Company's restructuring plan filed a joint petition and settlement (Settlement) with the PUC. In May 1998, the PUC entered an Opinion and Order (Final Restructuring Order) approving the Settlement. The intervenor who had not joined the Settlement appealed the Final Restructuring Order to the Commonwealth Court. After full briefing and oral argument, the Commonwealth Court dismissed the appeal thus affirming the Final Restructuring Order. The intervenor filed a petition for allowance of appeal with the Pennsylvania Supreme Court which was denied. The intervenor subsequently filed a petition for writ of certiorari with the United States Supreme Court, which was also denied. Once this petition for writ of certiorari was denied, the Company and all other parties withdrew their pending appeals at the Commonwealth Court and the Eastern District of Pennsylvania. All appeals of the Final Restructuring Order have either been finally resolved by a court or withdrawn by the parties.

     The Settlement authorizes the Company to recover $5.26 billion of stranded costs, together with a return of 10.75% thereon. For good cause shown, the PUC authorized the recovery of stranded costs over a 12 year transition period beginning January 1, 1999 and ending December 31, 2010. Stranded costs and the allowed return thereon are recovered through CTCs and, at the Company's election to issue or cause the issuance of transition bonds, ITCs, designed to recover the $5.26 billion of stranded costs. The CTCs have been established assuming annual growth in sales of 0.8% and will be reconciled annually to actual sales.

     The following table shows the estimated average levels of CTCs and/or ITCs for the years 1999 through 2010, based on estimated 0.8% annual sales growth assumed in the Settlement.


                                     TABLE 1
                              Annual Stranded Cost
                             Amortization And Return




                                                          Revenue Excluding
             Annual            CTC                       Gross Receipts Tax
  Year        Sales       and/or ITC(2)       Total       Return @ 10.75%     Amortization
-------   ------------   ---------------   -----------   -----------------   -------------
             MWh(1)           $/kWh           ($000)           ($000)            ($000)
 1999     33,569,358        $  0.0172       $551,988          $566,134        $  (14,146)
 2000     33,837,913           0.0192        621,102           564,222            56,879
 2001     34,108,616           0.0251        818,457           547,777           270,680
 2002     34,381,485           0.0251        825,004           516,869           308,135
 2003     34,656,537           0.0247        818,352           482,401           335,951
 2004     34,933,789           0.0243        811,540           444,798           366,742
 2005     35,213,260           0.0240        807,933           403,555           404,378
 2006     35,494,966           0.0266        902,623           353,070           549,553
 2007     35,778,925           0.0266        909,844           290,627           619,217
 2008     36,065,157           0.0266        917,123           220,312           696,811
 2009     36,353,678           0.0266        924,459           141,229           783,231
 2010     36,644,507           0.0266        931,855            52,381           879,474

------------
(1) Subject to reconciliation of actual sales and collections.

(2) Both the CTCs and the ITCs are subject to adjustment.

     The Settlement required the Company to unbundle its retail electric rates on January 1, 1999 into the following components: (i) distribution and transmission charges, (ii) CTCs and, if applicable, ITCs and (iii) a capacity and energy charge for generation, which is the maximum amount the Company, as the provider of last resort (PLR), can charge customers who do not or cannot choose to purchase electricity from alternate EGS.

     The Settlement requires the Company to reduce rates during 1999 and 2000 by 8% and 6%, respectively, from rates in existence on December 31, 1996. The Settlement also extends the rate caps on generation rates at higher levels than required by the Competition Act, until December 1, 2010 and extends rate caps on transmission and distribution rates until June 30, 2005. The Company's unbundled rates, rate reductions and rate caps are reflected in the schedule of system-wide average rates included in the Settlement and shown in Table 2 below.

                                     TABLE 2
   Schedule of System-Wide Average Rates (dollars per kilowatthour (kWh))(1)



                                                                   T&D                CTC           Shopping       Generation
Effective Date       Transmission(2)       Distribution          Rate Cap        and/or ITC(3)       Credit         Rate Cap
-----------------   -----------------   -----------------   -----------------   ---------------   ------------   --------------
                           (1)                 (2)            (3)=(1) + (2)           (4)              (5)        (6)=(4) + (5)
January 1, 1999        $  0.0045           $  0.0253           $  0.0298           $  0.0172       $  0.0446       $  0.0618
January 1, 2000           0.0045              0.0253              0.0298              0.0192          0.0446          0.0638
January 1, 2001           0.0045              0.0253              0.0298              0.0251          0.0447          0.0698
January 1, 2002           0.0045              0.0253              0.0298              0.0251          0.0447          0.0698
January 1, 2003           0.0045              0.0253              0.0298              0.0247          0.0451          0.0698
January 1, 2004           0.0045              0.0253              0.0298              0.0243          0.0455          0.0698
January 1, 2005           0.0045 (4)          0.0253 (4)          0.0298 (4)          0.0240          0.0458          0.0698
January 1, 2006              N/A                 N/A                 N/A              0.0266          0.0485          0.0751
January 1, 2007              N/A                 N/A                 N/A              0.0266          0.0535          0.0801
January 1, 2008              N/A                 N/A                 N/A              0.0266          0.0535          0.0801
January 1, 2009              N/A                 N/A                 N/A              0.0266          0.0535          0.0801
January 1, 2010              N/A                 N/A                 N/A              0.0266          0.0535          0.0801

------------
(1) All charges reflect average retail billing for all rate classes (including gross receipts tax).

(2) The transmission charge listed is for unbundled rates only. The PUC does not regulate the rates for transmission service.

(3) Both the CTCs and the ITCs are subject to adjustment.

(4) Effective until June 30, 2005.

     Under the Settlement, customer choice of EGSs is being phased in between January 1, 1999 and January 2, 2000 with one-third of each rate class entitled to choose their EGS by January 1, 1999, an additional one-third by January 2, 1999 and the remaining one-third by January 1, 2000. If on January 1, 2001 and January 1, 2003 less than 35% and 50%, respectively, of all of the Company's residential and commercial customers by rate class are obtaining generation service from alternate EGSs, non-shopping customers will be randomly assigned to EGSs, including those affiliated with the Company, to meet those thresholds. Assignment of non-shopping customers will be through a PUC-approved process. Customers assigned to a PLR, other than the Company will be counted as customers receiving service from an alternate EGS.

     Under the Settlement, the Company may securitize up to $4 billion of its $5.26 billion of stranded cost recovery through the issuance of transition bonds. The ITCs associated with the issuance of transition bonds must terminate no later than December 31, 2010. The rate reductions and rate caps described in Table 2 included as part of the Settlement anticipate the benefits of the securitization, and no adjustment in the Company base rates will be made upon issuance of any transition bonds. After January 1, 1999, CTCs (or the Company's distribution rates) will be reduced by the amount of ITCs. For additional information see "Capital Requirements and Financing Activities."

     On January 1, 1999, the Company unbundled its retail electric rates for metering, meter reading, and billing and collection services to provide credits for those customers that have elected to have alternate suppliers perform these services. Effective January 1, 1999, PUC-licensed entities, including EGSs, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in the Company's retail electric service territory. In such event, the EGS or other third party would replace the customer as the obligor with respect to the customer's bill and the Company will generally have no right to collect such receivable from the customer. To the extent that customers choose consolidated billing by an EGS or other third party, the Company will be relying on a small number of EGSs and other third parties rather than a large number of customers for the collection of billings, including ITCs. The PUC-licensed entities, including EGSs, may also finance, install, own, maintain, calibrate and remotely read advanced meters for service to retail customers located in the Company's retail electric service territory. An EGS or other third party that bills on behalf of the Company must comply with all applicable billing and disclosure requirements absent waiver by the PUC, including the unbundling of transmission and distribution rates. Only the Company can physically disconnect or reconnect a customer's distribution service. Physical termination of the service may only be permitted for failure to pay transmission and distribution service or PLR service.

     Under the Restructuring Plan, the Company will act as a PLR for all retail electric customers in its retail electric service territory who do not choose or cannot choose to purchase power from an alternative EGS through December 31, 2010, subject to certain terms, conditions and qualifications. In February 1999, certain utilities, customer advocates and EGSs convened to develop proposed regulations on Competitive Default Service. On February 26, 1999, the chairman of the group forwarded a suggested procedure for choosing a Competitive Default Supplier to the PUC. Under those suggested procedures, entities that desire to act as a Competitive Default Supplier have until April 1, 2000 to submit both their qualifications to act as a Competitive Default Supplier and their bid for providing such service. Competitive Default Service will begin on January 1, 2001 for 20% of the Company's residential customers. The suggested procedures would require an EGS to provide, among other things, proof that it has received the requisite licenses from the state and federal governments, proof that it meets certain creditworthiness standards and assurances that it can acquire additional bonding as necessary. The supplier of Competitive Default Service will be required to provide billing, including its payment of ITCs and other revenues, to the Company on the terms and conditions set forth in the Company tariff for those entities who currently provide competitive billing services to customers.

     The suggested procedures will not become final until the PUC adopts them. The PUC may choose to reject or modify the suggested procedures. The PUC has no time deadline for rendering its decision on this issue. The PUC may allow a public comment period before reaching a final resolution of these issues.

     The Settlement also provides for flexible generation service pricing for customers served by Competitive Default Service, authorization of the Company to transfer its generation assets to a separate subsidiary, inclusion of a sustainable energy and economic development fund (funded at a rate of .01 cents per kilowatthour on all power sold, to be included in the capped transmision and distribution rates) and expansion and modification of the Company's program for low-income customers.


Electric -- Wholesale


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

     In response to Order No. 888, on July 3, 1996, the Company filed an individual compliance tariff with the FERC which became effective July 9, 1996. In December 1996, the Company and the other members of the PJM Interconnection LLC (PJM) filed a joint compliance filing with the FERC. The PJM is a power pool which integrates, through central dispatch, the generation and transmission operations of its member companies across a 50,000 square-mile territory in the Mid-Atlantic region. That filing included a PJM regional transmission tariff. Under the PJM tariff, which became effective on March 1, 1997, transmission service is provided on a pool-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of the transmission system at the point of delivery.

     On March 31, 1997, the members of the PJM converted that organization from an unincorporated association into a limited liability company and filed with the FERC a revised PJM operating agreement to reflect that change.

     In November 1997, the FERC issued an order authorizing the establishment of an independent system operator (ISO) for the PJM on January 1, 1998 and designated the PJM's Office of the Interconnection as the ISO. The ISO is responsible for operation of the PJM control area and administration of the PJM open-access transmission tariff and the hourly energy market in the PJM known as the PJM Power Exchange (PJM PX). In that same order, the FERC directed the Company and the other transmission owners in the PJM to turn over control of their transmission facilities to the ISO and put in place a new PJM regional transmission tariff and energy market arrangement. Although the Company cannot predict the long-term economic effect of the restructured pooling arrangements approved by the FERC, the arrangements could adversely affect the Company's ability to fully recover its transmission costs.

     On March 10, 1999, the FERC issued an order granting a pending application by other PJM utilities for market-based rate authority for sales of energy and certain ancillary services into the PJM PX. Although the Company has not been a party to that application, the FERC expressly granted the Company market-based rate authority for sales of energy and ancillary services into the PJM PX. Previously, the FERC restricted generators located within PJM, including the Company, to cost-based bids. The recent order expands the Company's existing ability to engage in wholesale trading of power and certain associated ancillary services at market-based rates to include trading with the PJM PX. The FERC also granted anyone else with market-based rate authority the same right.

     On March 10, 1999, the FERC also entered an order establishing a Market Monitoring Plan (MMP) for the PJM control area. The MMP will be administered by a newly created Market Monitoring Unit (MMU) under the PJM and authorizes the MMU to monitor and report on market activity and alleged exercises of market power by market participants. The FERC order directs additional modifications to the proposed MMP that will increase the level of coordination of the MMU with various governmental authorities. It is unclear what impact either the MMP or the MMU ultimately will have on power trading within the PJM PX in particular and on wholesale bilateral transactions generally.

     On September 21, 1998, the PUC entered an Order directing holders of installed capacity resources in PJM (including the Company) to immediately release or offer capacity for sale in the wholesale markets during 1999 at a presumptive price of $19.72 per kilowattyear, a price below the current competitive wholesale market prices at that time. On October 21, 1998, the Company filed a Petition for Review of the PUC Order in Commonwealth Court seeking a declaration that the PUC's Order is preempted because it attempts to regulate matters within the exclusive federal jurisdiction of the FERC. On October 28, 1998, the Company entered into a settlement with the PUC under which the Company agreed to make certain of its wholesale capacity available to new market entrants serving retail load within the Company's service territory at specified prices during 1999. On October 30, 1998, the PUC approved the settlement.

Gas

     The Company's gas sales and gas transportation revenues are derived pursuant to rates regulated by the PUC. The PUC has established through regulatory proceedings the base rates that the Company may charge for gas service in Pennsylvania. The Company's gas rates are subject to a purchased gas cost (PGC) adjustment clause and a State Tax Adjustment Surcharge (STAS). The PGC is designed to recover or refund the difference between the actual cost of purchased gas and the amount included in base rates. The PGC is adjusted quarterly. The STAS is designed to recover or refund increases or decreases in certain state taxes not recovered in base rates.

     On November 4, 1998, the PUC issued an order approving the Company's PGC No. 15 rates for the period December 1, 1998 to November 30, 1999, which reflects a $0.0068 per thousand cubic feet (mcf) increase in natural gas sales rates. PGC No. 15 became effective December 1, 1998.

     The gas industry is continuing to undergo structural changes in response to FERC policies designed to increase competition. FERC policies have required interstate gas pipelines to unbundle their gas sales service from other regulated tariff services, such as transportation and storage. In anticipation of these changes, the Company modified its gas purchasing arrangements to enable the purchase and transportation of gas at lower costs. The Company, through Exelon Energy, is participating in pilot programs outside the Company's gas service territory to market natural gas and other services to retail customers.

     Legislation has been introduced in the Pennsylvania legislature to deregulate the gas industry. The effort to deregulate the gas industry has the support of the Governor of Pennsylvania. The Company cannot predict whether the Pennsylvania legislature will enact legislation that deregulates the gas industry or whether the Governor of Pennsylvania will ultimately sign into law any such legislation. The Company cannot predict the ultimate effect of gas industry deregulation on its future financial condition and results of operations.

Competition

     The Company competes in both the retail electric generation market in Pennsylvania and other states and the wholesale electric generation market nationally.

     Retail competition for electric generation supply in Pennsylvania commenced in January 1999, with two-thirds of the Company's electric utility consumers having the right to choose their supplier. The Company is actively competing for a share of the generation supply market in its traditional service territory through PECO Energy Distribution (PED) and throughout Pennsylvania through Exelon Energy, the Company's new competitive supplier. Generation services provided by PED are at the energy and capacity charge mandated by the Final Restructuring Order. Generation services offered by Exelon Energy are at competitive market prices. Customers who choose to take generation service from PED may choose an alternate generation supplier at any time. As of January 12, 1999, approximately 12% of the Company's residential and small commercial customers and approximately 50% of its large commercial and industrial customers had selected an alternate EGS. As of that date, Exelon Energy was providing generation service to approximately 135,000 commercial, industrial and residential customers throughout Pennsylvania.

     The Company actively competes in the developing wholesale markets for electricity. The Company's wholesale marketing activities include the sale of energy from the Company's installed capacity, the purchase of energy to meet the Company's retail requirements, the resale of energy purchased from unaffiliated utilities and others and the marketing of energy of other generators. The Company enters into both long-term and short-term commitments to buy and sell power. Currently, the Company's long-term commitments, together with the energy the Company expects to market from the Company's installed capacity, make the Company a net power seller. The Company competes in the wholesale market for electricity on the bases of price, dependability of service and execution of transactions.

     For additional information regarding competition, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.

Electric Operations

General

     During 1998, 92% of the Company's operating revenues and 94% of its operating income were from electric operations. Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of electricity are higher in the first and third quarters due to colder weather and warmer weather, respectively. Electric sales and operating revenues for 1998 by class of customer are set forth below:



                                                                   Operating
                                                  Sales             Revenues
                                            (millions of kWh)    (millions of $)
                                           -------------------  ----------------
Residential .............................         10,623             $1,377
Small commercial and industrial .........          6,888                784
Large commercial and industrial .........         15,678              1,067
Other ...................................            803                150
Change in unbilled ......................            131                  1
                                                  ------             ------
   Service territory ....................         34,123              3,379
Interchange sales .......................          3,483                211
Sales to other utilities ................         37,258              1,221
                                                  ------             ------
   Total ................................         74,864             $4,811
                                                  ======             ======

     The Company is engaged in the wholesale marketing of electricity on a national basis. The Company's wholesale marketing activities include the sale of energy from the Company's installed capacity, the purchase of energy to meet the Company's retail requirements, the resale of energy purchased from unaffiliated utilities and others and the marketing of energy of other generators. During 1998, the Company purchased 45.1% of its total kilowatthours sold and estimates that for 1999 it will purchase 46.9% of its total kilowatthours sold.

     At December 31, 1998, the Company had long-term commitments to purchase from unaffiliated utilities and others energy associated with 632 MW of capacity in 1999, energy associated with 2,054 MW of capacity during the period 2000 through 2002 and energy associated with 2,431 MW of capacity thereafter. Under some of these contracts, the Company may purchase, at its option, additional power as needed. These purchases will be utilized through a combination of retail sales to customers, sales to other utilities and EGSs and open-market sales. At December 31, 1998, the Company had entered into long-term agreements with unaffiliated utilities to sell energy associated with 5,094 MW of capacity, of which 1,030 MW of these agreements are for 1999, 2,202 MW are for 2000 through 2002 and the remaining 1,862 MW extend through 2009. See Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1998.

     The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1998 was as follows:



         Type of Capacity                          MW          % of Total
         ----------------                         -----        ----------
Nuclear ..................................        4,119           44.4%
Mine-mouth, coal-fired ...................          709            7.7
Service-area, coal-fired .................          725            7.8
Oil-fired ................................        1,176           12.7
Gas-fired ................................          267            2.9
Hydro (includes pumped storage) ..........        1,422           15.4
Internal combustion ......................          844            9.1
                                                  -----          -----
Total ....................................        9,262(1)       100.0%
                                                  =====          =====

------------
(1) See "Fuel" for sources of fuels used in electric generation.

     The all-time maximum hourly demand on the Company's system was 7,390 MW which occurred on July 15, 1997. The all-time maximum PJM demand of 49,406 MW occurred on July 15, 1997. PJM's installed capacity (summer rating) is more than 56,000 MW. The Company's installed capacity is expected to be sufficient to meet its obligation to supply its PJM reserve margin share during the period 1998-2001. See "Deregulation and Rate Matters."

     The Company's nuclear-generated electricity is supplied by Limerick Generating Station (Limerick) Units No. 1 and No. 2, Peach Bottom Atomic Power Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Units No. 1 and No. 2 have a capacity of 1,134 MW and 1,115 MW respectively; Peach Bottom Units No. 2 and No. 3 each has a capacity of 1,093 MW, of which the Company is entitled to 464 MW of each unit; and Salem Units No. 1 and No. 2 each has a capacity of 1,106 MW, of which the Company is entitled to 471 MW of each unit.

     The Company's nuclear generating facilities represent approximately 44.4% of its installed generating capacity. In 1998, approximately 39.4% of the Company's electric output was generated from the Company's nuclear generating facilities. Changes in regulations by the NRC that require a substantial increase in capital expenditures for the Company's nuclear generating facilities or that result in increased operating costs of nuclear generating units could adversely affect the Company.

     The Price-Anderson Act currently limits the liability of nuclear reactor owners to $9.7 billion for claims that could arise from a single incident. The limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors. The Company carries the maximum available commercial insurance of $200 million and the remaining $9.5 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $88 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue raising measures on the nuclear industry to pay claims if the damages from an incident at a licensed nuclear facility exceed $9.7 billion. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preclude claims under state law for personal, property or punitive damages related to radiation hazards.

     Property insurance in the amount of $2.75 billion is maintained for each nuclear power plant in which the Company has an ownership interest. The Company is responsible for its proportionate share of such insurance based on its ownership interest. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If, as a result of an accident, the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to provide funds for decommissioning the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $30 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition or results of operations.

     The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The policy contains a waiting period before recovery of costs can commence. The premium for this coverage is subject to assessment for adverse loss experience. The Company's maximum share of any assessment is $10 million per year.

     NRC regulations require that licensees of nuclear generating facilities demonstrate that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, the PUC permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. Through 1998, the Company's current estimate of its nuclear facilities' decommissioning cost is $1.5 billion in 1997 dollars which was being collected through electric rates over the life of each generating unit. Beginning in 1999, decommissioning costs are recoverable through regulated rates. At December 31, 1998, the Company held $378 million in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs.

     In an Exposure Draft issued in 1996, the Financial Accounting Standards Board (FASB) proposed changes in the accounting for closure and removal costs of production facilities, including the recognition, measurement and classification of decommissioning costs for nuclear generating stations. The FASB has expanded the scope of the Exposure Draft to include closure or removal liabilities that are incurred at any time during the operating life of the related long-lived asset. The FASB is proceeding towards a revised Exposure Draft, currently expected in the second quarter of 1999. If current electric utility industry accounting practices for decommissioning are changed, annual provisions for decommissioning costs could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation, and the increased cost would be recognized as a regulatory asset to the extent recoverable through regulated rates. For additional information concerning nuclear decommissioning, see Note 5 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1998.

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

     On September 16, 1998, the NRC suspended its Systematic Assessment of License Performance (SALP) program for an interim period until the NRC staff completes a review of its nuclear power plant performance assessment process. During the interim period while the SALP program is suspended, the NRC will utilize the results of its plant performance reviews to provide nuclear power plant performance information to licensees, state and local officials and the public. These reviews are intended to identify performance trends since the previous assessment and make any appropriate changes to the NRC's inspection plans. At the end of the process, the NRC will decide whether to resume the SALP program or substitute an alternative program.


Limerick Generating Station


     Limerick Unit No. 1 achieved a capacity factor of 77% in 1998 and 85% in 1997. Limerick Unit No. 2 achieved a capacity factor of 95% in 1998 and 85% in 1997. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in the spring of 1998 and 1997, respectively.

     On May 9, 1997, the NRC issued its periodic SALP report for Limerick for the period April 2, 1995 to March 29, 1997. Limerick achieved ratings of "1," the highest of three rating categories, in the areas of Operations, Maintenance and Plant Support. In the area of Engineering, Limerick achieved a rating of "2." The NRC stated that the overall performance of Limerick remained excellent. Strong management involvement and conservative decision making were exhibited in day-to-day activities. Self-assessment and quality assurance activities continued to be effective. The performance enhancement process continued to be an effective program for identifying, evaluating and correcting issues with appropriate thresholds and priorities. Oversight and independent review committees contributed to the corrective actions program effectiveness. While noting strengths in design, analysis and modifications, the NRC stated that earlier engineering intervention could have prevented equipment problems that resulted in a number of plant trips and forced shutdowns. The NRC also noted that management has recognized this performance weakness and has initiated remedial actions.

     In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWRs take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Each of the reactors at Limerick and Peach Bottom is a GE BWR. Initial examination of Limerick Unit No. 1 was completed during the February 1996 refueling outage. Although crack indications were identified at one location, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 1 for a minimum of the next two operating cycles. In accordance with industry experience and guidance, initial examination of Limerick Unit No. 2 has been scheduled for the refueling outage planned for April 1999. Peach Bottom Unit No. 3 was initially examined during its refueling outage in the fall of 1993. Although crack indications were identified at two locations, the Company presented its findings to the NRC and recommended continued operation of Unit No. 3 for a two-year cycle. Unit No. 3 was re-examined during its refueling outage in the fall of 1995 and the extent of cracking identified was determined to be within industry-established guidelines. The Company has concluded, and the NRC has concurred, that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 3. Peach Bottom Unit No. 2 was initially examined during its October 1994 refueling outage and the examination revealed a minimal number of flaws. Unit No. 2 was re-examined during its refueling outage in September 1996. Although the examination revealed additional minor flaw indications, the Company concluded, and the NRC concurred, that neither repair nor modification to the core shroud was necessary. The Company is also participating in a GE BWR Owners Group to develop long-term corrective actions.

     As a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which are part of the water supply system for emergency cooling of the reactor core, the NRC issued a bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC proposed three resolution options, including the installation of large capacity passive strainers, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Strainers were installed at Peach Bottom Unit No. 3 during the October 1997 refueling outage. Strainers were installed at Peach Bottom Unit No. 2 and Limerick Unit No. 1 during their refueling outages in October 1998 and April 1998, respectively. For Limerick Unit No. 2, the NRC granted the Company's request to defer the installation of strainers until its scheduled refueling outage in April 1999. The Company cannot predict what other actions, if any, the NRC may take in this matter.

     The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment at certain nuclear facilities, including Limerick and Peach Bottom, may not provide the necessary level of fire protection and has requested licensees to describe short-term and long-term measures being taken to address this concern. The Company has informed the NRC that it has taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and is participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. The Company has been in contact with the NRC regarding the Company's long-term measures to address Thermo-Lag fire barrier issues. In 1995, the Company completed its engineering re-analysis for both Limerick and Peach Bottom. This re-analysis identified proposed modifications to be performed over the next several years at both plants in order to implement the long-term measures addressing the concern over Thermo-Lag use. The Company met with the NRC during 1997 regarding the Company's plans for the resolution of the Thermo-Lag issue. In August 1997, the NRC informed the Company that it was satisfied with the progress to date on this issue. On May 19, 1998, the NRC issued a confirmatory order modifying the license for Peach Bottom Units No. 2 and No. 3 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the October 1999 refueling outage of Peach Bottom Unit No. 3. In addition, the NRC issued a confirmatory order modifying the license for Limerick Units No. 1 and No. 2 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the April 1999 refueling outage of Limerick Unit No. 2. The Company continues to work towards completion of activities to resolve this issue by the previously committed dates of April 1999 for Limerick and October 1999 for Peach Bottom.

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

Peach Bottom Atomic Power Station

     Peach Bottom Unit No. 2 achieved a capacity factor of 80% in 1998 and 100% in 1997. Peach Bottom Unit No. 3 achieved a capacity factor of 92% in 1998 and 79% in 1997. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in the fall of 1998 and 1997, respectively.

     On July 17, 1997, the NRC issued its periodic SALP report for Peach Bottom for the period October 15, 1995 to June 7, 1997. Peach Bottom achieved a rating of "1," in the areas of Plant Operations, Maintenance and Plant Support. In the area of Engineering, Peach Bottom achieved a rating of "2." Overall, the NRC observed excellent performance at Peach Bottom during the assessment period. The NRC stated that station management provided excellent oversight and control of engineering activities throughout the period. The NRC noted that, while overall engineering performance was good, there were several instances where operating procedures, surveillances, and tests were not consistent with the design and licensing bases.

     The Company, Delmarva Power & Light Company (Delmarva) and PSE&G have agreed to an operating performance standard through December 31, 2007 for Peach Bottom and through December 31, 2011 for Salem. Under the standard, the operator of each respective station would be required to make payments to the non-operating owners if the three-year capacity factor, determined annually, of such station falls below 40 percent, subject to a maximum of $25 million per year. The initial three-year period began on January 1, 1998 and April 17, 1998 for Peach Bottom and Salem, respectively. The parties have also agreed to forego litigation in the future, except for limited cases in which the operator would be responsible for damages of no more than $5 million per year.

     In addition to the matters discussed above, see "Limerick Generating Station" for a discussion of certain matters which affect both Peach Bottom and Limerick.


Salem Generating Station


     As previously reported, Salem Units No. 1 and No. 2 were taken out of service by PSE&G in the second quarter of 1995. Salem Unit No. 2 returned to service on August 30, 1997. Salem Unit No. 1 returned to service on April 17, 1998. In July 1998, the NRC removed Salem Units No. 1 and No. 2 from the NRC Watch List. The Company has been informed by PSE&G that the NRC noted that plant material condition, safety culture and management oversight and effectiveness had substantially improved. The NRC also observed that, while the maintenance backlog resulting from discovery efforts during the outage remains high, PSE&G is effectively managing the prioritization and resolution of those items. Additionally, the NRC noted that PSE&G's management team has instituted robust safety oversight and self-assessment at the site and that Salem has demonstrated sustained successful plant performance.

     The Company has been informed by PSE&G that on September 15, 1998, the NRC issued its latest SALP for Salem for the period March 1, 1997 to August 1, 1998. In the areas of Maintenance and Engineering, Salem achieved a rating of "2". In the areas of Operations and Plant Support, Salem achieved a rating of "1". The NRC noted improved performance overall during the period, as demonstrated by the nearly event-free return of both units to operation following the extended outage. The NRC identified strong management oversight, safe and conservative operations, good engineering support and effective programs for independent oversight and self-assessment. The NRC also noted that although human performance has improved significantly due to extensive training interventions, continued close management attention is warranted in the Operations and Maintenance areas.

     The Company has been informed by PSE&G that predecisional enforcement conferences were held on December 9, 1997 to discuss two allegations concerning security program issues which occurred at Salem in 1996. On April 24, 1998, the NRC issued a severity Level III violation for one of these matters and informed PSE&G that it would await issuance of the Secretary of Labor's Administrative Review Board decision before making an enforcement decision in the other matter. There was no civil penalty issued by the NRC for this violation. PSE&G did not contest this violation. The Company cannot predict what other actions, if any, the NRC may take in regard to the second matter.

     The Company has been informed by PSE&G that, in April 1997, as part of an NRC inspection of fire barrier systems to protect equipment necessary for the safe shutdown of the plant in the event of a fire, the NRC noted certain weaknesses in Salem's fire barrier systems. PSE&G sent a letter to the NRC in June 1997 addressing these issues concerning the qualifications of fire wrap barriers used to protect electrical cabling at Salem. The letter outlined a resolution plan and schedule to address the fire wrap issues. PSE&G has committed to alternative measures in the form of fire watches until this plan is implemented. A review of the installed fire barrier materials and safe shutdown analysis is currently in progress. If certain modifications are necessary to comply with NRC requirements, it is expected that the costs will not be material. However, failure to resolve these fire barrier issues could result in potential NRC violations, fines and/or plant shutdown which could have a material adverse impact to the Company's financial condition and results of operations.

     In addition to the matters discussed above, see "Environmental Regulations -- Water." See also "Peach Bottom Atomic Power Station"

Fuel

     The following table shows the Company's sources of electric output for 1998 and as estimated for 1999:


                                                          1998       1999 (Est.)
                                                         ------      -----------
Nuclear ................................................  39.4%         39.1%
Mine-mouth, coal-fired .................................   7.3           6.1
Service-area, coal-fired ...............................   4.5           4.5
Oil-fired ..............................................   1.8           1.9
Hydro (includes pumped storage) ........................   1.7           1.3
Internal combustion ....................................   0.2           0.2
Purchased, interchange and nonutility generated ........  45.1          46.9
                                                         -----         -----
                                                         100.0%        100.0%
                                                         =====         =====

Nuclear

     The cycle of production and utilization of nuclear fuel includes the mining and milling of uranium ore into uranium concentrates; the conversion of uranium concentrates to uranium hexafluoride; the enrichment of the uranium hexafluoride; the fabrication of fuel assemblies; and the utilization of the nuclear fuel in the generating station reactor. The Company does not anticipate difficulty in obtaining the necessary uranium concentrates or conversion, enrichment or fabrication services for Limerick or Peach Bottom. PSE&G has informed the Company that it presently has sufficient contracts for uranium and services related to the nuclear fuel cycle to fully meet its current projected requirements. The following table summarizes the years through which the Company has contracts for the segments of the nuclear fuel supply cycle:

                                      Concentrates (1)     Conversion (2)     Enrichment     Fabrication
                                     ------------------   ----------------   ------------   ------------
Limerick Unit No. 1 ..............         2002                2001             2004            2003
Limerick Unit No. 2 ..............         2002                2001             2004            2004
Peach Bottom Unit No. 2 ..........         2002                2001             2004            2002
Peach Bottom Unit No. 3 ..........         2002                2001             2004            2003

------------
(1) The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis.

(2) The Company also has commitments for at least 60% of the conversion services requirements for Limerick and Peach Bottom through 2002.

     There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The Company currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent fuel storage pools. Limerick has on-site facilities with capacity to store spent fuel with full core discharge until 2007. Peach Bottom has on-site facilities with capacity to store spent fuel until 2000 for Unit No. 2 and 2001 for Unit No. 3. The Company has begun construction of a dry spent-fuel storage facility at Peach Bottom to maintain full core discharge capacity in the spent fuel pools. Construction will continue through early 2000. The facility, including the first nine storage casks, is expected to cost approximately $33.5 million. The independent spent fuel storage facility is expected to provide life of plant storage capacity. The Company expects to purchase storage casks to maintain spent fuel storage capacity at an estimated cost of $6 million per year. The Company has been informed by PSE&G that as a result of reracking the two spent fuel pools at Salem, spent fuel storage capacity of Salem Units No. 1 and No. 2 is estimated to be 2012 and 2016, respectively. PSE&G is also currently assessing available options which could satisfy the potential need for additional storage capacity, including the option of constructing an on-site storage facility that would satisfy the spent-fuel storage needs of Salem.

     Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is required to begin taking possession of all spent nuclear fuel generated by the Company's nuclear units for long-term storage by no later than 1998. Based on recent public pronouncements, it is not likely that a permanent disposal site will be available for the industry before 2015, at the earliest. In reaction to statements from the DOE that it was not legally obligated to begin to accept spent fuel in 1998, a group of utilities and state government agencies filed a lawsuit against the DOE which resulted in a decision by the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) in July 1996 that the DOE had an unequivocal obligation to begin to accept spent fuel in 1998. In accordance with the NWPA, the Company pays the DOE one mill ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel long-term storage and disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. Because of inaction by the DOE following the D.C. Court of Appeals finding of the DOE's obligation to begin receiving spent fuel in 1998, a group of forty-two utility companies, including the Company, and forty-six state agencies, filed suit against the DOE seeking authorization to suspend further payments to the U.S. government under the NWPA and to deposit such payments into an escrow account until such time as the DOE takes effective action to meet is 1998 obligations. In November 1997, the D.C. Court of Appeals issued a decision in which it held that the DOE had not abided by its prior determination that the DOE has an unconditional obligation to begin disposal of spent nuclear fuel by January 31, 1998. The D.C. Court of Appeals also precluded the DOE from asserting that it was not required to begin receiving spent nuclear fuel because it had not yet prepared a permanent repository or an interim storage facility. The DOE and one of the utility companies filed Petitions for Reconsideration of the decision which were denied, as were petitions seeking U.S. Supreme Court review of the decision. In addition, the DOE is exploring other options to address delays in the waste acceptance schedule. In January 1999, legislation was introduced in the U.S. House of Representatives authorizing the construction of a temporary storage facility which could accept spent nuclear fuel from utilities prior to operation of a permanent repository.

     As a by-product of their operations, nuclear generating units, including those in which the Company owns an interest, produce low level radioactive waste
(LLRW). LLRW is accumulated at each facility and permanently disposed of at a federally licensed disposal facility. The Company is currently shipping LLRW generated at Peach Bottom and Limerick to the disposal site located in Barnwell, South Carolina and Clive, Utah for disposal. On-site storage facilities have been constructed at Peach Bottom and Limerick, with twenty-five year and five-year storage capacities, respectively.

     The Company is also pursuing alternative disposal strategies for LLRW generated at Peach Bottom and Limerick, including a LLRW reduction program. Pennsylvania which had agreed to be the host site for a LLRW disposal facility for generators located in Pennsylvania, Delaware, Maryland and West Virginia suspended the search for a permanent disposal site. The Company contributed $12 million towards the total cost of a permanent Pennsylvania disposal site prior to its suspension.

     Salem has on-site LLRW storage facilities with a five-year storage capacity. The Company has been informed by PSE&G that PSE&G ships LLRW generated at Salem to Barnwell, South Carolina and currently uses the Salem facility for interim storage. In 1991, New Jersey enacted legislation providing for funding of the estimated $70 million cost to establish a LLRW disposal facility. New Jersey would recover the costs through fees paid by LLRW generators. The Company as a Salem co-owner, has paid $857,000 as its share of the New Jersey siting costs. New Jersey established a volunteer siting process to establish a LLRW disposal facility by 2000. Public meetings were held across the State in an effort to provide information to and obtain feedback from the public; however, no voluntary sites were identified. Consequently, on February 10, 1998, the New Jersey agency responsible for this program recommended to the Governor of New Jersey that this volunteer plan be abandoned. The Governor of New Jersey has accepted the agency's plan to reduce the scope of siting activities since the development of a disposal facility in New Jersey may not be economically feasible in light of current out-of-state disposal options. As a result, the refund of the unspent funds paid by waste generators in New Jersey to finance the siting process needs to be addressed. The Company expects to partially recover the funds paid in connection with this effort.

     The National Energy Policy Act of 1992 (Energy Act) requires, among other things, that utilities with nuclear reactors pay for the decommissioning and decontamination of the DOE nuclear fuel enrichment facilities. The total costs to domestic utilities are estimated to be $150 million per year for 15 years, of which the Company's share is $5 million per year. The Energy Act provides that these costs are to be recoverable in the same manner as other fuel costs. The Company has recorded the liability and a related regulatory asset of $47 million for such costs at December 31, 1998. The Company is currently recovering these costs through regulated rates.

     The Company is currently recovering in rates the costs for nuclear decommissioning and decontamination and spent-fuel storage. The Company believes that the ultimate costs of decommissioning and decontamination, spent-fuel disposal and any assessment under the Energy Act will continue to be recoverable through rates. For additional information concerning decommissioning, see "Electric Operations -- General."

Coal

     The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania operated by GPU Generating Corp. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for between 3.0 and 3.5 million tons for 1999 and a total of 6.5 million tons of coal purchases for the years 2000 through 2004. Approximately 80% of Conemaugh's 1999 fuel requirements are secured by a long-term contract and the remainder by several short-term contracts or spot purchases.

     The Company has entered into contracts for a significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone Station (Eddystone) and Cromby Station (Cromby). At January 1, 1999, the Company had contracts with two suppliers for 1.5 million tons per year or approximately 80% of expected annual requirements. Both contracts expire on December 31, 2000. Purchases pursuant to these contacts represented approximately 3% of the Company's Fuel and Energy Interchange Expense in 1998.

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

Natural Gas

     The Company obtains natural gas for electric generation through a combination of short-term contracts and spot purchases as well as through the Company's own gas tariff. The Company obtains the limited quantities of natural gas used by the auxiliary boilers and pollution control equipment at Eddystone through the same means. The Company has the capability to use either oil or natural gas at Cromby Unit No. 2 and Eddystone Units No. 3 and No. 4.

Gas Operations


     During 1998, 8% of the Company's operating revenues and 6% of its operating income were from gas operations. Gas sales and operating revenues for 1998 by class of customer are set forth below:

                                                                    Operating
                                                      Sales         Revenues
                                                     (mmcf)      (millions of $)
                                                   ----------   ----------------
House heating ..................................     28,402           $236
Residential (other than house heating) .........      1,496             16
Commercial and industrial ......................     16,757            125
Other ..........................................        554              2
Change in unbilled .............................       (440)            (3)
                                                     ------           ----
 Total gas sales ...............................     46,769            376
Gas transported for customers ..................     28,204             24
                                                     ------           ----
 Total gas sales and gas transported ...........     74,973           $400
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

     The Company has under contract 21.5 million dekatherms of underground storage through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation. Natural gas from underground storage represents approximately 40% of the Company's 1998-99 heating season supplies.

     The gas industry is continuing to undergo structural changes in response to FERC policies designed to increase competition. In addition, there is a renewed initiative in the Pennsylvania legislature to deregulate the gas industry, which has the support of the Governor of Pennsylvania. See "Deregulation and Rate Matters."

Year 2000 Readiness Disclosure

     Due to the severity of the potential impact of the Year 2000 (Y2K) issue on the electric utility industry, the Company has adopted a comprehensive schedule to achieve Y2K readiness. The Company has dedicated extensive resources to its Y2K Project (Project).

     The Project is addressing the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates. Any of the Company's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send bills, operate generating stations, or engage in similar normal business activities.

     The Company is utilizing both internal and external resources to reprogram, or replace and test software and computer systems for the Project. The Project is scheduled for completion by July 1, 1999, except for a small number of modifications, conversions or replacements that are impacted by vendor dates and/or are being incorporated into scheduled plant outages between July and October 1999.

     On July 17, 1998, an order was entered by the PUC instituting a formal investigation by the Office of Administrative Law on Year 2000 compliance by jurisdictional fixed utilities and mission-critical service providers such as the PJM. The order requires, (1) a written response to a list of compliance program questions by

August 6, 1998 and, (2) all jurisdictional fixed utilities be Year 2000 compliant by March 31, 1999 or, if a utility determines that mission-critical systems cannot be Year 2000 compliant on or before March 31, 1999, the utility is required to file a detailed contingency plan. The PUC adopted the federal government's definition for Year 2000 compliance and further defined Year 2000 compliance as a jurisdictional utility having all mission-critical Year 2000 hardware and software updates and/or replacements installed and tested on or before March 31, 1999. On August 6, 1998, the Company filed its written response, in which the Company stated that with a few carefully-assessed and closely-managed exceptions, the Company will have all mission-critical systems Year 2000 ready by June 1999. Pursuant to the formal investigation on Year 2000 compliance, the Company presented testimony before the PUC on November 20, 1998

     On February 19, 1999, the PUC issued a Secretarial Letter notifying the Company that it had hired a consultant to perform an assessment of the Company and thirteen other utilities to evaluate the accuracy of their responses to the compliance program questions and testimony provided before the PUC. The Company complied with the PUC's directive in the Secretarial Letter to file updated written responses to compliance questions by March 8, 1999, and to meet with the consultant during a one-day on-site review session on March 8, 1999.

     On May 11, 1998, the NRC issued a generic letter requiring all nuclear plant operators to provide the NRC with information concerning the operators' programs, planned or implemented, to address Year 2000 computer and system issues at its facilities, (1) submission of a written response within 90 days, indicating whether the operator has pursued and continues to pursue implementation of Year 2000 programs and addressing the program's scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance, and (2) submission of a written response, no later than July 1, 1999, confirming that such facilities are Year 2000 ready, or will be Year 2000 ready, by the year 2000 with regard to compliance with the terms and conditions of the license(s) and NRC regulations. On July 30, 1998, the Company filed its 90-day required written response indicating that the Company has pursued and is continuing to pursue a Year 2000 program which is similar to that outlined in Nuclear Utility Year 2000 Readiness, NEI/NUSMG 97.07.

     From November 3 to November 5, 1998, members of the NRC staff conducted an audit of the Company's Year 2000 Program for the Limerick Generating Station, Units No. 1 and No. 2. Some of the observations of the audit team included in their written report issued on December 18, 1998, were that (1) the Company's readiness program is comprehensive and based on the guidance contained in NEI/NUSMG 97.07, (2) the program is receiving proper management support and oversight, and (3) project schedules are being aggressively pursued.

     For additional information regarding the Year 2000 Readiness Disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.

Segment Information

     Segment information is incorporated herein by reference to Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1998.

Capital Requirements and Financing Activities

     The following table shows the Company's most recent estimate of capital requirements for 1999:


                                                                 (Millions of $)
                                                                ----------------
      Construction ..........................................         $440
      New ventures (1) ......................................          129
      Long-term debt maturities and sinking funds. ..........          362
                                                                      ----
          Total capital requirements. .......................         $931
                                                                      ====
------------
(1) A portion of these expenditures will be expensed.

     Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements. The coverage under the earnings test of the Mortgage for the twelve months ended December 31, 1998 was 5.47 times. As a result of the extraordinary charge in December 1997, the Company did not meet the earnings test under the Mortgage required for the issuance of additional bonds against property additions for the twelve months ended December 31, 1997. Earnings coverage under the Mortgage for the twelve months ended December 31, 1996 was 4.39 times. At December 31, 1998, the Company had at least $2.26 billion of available property additions against which $1.36 billion of mortgage bonds could have been issued. In addition at December 31, 1998, the Company was entitled to issue approximately $4.4 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

     Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least 1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. Coverage under this earnings test of the Articles for the twelve months ended December 31, 1998 was 2.81 times. As a result of the extraordinary charge in December 1997, the Company did not meet the earnings test of the Articles for the twelve months ended December 31, 1997. Earnings coverage under the Articles for the twelve months ended December 31, 1996 was 2.50 times.

     The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                1998        1997        1996        1995        1994
                                                ----        ----        ----        ----        ----
Ratio of Earnings to Fixed Charges ..........   3.61        2.71        3.29        3.41        2.66
Ratio of Earnings to Combined Fixed Charges
 and Preferred Stock Dividends ..............   3.45        2.50        3.04        3.12        2.32

     For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases. For purposes of calculating these ratios, income from continuing operations for 1998 does not include the extraordinary charge against income of $33 million ($20 million net of income taxes) and for 1997 does not include the extraordinary charge against income of $3.1 billion ($1.8 billion net of income taxes).

     The Company has a $900 million unsecured revolving credit facility with a group of banks. The credit facility is composed of a $450 million 364-day credit agreement and a $450 million three-year credit agreement. The Company uses the credit facility principally to support the Company's commercial paper program.

     At December 31, 1998, the Company had a total of $400 million outstanding under an unsecured term-loan agreement with banks maturing in 1999. Most of the Company's unsecured debt agreements contain cross-default provisions to the Company's other debt obligations.

     The Company has a $600 million commercial paper program. At December 31, 1998, there was $125 million of commercial paper outstanding. At December 31, 1998, the Company and its subsidiaries had available formal and informal lines of credit with banks aggregating $100 million. As of December 31, 1998, the Company had no compensating balance agreements with any bank.

     On March 25, 1999, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued $4 billion aggregate principal amount of PECO Energy Transition Trust Transition Bonds to securitize a portion of the Company's authorized stranded costs recovery. The Transition Bonds are solely obligations of PETT, secured by Intangible Transition Property (ITP), representing the right to collect ITC, sold by the Company to PETT concurrently with the issuance of the Transition Bonds. The ITC will be allocated from CTC and variable distribution charges (both of which are usage-based charges). ITCs will be allocated first from CTCs, then, to the extent ITCs exceed such amounts, from variable distribution charges. The ITCs collected by PETT, which will be used to pay debt service on the Transition Bonds and related expenses, will reduce the Company's collection of CTCs on a dollar-for-dollar basis.

     The Transition Bonds were sold by PETT in seven separate classes with average maturities ranging from 1.3 to 8.9 years. Two of the classes bear interest at floating rates; the remaining five classes bear interest at fixed rates with coupons ranging from 5.4% to 6.13%. The Company had entered into treasury forwards and forward starting interest rate swaps to manage interest rate exposure associated with the anticipated issuance of Transition Bonds. On March 18, 1999, these instruments were settled with net proceeds to the Company of approximately $80 million which will be deferred and amortized over the life of the Transition Bonds, consistent with the Company's hedge accounting policy.

     The net proceeds to the Company from the securitization of a portion of its allowed stranded cost recovery, after payment of fees and expenses and the capitalization of PETT, was approximately $3.9 billion. In accordance with the provisions of the Competition Act, the Company is utilizing these proceeds principally to reduce its stranded costs and related capitalization. The Company plans to apply the proceeds to reduce capitalization as follows: $1.2 billion to retire fixed-rate debt, $.7 billion to reduce floating-rate debt and commercial paper, $.3 billion to redeem preferred securities and $1.7 billion to repurchase common stock. On March 26, 1999, the Company called for redemption three series of its First Mortgage Bonds, 7.75% Series due 2023, 7.25% Series due 2024 and 7.125% Series due on 2023. On March 26, 1999, the Company repaid $400 million of borrowings under a term credit facility. The Company plans to call for redemption in May 1999 First Mortgage Bonds, 7.75% Series 2 due 2023. The Company also plans to call for redemption in August 1999 the Company's Obligated Mandatorily Redeemable Preferred Securities, 9% Series due 2043.

     On March 26, 1999, the Company physically settled forward purchase agreements relating to the Company's Common Stock resulting in the purchase by the Company of 21.5 million shares of Common Stock for an aggregate purchase price of $696 million. The Company currently anticipates that it will complete its repurchase of Common Stock equity through open market purchases from time to time in compliance with the Securities and Exchange Commission rules. The number of shares to be purchased and the timing and manner of purchases are, however, dependent upon market and other conditions.

     Although the Transition Bonds are solely obligations of PETT, the Transition Bonds will be included in the consolidated capitalization of the Company and PETT's revenue from the ITC, as well as all interest expense associated with the Transition Bonds and amortization expense associated with the ITP will be reflected on the Company's consolidated financial statements. The Company currently estimates that the impact of additional interest expense resulting from the issuance of the Transition Bonds combined with the anticipated reduction of common equity will result in earnings per share benefits of approximately $0.15 in 1999 and $0.50 in 2000. These estimated earnings per share benefits could change and are largely dependent upon the timing and price of the Company's repurchase of Common Stock.

     For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.


Construction


     The following table shows the Company's most recent estimate of capital expenditures for plant additions and improvements for 1999:




                                                (Millions of $)
                                               ----------------
Electric:
  Production ...............................         $165
  Nuclear fuel .............................           60
  Transmission and distribution. ...........          155
                                                     ----
       Total electric ......................          380
Gas ........................................           40
Other ......................................           20
                                                     ----
  Total. ...................................         $440
                                                     ====

     The Company's current construction program does not include any new generating facilities. At December 31, 1998, construction work in progress, excluding nuclear fuel, aggregated $273 million. Nuclear fuel requirements exclude the Company's share of the requirements for Peach Bottom and Salem which are provided by an independent fuel company under a capital lease. See
Note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1998.


Employee Matters

     The Company and its subsidiaries had 6,815 employees at December 31, 1998. None of the employees of the Company or its subsidiaries are represented by a union. Over the past several years, a number of unions have filed petitions with the National Labor Relations Board to hold certification elections with regard to different segments of employees within the Company. In all cases, the Company employees have rejected union representation. The Company expects that such petitions will continue to be filed in the future.

     As part of the Cost Competitiveness Review (CCR), in April 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program to achieve targeted workforce reductions. See Note 21 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the Year 1998.


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

     An environmental issue with respect to construction and operation of electric transmission and distribution lines and other facilities is whether exposure to electro-magnetic fields (EMF) causes adverse human health effects. A large number of scientific studies have examined this question and certain studies have indicated an association between exposure to EMF and adverse health effects, including certain types of cancer. However, the scientific community still has not reached a consensus on the issue. Additional research intended to provide a better understanding of EMF is continuing. The Company supports further research in this area and is funding and monitoring such studies.

     Public concerns about the possible health risks of exposure to EMF have adversely affected, and are expected in the future to adversely affect, the costs of, and time required to, site new distribution and transmission facilities and upgrade existing facilities. The Company cannot predict at this time what effect, if any, this issue will have on other future operations.


Water

     The Company has been informed by PSE&G that PSE&G is implementing the 1994 New Jersey Pollutant Discharge Elimination System permit issued for Salem which requires, among other things, water intake screen modifications and wetlands restoration. The estimated capital cost of compliance with the final permit, the preparation of a renewal submittal and the activities required to obtain a renewed permit is approximately $140 million. The project is approximately 90% complete. Under the 1994 permit, which remains in effect until such time as a renewal permit is issued, PSE&G is continuing to restore wetlands and to conduct the requisite management and monitoring associated with the implementation of the special conditions of that permit. The existing permit remains in full force and effect indefinitely upon submission of a timely renewal filing. The Company's share of such costs is 42.59% and is included in the Company's capital requirements. PSE&G must apply to the New Jersey Department of Environmental Protection (NJDEP) to renew the Salem permit in 1999. On March 4, 1999, PSE&G filed a comprehensive application for the renewal of Salem's NJDEP permit. The Company cannot currently predict the outcome of the review of this application. An unfavorable determination could have a material adverse effect on the Company's financial condition and results of operations.

     The DRBC issued a revised Docket for Salem in 1995 (Revised Docket) approving a modification to the 1970 Salem Docket that approved the construction and operation of the station's cooling water system. The

Revised Docket authorized, among other things, the continued operation of Salem's cooling water system for an additional five years. The Revised Docket provides that the authorization expires September 27, 2000 absent review of the Docket on or before August 31, 1999 and renewal by the DRBC. DRBC review of the matter is planned to commence in the second quarter of 1999.

Air

     Air quality regulations promulgated by the EPA, the PDEP and the City of Philadelphia in accordance with the Federal Clean Air Act and the Clean Air Act Amendments of 1990 (Amendments) impose restrictions on emission of particulates, sulfur dioxide (SO(2)), nitrogen oxides (NO(x)) and other pollutants and require permits for operation of emission sources. Such permits have been obtained by the Company and must be renewed periodically.

     The Amendments establish a comprehensive and complex national program to substantially reduce air pollution. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO(2) and NO(x) from electric power plants. Flue-gas desulfurization systems (scrubbers) have been installed at Conemaugh Units No. 1 and No. 2 to reduce SO(2) emissions to meet the Phase I requirements of the Amendments. Keystone Units No. 1 and No. 2 are subject to the Phase II SO(2) and NO(x) limits of the Amendments which must be met by January 1, 2000. The Company and the other Keystone co-owners are evaluating the Phase II compliance options for Keystone, including the purchase of SO2 emission allowances.

     The Company's service-area, coal-fired generating units at Eddystone and Cromby are equipped with scrubbers and their SO(2) emissions meet the SO(2) emission rate limits of both Phase I and Phase II of the Amendments. The Company has completed the implementation of measures, including the installation of NO(x) emissions controls and the imposition of certain operational constraints, to comply with the Reasonably Available Control Technology limitations of the Amendments. The Company expects that the cost of compliance with anticipated air-quality regulations may be substantial due to further limitations on permitted NO(x) emissions.

     On September 24, 1998, the EPA announced the issuance of a final regulation which will require 22 states and the District of Columbia to reduce emissions of NO(x) by more than 1 million tons annually beginning in 2003. The main goal of the regulation is to limit the transport of ozone pollution into the northeastern states, including Pennsylvania, by reducing NO(x) emissions in southern and midwestern states. Pennsylvania utilities, including the Company, are already subject to strict NO(x) emission limits. A group of southern and midwestern states and utilities have appealed the issuance of the EPA regulation to the Federal Court of Appeals.

     The PDEP has adopted a NO(x) allowance program which could restrict the operation of the Company's fossil-fired units, require the purchase of NO(x) emission allowances from others or require the installation of additional control equipment.

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

     By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site). Several of the PRPs, including the Company, formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agreed to perform the RI/FS as described in the work plan issued with the Consent Order. The Company's share of the cost of the RI/FS was approximately 30%. On October 14, 1994, the PRPs submitted to the EPA the RI/FS which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. On October 18, 1995, the PRPs submitted comments to the EPA on the proposed plan which identified several inadequacies with the plan, including substantial underestimates of the costs associated with remediation. In December 1997, the EPA finalized its record of decision (ROD) for the site. In January 1998, the EPA sent letters to approximately 20 PRPs, including the Company, giving them 60 days to negotiate with the EPA to perform the proposed remedy. The Company, along with the nine other PRPs in the utility PRP group, responded to the EPA's letter by offering to conduct the Remedial Design (RD) but not the Remedial Action (RA) outlined in the ROD. The EPA rejected the PRP group's offer and, on June 26, 1998, issued an Order to the non-de minimis PRP Group members, and others, including the owner, to implement the RD and RA. The PRP Group is proceeding as required by the Order. It has selected a contractor which has been approved by the EPA and, on November 5, 1998, submitted the draft RD work plan. Implementation of the RD will continue through 1999. The Company's share of the cost of the RD will be approximately 25%.

     By notice issued in September 1985, the EPA notified the Company that it has been identified as a PRP for the costs associated with the cleanup of a site (Berks Associates/Douglassville site) where waste oils generated from Company operations were transported, treated, stored and disposed. In August 1991, the EPA filed suit in the Eastern District Court against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. On September 29, 1992, the Company and 169 other parties were served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRPs with allocated shares of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a de minimis PRP settlement which would have required the Company to pay approximately $992,000 in exchange for the EPA agreeing not to sue. Subsequently, the non-de minimis parties successfully challenged the Record of Decision (ROD) remedy. A ROD amendment was finalized and, on October 27, 1998, the EPA settled with the de minimis parties. Under the provisions of the settlement, the Company would be required to pay approximately $520,000 for liabilities resulting from the government's past and potential future costs. The Department of Justice must approve the settlement.

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

     On October 16, 1989, the EPA and the NJDEP commenced a civil action in the United States District Court for the District of New Jersey (New Jersey District Court) against 26 defendants, not including the Company, alleging the right to collect past and future response costs for cleanup of the Helen Kramer landfill located in New Jersey. In October 1991, the direct defendants joined the Company and over 100 other parties as third-party defendants. The third-party complaint alleges that the Company generated materials containing hazardous substances that were transported to and disposed at the landfill by a third party. The Company, together with a number of other direct and third-party defendants, has agreed to participate in a proposed de minimis settlement which would allow the Company to settle its potential liability at the site for approximately $40,000.

     The Company has been named as a defendant in a Superfund matter involving the Greer Landfill in South Carolina. The plaintiff's motion to dismiss the complaint against the Company was granted, although the third-party defendant's cross-claims against the Company remain. The Company is currently involved in settlement discussions with the third-party defendants.

     On November 18, 1996, the Company received a notice from the EPA that the Company is a PRP at the Malvern TCE Superfund Site, located in Malvern, Pennsylvania. In April 1998, the Company was notified of a de minimus settlement under which the Company is allocated a total cost of $16,000 for EPA past and future costs. The settlement is still pending.

     On February 3, 1997, the Company was served with a third-party complaint involving the Pennsauken Sanitary Landfill. The Company is currently unable to estimate the amount of liability it may have with respect to this site.

     In June 1989, a group of PRPs (Metro PRP Group) entered into an Administrative Order of Consent with the EPA pursuant to which they agreed to perform certain removal activities at the Metro Container Superfund Site located in Trainer, Pennsylvania. In January 1990, the Metro PRP Group notified the Company that the group considered the Company to be a PRP at the site. Since that time, the Company has reviewed, and continues to review its files and records and has been unable to locate any information which would indicate any connection to the site. The Company does not believe that it has any liability with respect to this site.

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

     The Company has identified 28 sites where former manufactured gas plant activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. The PDEP has approved the Company's clean-up of three sites. Eight other sites are currently under some degree of active study and/or remediation. At December 31, 1998, the Company had accrued $33 million for investigation and remediation of these manufactured gas plant sites that currently can be reasonably estimated.

     The Company has also responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to the possible deposit of Company waste materials at various disposal, processing and other sites.

     On June 4, 1993, the Company entered into a Corrective Action Consent Order
(CACO) from the EPA under the Resource Conservation and Recovery Act (RCRA). The CACO order requires the Company to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary, for a site located along the Delaware River in Chester, Pennsylvania, which had previously been leased to Chem Clear, Inc. Chem Clear operated an industrial waste water pretreatment facility on the site. In October 1994, the Company entered into an agreement with Clean Harbors, the successor to Chem Clear, pursuant to which the Company will be responsible for approximately 25% of the costs incurred under the CACO and Clean Harbors will be responsible for 75% of the costs. The required investigation was completed in the summer of 1998 and a comprehensive RCRA Facility Investigation Report (RFI) is being prepared for submission to the EPA. The Company performed interim measures at the site. In January 1998, the Chester Waterfront Redevelopment Project was developed as an alternative to an expanded RCRA Corrective Action Project. The Company together with the EPA and the PDEP have agreed that potential remediation of the Chem Clear property and the investigation and potential remediation of all contiguous properties be moved from the EPA's RCRA Program to the PDEP Act 2 program. Act 2 is a land recycling program allowing remediation of properties more efficiently through redevelopment. At December 31, 1998, the Company had spent approximately $3.6 million to comply with the CACO and $700,000 on the Chester Waterfront Project. At the completion of the required RCRA investigation, the Company will combine the projects and will be able to predict the nature and cost of any potential corrective action.

Costs

     At December 31, 1998, the Company had accrued $60 million for various investigation and remediation costs that can be reasonably estimated, including approximately $33 million for investigation and remediation of former manufactured gas plant sites as described above. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

     The Company's budget for capital requirements for 1999 for compliance with environmental requirements total approximately $14 million. In addition, the Company may be required to make significant additional expenditures not presently determinable.


AmerGen Energy Company, LLC

     In 1997, the Company and British Energy, plc of Edinburgh, Scotland formed AmerGen Energy Company, LLC (AmerGen) to pursue opportunities to acquire and operate nuclear generating stations in the United States. The Company and British Energy, Inc., a wholly owned subsidiary of British Energy, plc, each own a 50% equity interest in AmerGen. In October 1998, AmerGen entered into a definitive asset purchase agreement with GPU, Inc. and certain of its subsidiaries (GPU) to acquire GPU's 786 MW Three Mile Island Unit No. 1 Nuclear Generating Facility for approximately $23 million in cash, $77 million for nuclear fuel payable over five years and certain contingent payments based upon future wholesale market prices.


Telecommunications Ventures

     In 1995, the Company and Hyperion Telecommunications, Inc., a subsidiary of Adelphia Cable Company, formed PECO Hyperion Telecommunications. The partnership is a Competitive Local Exchange Carrier (CLEC) and provides local phone service in the Philadelphia metropolitan region. PECO Hyperion utilizes a large-scale fiber optic cable-based network that currently extends over 700 miles and is connected to major long-distance carriers and local businesses. The Company and Hyperion Telecommunications, Inc. each holds a 50% interest in the partnership.

     In 1996, the Company and AT&T Corp. formed AT&T Wireless PCS of Philadelphia, LLC to provide a new digital wireless Personal Communications Services (PCS) network in the Philadelphia metropolitan trading area. The Company has completed the initial build-out of the new digital wireless PCS network. Commercial launch of PCS in the Philadelphia area occurred in October 1997. The Company holds a 49% equity interest in the venture.

     Due to their start-up nature, these joint ventures and investments are expected to negatively affect earnings in the near future. See Note 19 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1998.


PECO Energy Capital Corp. and Related Entities

     PECO Energy Capital Corp., a wholly owned subsidiary, is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (Partnership). The Partnership was created solely for the purpose of issuing preferred securities, representing limited partnership interests and lending the proceeds thereof to the Company and entering into similar financing arrangements. The loans to the Company are evidenced by the Company's subordinated debentures (Subordinated Debentures), which are the only assets of the Partnership. The only revenues of the Partnership are interest on the Subordinated Debentures. All of the operating expenses of the Partnership are paid by PECO Energy Capital Corp. As of December 31, 1998, the Partnership held $349.4 million aggregate principal amount of the Subordinated Debentures.

     PECO Energy Capital Trust I (Trust I) was created in October 1995 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust I Receipts), each representing an 8.72% Cumulative Monthly Income Preferred Security, Series B (Series B Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust. On May 15, 1998, Trust I fully redeemed all outstanding Trust Receipts. Distributions were made on the Trust I Receipts during 1998 in the aggregate amount of $2.4 million. Expenses of the Trust for 1998 were approximately $50,000, all of which were paid by PECO Energy Capital Corp.

     PECO Energy Capital Trust II (Trust II) was created in June 1997 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust II Receipts) each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C (Series C Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust II. As of December 31, 1998, the Trust II had outstanding 2,000,000 Trust II Receipts. At December 31, 1998, the assets of the Trust II consisted solely of 2,000,000 Series C Preferred Securities with an aggregate stated liquidation preference of $50 million. Distributions were made on the Trust II Receipts during 1998 in the aggregate amount of $4 million. Expenses of the Trust II for 1998 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust II Receipts are issued in book-entry only form.

     PECO Energy Capital Trust III (Trust III) was created in April 1998 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust III Receipts) each representing an 7.38% Cumulative Monthly Income Preferred Security, Series D (Series D Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust III. As of December 31, 1998, the Trust III had outstanding 78,105 Trust III Receipts. At December 31, 1998, the assets of the Trust III consisted solely of 78,105 Series D Preferred Securities with an aggregate stated liquidation preference of $78.1 million. Distributions were made on the Trust III Receipts during 1998 in the aggregate amount of $4.1 million. Expenses of the Trust III for 1998 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust III Receipts are issued in book-entry only form.

Executive Officers of the Registrant at December 31, 1998



                              Age at                                                      Effective Date of Election
Name                      Dec. 31, 1998                         Position                      to Present Position
----                     ---------------                        --------                      -------------------
C. A. McNeill, Jr .....        59         Chairman of the Board, President and Chief
                                           Executive Officer ................................  July 1, 1997
N. J. Bessey ..........        45         President, Power Team .............................  April 8, 1998
G. R. Rainey ..........        49         President and Chief Nuclear Officer, PECO
                                           Nuclear ..........................................  June 1, 1998
G. A. Cucchi ..........        49         Senior Vice President, Corporate and President,
                                           PECO Energy Ventures. ............................  June 22, 1998
J. W. Durham ..........        61         Senior Vice President and General Counsel .........  October 24, 1988
M. J. Egan. ...........        45         Senior Vice President, Finance and Chief
                                           Financial Officer ................................  October 13, 1997
K. G. Lawrence ........        51         Senior Vice President, Corporate and President,
                                           PECO Energy Distribution .........................  June 22, 1998
J. M. Madara, Jr ......        55         Senior Vice President, Power Generation
                                           Group ............................................  March 1, 1994
W. H. Smith, III ......        50         Senior Vice President, Business Services
                                           Group ............................................  November 7, 1997
D. W. Woods ...........        41         Senior Vice President, Corporate and Public
                                           Affairs ..........................................  December 1, 1998
J. B. Cotton ..........        53         Vice President, Special Projects, PECO
                                           Nuclear ..........................................  August 14, 1998
J. Doering, Jr ........        55         Vice President, Peach Bottom Atomic Power
                                           Station, PECO Nuclear. ...........................  March 2, 1998
G. N. Dudkin ..........        41         Vice President, Operations, PECO Energy
                                           Distribution .....................................  April 8, 1998
D. B. Fetters .........        47         Vice President, Nuclear Development, PECO
                                           Nuclear ..........................................  June 22, 1998
J. H. Gibson ..........        42         Vice President and Controller. ....................  May 31, 1998
P. E. Haviland ........        44         Vice President, Corporate Development .............  March 4, 1998
T. P. Hill, Jr ........        50         Vice President, Regulatory and External
                                           Affairs, PECO Energy Distribution ................  April 9, 1998
C. A. Jacobs ..........        46         Vice President, Support Services ..................  November 9, 1998
S. L. Keenan ..........        34         Vice President, Customer and Marketing
                                           Services, PECO Energy Distribution ...............  April 8, 1998
C. A. Matthews ........        48         Vice President, Information Technology and
                                           Chief Information Officer ........................  July 28, 1997
J. P. McElwain ........        48         Vice President, Nuclear Projects, PECO
                                           Nuclear ..........................................  April 9, 1997
J. B. Mitchell ........        51         Vice President, Treasury and Evaluation, and
                                           Treasurer ........................................  December 1, 1994
J. D. von Suskil ......        52         Vice President, Limerick Generating Station,
                                           PECO Nuclear .....................................  January 26, 1998
R. G. White ...........        40         Vice President, Corporate Planning. ...............  September 28, 1998
K. K. Combs ...........        48         Corporate Secretary. ..............................  November 1, 1994

     Each of the above executive officers holds such office at the discretion of the Company's Board of Directors until his or her replacement or earlier resignation, retirement or death.

     Prior to his election to his current position, Mr. McNeill was President and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President -- Nuclear.

     Prior to her election to her current position, Ms. Bessey was Vice President-Power Transactions. Prior to joining the Company in 1994, Ms. Bessey was Vice President of U.S. Generating Company, an independent power producer.

     Prior to his election to his current position, Mr. Rainey was Vice President -- Peach Bottom Atomic Power Station, Vice President -- Nuclear Services and Plant Manager -- Eddystone Generating Station;

     Prior to his election to his current position, Mr. Cucchi was Vice President -- Power Delivery, Vice President -- Corporate Planning and Development, Director of System Planning and Performance, and Manager -- System Planning.

     James W. Durham has held the position of Senior Vice President and General Counsel for over five years.

     Prior to joining the Company, Mr. Egan was Senior Vice President and Chief Financial Officer of Aristech Chemical Company and Vice President of Planning and Control of ARCO Chemical Company, Americas.

     Prior to his election to his current position, Mr. Lawrence was Senior Vice President --Local Distribution Company, Senior Vice President -- Finance and Chief Financial Officer, and Vice President -- Gas Operations.

     Prior to his election to his current position, Mr. Madara was Vice President -- Production.

     Prior to his election to his current position, Mr. W. H. Smith, III was Vice President and Group Executive -- Telecommunications Group, Vice President -- Station Support, Vice President -- Planning and Performance, and Manager -- Corporate Strategy and Performance.

     Prior to joining the Company in 1998, Mr. Woods was the Chief of Staff for the Pennsylvania Senate Majority Leader.

     Prior to her election to her current position, Ms. Gibson was Director of Audit Services and Director of the Tax Division.

     Prior to joining the Company in 1998, Mr. Haviland was Senior Vice President -- Planning and Administration with Bovis Construction Group.

     Prior to his election to his current position, Mr. Hill was Vice President and Controller.

     Prior to joining the Company in 1998, Ms. Jacobs was Vice President of Industrial Operations, Americas and Vice President Professional Deveolpment and Senior Director of Materials Management with Rhone-Polenc Rorer Corporation.

     Prior to her election to her current position, Ms. Keenan was acting General Manager -- Customer Services, Director -- Field Services, Director -- Reengineering and Performance and Manager -- Regulatory Performance.

     Prior to her election to her current position, Ms. Matthews was Director of Consumer Energy Information Systems and Distributed Information Officer. Prior to joining the Company in 1996, Ms. Matthews was Vice President of Strategic Business Development for Europe Online S.A. Luxembourg.

     Prior to his election to his current position, Mr. von Suskil was Director -- Engineering, Manager -- Planning and Assistant Manager -- Outages. Prior to joining the Company in 1995, Mr. von Suskil was a Captain in the United States Navy.

     Prior to joining the Company, Mr. White was Corporate Finance Manager and Corporate Operations Consultant for ARCO Chemical Company.

     Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1994:
 Mr. Cotton was Director -- Nuclear Engineering, Director -- Nuclear
Quality Assurance and Superintendent -- Operations; Mr. Doering was Plant Manager -- Limerick, Director -- Nuclear Strategies Support, and General Manager Operations; Mr. Dudkin was Acting General Manager -- Power Delivery, Regional Director Power Delivery and Manager -- Electric Operations; Mr. Fetters was Vice President -- Nuclear Planning and Development, Director -- Nuclear Engineering, Director -- Limerick Maintenance and a Project Manager; Mr. McElwain was Director of Outage Management -- Peach Bottom; Mr. Mitchell was Director of Financial Operations and Assistant Treasurer; and Ms. Combs was an Assistant General Counsel.

     There are no family relationships among directors or executive officers of the Company.

ITEM 2. PROPERTIES

     The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

     The following table sets forth the Company's net electric generating capacity by station at December 31, 1998:



                                                                                   Net Generating          Estimated
                                                                                    Capacity (1)           Retirement
                Station                                 Location                    (Kilowatts)               Year
                -------                                 --------                    -----------               ----
Nuclear
 Limerick ............................   Limerick Twp., PA ...................      2,249,000               2024, 2029
 Peach Bottom ........................   Peach Bottom Twp., PA ...............        928,000(2)            2013, 2014
 Salem ...............................   Hancock's Bridge, NJ. ...............        942,000(2)            2016, 2020
Hydro
 Conowingo ...........................   Harford Co., MD. ....................        512,000               2014
Pumped Storage
 Muddy Run ...........................   Lancaster Co., PA ...................        910,000               2014
Fossil (Steam Turbines) ..............
 Cromby ..............................   Phoenixville, PA ....................        345,000                (3)
 Delaware ............................   Philadelphia, PA ....................        250,000                (3)
 Eddystone ...........................   Eddystone, PA .......................      1,341,000               2009, 2010, 2011
 Schuylkill ..........................   Philadelphia, PA ....................        166,000                (3)
 Conemaugh ...........................   New Florence, PA ....................        352,000(2)            2005, 2006
 Keystone ............................   Shelocta, PA ........................        357,000(2)            2002, 2003
Fossil (Gas Turbines) ................
 Chester .............................   Chester, PA .........................         39,000                (3)
 Croydon .............................   Bristol Twp., PA ....................        380,000                (3)
 Delaware ............................   Philadelphia, PA ....................         56,000                (3)
 Eddystone ...........................   Eddystone, PA .......................         60,000                (3)
 Fairless Hills ......................   Falls Twp., PA ......................         60,000                (3)
 Falls ...............................   Falls Twp., PA ......................         51,000                (3)
 Moser ...............................   Lower Pottsgrove Twp., PA. ..........         51,000                (3)
 Pennsbury ...........................   Falls Twp., PA ......................          6,000                (3)
 Richmond ............................   Philadelphia, PA ....................         96,000                (3)
 Schuylkill ..........................   Philadelphia, PA ....................         30,000                (3)
 Southwark ...........................   Philadelphia, PA ....................         52,000                (3)
 Salem ...............................   Hancock's Bridge, NJ. ...............         16,000(2)             (3)
Fossil (Internal Combustion) .........
 Cromby. .............................   Phoenixville, PA ....................          2,700                (3)
 Delaware ............................   Philadelphia, PA ....................          2,700                (3)
 Schuylkill ..........................   Philadelphia, PA ....................          2,800                (3)
 Conemaugh ...........................   New Florence, PA ....................          2,300(2)            2006
 Keystone ............................   Shelocta, PA ........................          2,300(2)            2003
                                                                                    -----------
    Total ..................................................................        9,261,800
                                                                                    ===========

------------
(1) Summer rating.
(2) Company portion.
(3) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these units beyond 1999.

     The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1998:


       Voltage in Kilovolts (Kv)             Conductor Miles
       -------------------------            ----------------
       Transmission:
         500 Kv.........................           891
         220 Kv.........................         1,634
         132 Kv.........................            15
         66 Kv .........................           570
         33 Kv and below ...............            29
       Distribution:
         33 Kv and below ...............        48,222

     At December 31, 1998, the Company's principal electric distribution system included 21,009 pole-line miles of overhead lines and 21,002 cable miles of underground cables.

     The following table sets forth the Company's gas pipeline miles at December 31, 1998:



                                             Pipeline Miles
                                             ---------------
       Transmission ....................            28
       Distribution ....................         5,788
       Service piping ..................         4,621
                                                 -----
          Total ........................        10,437
                                                ======

     The Company has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 mcf and a sendout capacity of 157,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 28,800 mcf/day. In addition, the Company owns 24 natural gas city gate stations at various locations throughout its gas service territory.

     At December 31, 1998, the Company had 577 miles of fiber optic cable.

     The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to Note 16 of Notes to Consolidated Financial Statements included in the Company's Annual Report to Shareholders for the year 1998.

     The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $30 million for property losses incurred at any plant insured by the insurance companies (see "ITEM 1. BUSINESS -- Electric Operations -- General"). The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 3. LEGAL PROCEEDINGS

     On April 9, 1998, Grays Ferry Cogneration Partnership (Grays Ferry), two of three partners of Grays Ferry and Trigen-Philadelphia Energy Corporation, filed a complaint in Philadelphia County Court of Common Pleas against the Company arising out of the Company's termination of two power purchase agreements (PPAs) that the Company had entered into with Grays Ferry. The complaint alleged among other things, breach of contract, the fraud and breach of implied covenant of good faith and fair dealing. The plaintiff seeks specific performance, damages in excess of $200 million and punitive damages. A preliminary injunction was entered against the Company on May 5, 1998, enjoining the Company from terminating the PPAs. On September 4, 1998, the Chase Manhattan Bank, as agent for a syndicate of banks that are lenders to Grays Ferry, filed a complaint against the Company alleging tortious interference by the Company in the credit agreements between Grays Ferry and the banks and breach of the letter agreement between the Company and the banks. These matters have been consolidated. On March 9, 1999, the Court entered a partial judgment in favor of Grays Ferry declaring, as a matter of law, that the Company's termination of the PPAs was in breach of those agreements. Trial in the remaining issues was scheduled for March 29, 1999. On May 29, 1998, Westinghouse Power Generation filed a complaint in the Philadelphia Court of Common Pleas against the Company for tortious interference with two contracts that Westinghouse has with Grays Ferry. That case is scheduled for trial on April 19, 1999. The Company cannot predict the outcome of these matters.

     On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative Inc. (Cajun), filed an action claiming breach of contract against the Company in the United States District Court for the Middle District of Louisiana arising out of the Company's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. This action seeks $67 million in damages. The Company cannot predict the outcome of this matter.

     During the shutdown of Salem, examinations of the steam generator tubes at Salem Unit No. 1 revealed significant cracking. On February 27, 1996, the Company, PSE&G, Atlantic Electric Company and Delmarva, the co-owners of Salem, filed an action in the New Jersey District Court against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators. The suit alleges that the significant cracking of the steam generator tubes is the result of defects in the design and fabrication of the steam generators and that Westinghouse knew that the steam generators supplied to Salem were defective and that Westinghouse deliberately concealed this from PSE&G. The suit alleges violations of both the federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts (RICO), fraud, negligent misrepresentation and breach of contract. Westinghouse has filed a motion for summary judgment on the grounds that the claim of the plaintiffs is barred by the statute of limitations. On November 6, 1998, the New Jersey District Court granted summary judgment in favor of Westinghouse. The plaintiff co-owners, including the Company, have filed an appeal of the federal claims with the United States Circuit Court for the Third Circuit Court of Appeals. The plaintiff co-owners are also pursuing an action on the state law claims in the New Jersey state courts. The Company cannot predict the outcome of these proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At January 31, 1999, there were 142,794 owners of record of the Company's common stock. The information with respect to the prices of and dividends on the Company's common stock for each quarterly period during 1998 and 1997 is incorporated herein by reference to "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1998.

     The book value of the Company's common stock at December 31, 1998 was $13.61 per share.

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

     The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1998, such capital ($3.1 billion) amounted to about 13 times the liquidating value of the outstanding preferred stock ($230.2 million).

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


ITEM 6. SELECTED FINANCIAL DATA

     Selected financial data for each of the last five years for the Company and its subsidiaries is incorporated herein by reference to "Financial Statistics" and "Operating Statistics" in the Company's Annual Report to Shareholders for the year 1998.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information with respect to this caption is incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information with respect to this caption is incorporated herein by reference to "Consolidated Financial Statements" and "Financial Statistics" in the Company's Annual Report to Shareholders for the year 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     (a) Identification of Directors.

     The information required for Directors is included in the Proxy Statement of the Company in connection with its 1999 Annual Meeting of Shareholders to be held April 27, 1999, under the heading "Election of Directors" and is incorporated herein by reference.

     (b) Identification of Executive Officers.

     The information required for Executive Officers is set forth in "PART
I. ITEM 1. BUSINESS - Executive Officers of the Registrant" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1999 Annual Meeting of Shareholders to be held April 27, 1999, under the heading "Executive Compensation Disclosure" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1999 Annual Meeting of Shareholders to be held April 27, 1999, under the heading "Election of Directors" and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 1999 Annual Meeting of Shareholders to be held April 27, 1999, under the heading "Election of Directors" and is incorporated herein by reference.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements and Financial Statement Schedule




                                                                      Reference (Page)
                                                             ----------------------------------
                                                                Form 10-K        Annual Report
Index                                                         Annual Report     to Shareholders
-----                                                        ---------------   ----------------
Data incorporated by reference from the Annual Report to
 Shareholders for the year 1998:
   Report of Independent Accountants .....................         --                 23
   Consolidated Statements of Income for the years
    ended December 31, 1998, 1997 and 1996 ...............         --                 24
   Consolidated Balance Sheets as of December 31, 1998
    and 1997 .............................................         --                 26
   Consolidated Statements of Cash Flows for the years
    ended December 31, 1998, 1997 and 1996 ...............         --                 25
   Consolidated Statements of Changes in Common
    Shareholders' Equity and Preferred Stock for the
    years ended December 31, 1998, 1997 and 1996 .........         --                 28
   Notes to Consolidated Financial Statements ............         --                 29
Data submitted herewith:
   Report of Independent Accountants .....................         34                 --
   Schedule II--Valuation and Qualifying Accounts for
           the years ended December 31, 1998,
           1997 and 1996 .................................         35                 --


     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

     With the exception of the consolidated financial statements and the independent accountants' report listed in the above index and the information referred to in Items 1, 2, 5, 6, 7 and 8, all of which is included in the Company's Annual Report to Shareholders for the year 1998 and incorporated by reference into this Form 10-K, the Annual Report to Shareholders for the year 1998 is not to be deemed filed as part of this Form 10-K.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
PECO Energy Company:

     Our audits of the consolidated financial statements referred to in our report dated February 5, 1999 (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 5, 1999

                 PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                            (Thousands of Dollars)




                 Column A                      Column B          Column C Additions          Column D      Column E
                 --------                      --------       -------------------------   -------------   ----------
                                                                             Charged to
                                              Balance at      Charged to       Other                      Balance at
                                             Beginning of      Costs and      Accounts      Deductions      End of
               Description                      Period         Expenses       Describe     Describe(1)      Period
               -----------                   ------------     ----------    -----------    -----------    ----------
                                           FOR THE YEAR ENDED DECEMBER 31, 1998

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS.....      $133,810         $71,667         $ --         $83,338       $122,139
                                               --------         -------         ----         -------       --------
 TOTAL ..................................      $133,810         $71,667         $ --         $83,338       $122,139
                                               ========         =======         ====         =======       ========

                                           FOR THE YEAR ENDED DECEMBER 31, 1997(2)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS .         $128,459         $88,263         $ --         $82,912       $133,810
                                               --------         -------         ----         -------       --------
 TOTAL ..................................      $128,459         $88,263         $ --         $82,912       $133,810
                                               ========         =======         ====         =======       ========

                                           FOR THE YEAR ENDED DECEMBER 31, 1996(2)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS.....      $118,525         $93,104         $ --         $83,170       $128,459
                                               --------         -------         ----         -------       --------
 TOTAL ..................................      $118,525         $93,104         $ --         $83,170       $128,459
                                               ========         =======         ====         =======       ========


------------
(1) Write-off of individual accounts receivable.
(2) Restated to reflect valuation allowance activity for Customer Assistance Program and Special Agreement accounts.

Exhibits

     Certain of the following exhibits have been filed with the Securities and Exchange Commission (Commission) pursuant to the requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit and are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise berequired to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.




Exhibit No.     Description
-------------   ----------------------------------------------------------------
3-1             Amended and Restated Articles of Incorporation of PECO Energy
                Company (1993 Form 10-K, Exhibit 3-1).

3-2 Bylaws of the Company, adopted February 26, 1990 and amended January 26, 1998. (1997 Form 10-K, Exhibit 3-2)

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
           ---------------------------------------------------------------------
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
           December 1, 1984      1984 Form 10-K                      4-2(b)
           July 15, 1987         Form 8-K dated July 21, 1987        4(c)-63
           July 15, 1987         Form 8-K dated July 21, 1987        4(c)-64
           October 15, 1987      Form 8-K dated October 7, 1987      4(c)-66
           October 15, 1987      Form 8-K dated October 7, 1987      4(c)-67
           April 15, 1988        Form 8-K dated April 11, 1988       4(e)-68
           April 15, 1988        Form 8-K dated April 11, 1988       4(e)-69
           October 1, 1989       Form 8-K dated October 6, 1989      4(e)-72
           October 1, 1989       Form 8-K dated October 18, 1989     4(e)-73
           April 1, 1991         1991 Form 10-K                      4(e)-76
           December 1, 1991      1991 Form 10-K                      4(e)-77
           April 1, 1992         March 31, 1992 Form 10-Q            4(e)-79
           June 1, 1992          June 30, 1992 Form 10-Q             4(e)-81
           July 15, 1992         June 30, 1992 Form 10-Q             4(e)-83
           September 1, 1992     1992 Form 10-K                      4(e)-85
           March 1, 1993         1992 Form 10-K                      4(e)-86
           March 1, 1993         1992 Form 10-K                      4(e)-87
           May 1, 1993           March 31, 1993 Form 10-Q            4(e)-88

           Dated as of           File Reference                      Exhibit No.
           ---------------------------------------------------------------------
           May 1, 1993           March 31, 1993 Form 10-Q            4(e)-89
           May 1, 1993           March 31, 1993 Form 10-Q            4(e)-90
           August 15, 1993       Form 8-A dated August 19, 1993      4(e)-91
           August 15, 1993       Form 8-A dated August 19, 1993      4(e)-92
           November 1, 1993      Form 8-A dated October 27, 1993     4(e)-94
           November 1, 1993      Form 8-A dated October 27, 1993     4(e)-95
           May 1, 1995           Form 8-K dated May 24, 1995         4(e)-96

4-3 Indenture, dated as of July 1, 1994, between the Company and First Union National Bank, as successor trustee (1994 Form 10-K, Exhibit 4-5).

4-4 First Supplemental Indenture, dated as of December 1, 1995, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994 (1995 Form 10-K, Exhibit 4-7).

4-5 Second Supplemental Indenture, dated as of June 1, 1997, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994. (1997 Form 10-K, Exhibit 4-5).

4-6 Third Supplemental Indenture, dated as of April 1, 1998, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994.

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

4-9 Payment and Guarantee Agreement, dated as of June 6, 1997, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series C of PECO Energy Capital, L.P. (1997 Form 10-K, Exhibit 4-8).

4-10 Payment and Guarantee Agreement, dated as of April 6, 1998, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series D of PECO Energy Capital, L.P.

4-11 Revolving Credit Agreement, dated as of October 7, 1997, among the Company, as borrower, and certain banks named therein. (1997 Form 10-K, Exhibit 4-9).

4-12 364-day Credit Agreement, dated as of October 7, 1997, among the Company, as borrower, and certain banks named therein. (1997 Form 10-K, Exhibit 4-10).

4-13 Term Loan Agreement, dated as of November 30, 1998, among the Company as borrower, and certain banks named therein.

4-14 PECO Energy Company Dividend Reinvestment and Stock Purchase Plan, as amended January 28, 1994 (Post-Effective Amendment No. 1 to Registration No. 33-42523, Exhibit 28).

10-1 Amended and Restated Operating Agreement of PJM Interconnection, L.L.C., dated June 2, 1997, (Revised December 31, 1997). (1997 Form 10-K, Exhibit 10-1).

10-2 Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva Power & Light Company, Public Service Electric and Gas Company and the Company for ownership of Salem Nuclear Generating Station (1988 Form 10-K, Exhibit 10-3); supplemental agreement dated September 1, 1975; supplemental agreement dated January 26, 1977 (1991 Form 10-K, Exhibit 10-3); and supplemental agreement dated May 27, 1997. (1997 Form 10-K, Exhibit 10-2).

10-3 Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva Power & Light Company, Public Service Electric and Gas Company and the Company for ownership of Peach Bottom Atomic Power Station; supplemental agreement dated Septem- ber 1, 1975; supplemental agreement dated January 26, 1977 (1988 Form 10-K,
           Exhibit 10-4) and supplemental agreement dated May 27, 1997. (1997 Form 10-K, Exhibit 10-3).

10-4 Deferred Compensation and Supplemental Pension Benefit Plan.* (Form 10-K, Exhibit 10-4).

10-5 Management Group Deferred Compensation and Supplemental Pension Benefit Plan.* (Form 10-K, Exhibit 10-5).

10-6       Unfunded Deferred Compensation Plan for Directors.* (Form 10-K,
           Exhibit 10-6).

10-7 Forms of Agreement between the Company and certain officers (1995 Form 10-K, Exhibit 10-5).

10-8 PECO Energy Company 1989 Long-Term Incentive Plan, amended April 9, 1997 (1997 Proxy Statement, Appendix B).*

10-9 PECO Energy Company Management Incentive Compensation Plan (1997 Proxy State- ment, Appendix A).*

10-10 PECO Energy Company 1998 Stock Option Plan (Registration No. 333-67367, Exhibit 4.2).

10-11 Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated July 25, 1994 (1994 Form 10-K, Exhibit 10-7).

10-12 Amendment No. 1 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-8).

10-13 Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-9).

10-14 Amendment No. 3 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P.

10-15 Amended and Restated Trust Agreement of PECO Energy Capital Trust I, dated as of December 19, 1995. (1995 Form 10-K, Exhibit 10-10).

10-16 Amended and Restated Trust Agreement of PECO Energy Capital Trust III, dated as of April 6, 1998.

10-17 Form of Amended and Restated Trust Agreement for PECO Energy Transition Trust among George Shicora and Diana Moy Kelly, as Beneficiary Trustees, First Union Trust Company, National Association, as Issuer Trustee, Delaware Trustee and Independent Trustee, and PECO Energy Company, as Grantor and Owner (Post-Effective Amendment No. 1 to Registration Statement No. 333-58055,
           Exhibit 4.1.2).

10-18 Form of Intangible Transition Property Sale Agreement between PECO Energy Transition Trust and PECO Energy Company (Post-Effective Amendment No. 1 to Registration Statement No. 333-58055, Exhibit 10.1).

10-19 Form of Master Servicing Agreement between PECO Energy Transition Trust and PECO Energy Company (Post-Effective Amendment No. 1 to Registration Statement No. 333-58055, Exhibit 10.2).

12-1       Ratio of Earnings to Fixed Charges.

12-2       Ratio of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends.

13 Management's Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, Notes to Consolidated Financial Statements, Financial Statistics, and Operating Statistics of the Annual Report to Shareholders for the year 1998.

21         Subsidiaries of the Registrant.

23         Consent of Independent Accountants.

24         Powers of Attorney.

27         Financial Data Schedule.

------------
* Compensatory plans or arrangements in which directors or officers of the Company participate and which are not available to all employees.

Reports on Form 8-K

     During the quarter ended December 31, 1998, the Company filed Current Reports on Form 8-K, dated:

       October 15, 1998 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen Energy Company, LLC, the joint venture between the Company and British Energy Company, and GPU, Inc. signing a definitive asset purchase agreement to purchase Unit No. 1 at the Three Mile Island Nuclear Generating Station.

     Subsequent to December 31, 1998, the Company filed Current Reports on Form 8-K, dated:

       March 8, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding the United States Supreme Court's denial of the petition of certiorari in an action relating to Pennsylvania's Electricity Generation Customer Choice and Competition Act.

       March 25, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding the issuance, by PECO Energy Transition Trust, a wholly owned subsidiary of the Company, of $4 billion of Transition Bonds.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 31st day of March 1999.

                                       PECO ENERGY COMPANY



                                      By /s/ C.A. McNeill, Jr.
                                      -------------------------------
                                      C.A. McNeill, Jr., Chairman of the Board,
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




        Signature                             Title                             Date
        ---------                             -----                             ----

/s/ C. A. McNeill, Jr.     Chairman of the Board, President, Chief         March 31, 1999
---------------------      Executive Officer and Director (Principal
  C. A. McNeill, Jr.       Executive Officer)


/s/ M. J. Egan             Senior Vice President -- Finance and Chief      March 31, 1999
---------------------      Financial Officer (Principal Financial and
  M. J. Egan               Accounting Officer)

     This annual report has also been signed below by C. A. McNeill, Jr., Attorney-in-Fact, on behalf of the following Directors on the date indicated:



  SUSAN W. CATHERWOOD           ROSEMARIE B. GRECO
  DANIEL L. COOPER              JOHN M. PALMS
  M. WALTER D'ALESSIO           JOSEPH F. PAQUETTE, JR.
  G. FRED DIBONA, JR.           RONALD RUBIN
  R. KEITH ELLIOTT              ROBERT SUBIN
  RICHARD H. GLANTON


By  /s/ C. A. McNeill, Jr.                  March 31, 1999
-------------------------