Form 10-Q
period 1999-03-31
PECO ENERGY CO
filed 1999-05-17
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 1-1401

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

The Company had 191,812,306 shares of common stock outstanding on May 7, 1999.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                              (Millions of Dollars)

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          1999           1998
                                                      -----------    -----------
OPERATING REVENUES
     Electric                                         $   1,038.9    $   1,003.0
     Gas                                                    217.5          187.2
                                                      -----------    -----------
     TOTAL OPERATING REVENUES                             1,256.4        1,190.2
                                                      -----------    -----------
OPERATING EXPENSES
     Fuel and Energy Interchange                            465.1          383.0
     Operating and Maintenance                              288.7          283.2
     Depreciation and Amortization                           56.3          154.7
     Taxes Other Than Income Taxes                           75.3           82.1
                                                      -----------    -----------
     TOTAL OPERATING EXPENSES                               885.4          903.0
                                                      -----------    -----------
OPERATING INCOME                                            371.0          287.2
                                                      -----------    -----------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                       (74.3)         (85.0)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                 (7.4)          (7.7)
     Allowance for Funds Used During Construction             0.4            0.6
     Other, Net                                             (42.0)         (12.8)
                                                      -----------    -----------
     TOTAL OTHER INCOME AND DEDUCTIONS                     (123.3)        (104.9)
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES                                  247.7          182.3

INCOME TAXES                                                 98.0           68.7
                                                      -----------    -----------
NET INCOME                                                  149.7          113.6

PREFERRED STOCK DIVIDENDS                                     3.3            3.3
                                                      -----------    -----------
EARNINGS APPLICABLE TO COMMON STOCK                   $     146.4    $     110.3
                                                      ===========    ===========


AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING  (Millions)                                223.4          222.5
                                                      ===========    ===========

BASIC EARNINGS PER AVERAGE
COMMON SHARE (Dollars)                                $      0.66    $      0.50
                                                      ===========    ===========

DILUTIVE EARNINGS PER AVERAGE
COMMON SHARE (Dollars)                                $      0.65    $      0.50
                                                      ===========    ===========


DIVIDENDS PER AVERAGE COMMON SHARE (Dollars)          $      0.25    $      0.25
                                                      ===========    ===========


BOOK VALUE PER COMMON SHARE (Dollars)                 $     12.18    $     12.49
                                                      ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                        March 31,    December 31,
                                                          1999          1998
                                                       -----------   -----------
                                                       (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                 $   3,870.8   $   3,833.8
Electric - Generation                                      1,722.0       1,713.4
Gas                                                        1,138.2       1,132.0
Common                                                       408.7         407.3
                                                       -----------   -----------

                                                           7,139.7       7,086.5
Less Accumulated Provision for Depreciation                2,950.7       2,891.3
                                                       -----------   -----------

                                                           4,189.0       4,195.2
Nuclear Fuel, net                                            128.0         141.9
Construction Work in Progress                                290.1         272.6
Leased Property, net                                         138.3         154.3
                                                       -----------   -----------

                                                           4,745.4       4,764.0
                                                       -----------   -----------


CURRENT ASSETS
Cash and Temporary Cash Investments                        2,702.8          48.1
Accounts Receivable, net
     Customer                                                183.0          97.5
     Other                                                   262.5         213.2
Inventories, at average cost
     Fossil Fuel                                              84.9          92.3
     Materials and Supplies                                   83.1          82.1
Deferred Energy Costs - Gas                                    0.8          29.9
Other                                                        188.7          19.0
                                                       -----------   -----------

                                                           3,505.8         582.1
                                                       -----------   -----------

DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                              5,274.6       5,274.6
Recoverable Deferred Income Taxes                            613.9         614.4
Deferred Non-Pension Postretirement Benefits Costs            89.3          90.9
Investments                                                  534.0         538.1
Loss on Reacquired Debt                                       75.6          77.2
Other                                                        132.7         107.1
                                                       -----------   -----------

                                                           6,720.1       6,702.3
                                                       -----------   -----------

TOTAL                                                  $  14,971.3   $  12,048.4
                                                       ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.
                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)

                                                    March 31,      December 31,
                                                      1999            1998
                                                   -----------    -----------
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                         $   3,602.6    $   3,589.0
     Other Paid-In Capital                                 1.2            1.2
     Accumulated Deficit                                (429.3)        (532.9)
     Treasury Stock                                     (695.9)            --
Preferred and Preference Stock
     Without Mandatory Redemption                        137.5          137.5
     With Mandatory Redemption                            92.7           92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership               349.4          349.4
Long-Term Debt                                         6,084.0        2,919.6
                                                   -----------    -----------

                                                       9,142.2        6,556.5
                                                   -----------    -----------

CURRENT LIABILITIES
Notes Payable, Bank                                       68.0          525.0
Long-Term Debt Due Within One Year                       939.4          361.5
Capital Lease Obligations Due Within One Year             68.8           69.0
Accounts Payable                                         276.9          316.2
Taxes Accrued                                            342.0          170.5
Interest Accrued                                          67.1           61.5
Deferred Income Taxes                                      4.0           14.1
Other                                                    236.6          217.4
                                                   -----------    -----------

                                                       2,002.8        1,735.2
                                                   -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                 69.5           85.3
Deferred Income Taxes                                  2,362.5        2,376.9
Unamortized Investment Tax Credits                       296.4          300.0
Pension Obligation                                       219.3          219.3
Non-Pension Postretirement Benefits Obligation           428.6          421.1
Other                                                    450.0          354.1
                                                   -----------    -----------

                                                       3,826.3        3,756.7
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

TOTAL                                              $  14,971.3    $  12,048.4
                                                   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                  Three Months Ended
                                                                      March 31,
                                                              ----------------------
                                                                  1999         1998
                                                              ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                    $    149.7    $  113.6
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                       73.9       170.9
Deferred Income Taxes                                              (23.0)       (6.8)
Amortization of Investment Tax Credits                              (3.6)       (4.5)
Deferred Energy Costs                                               29.0        19.0
Changes in Working Capital:
     Accounts Receivable                                          (134.7)       24.9
     Inventories                                                     6.4        17.7
     Accounts Payable                                              (39.3)      (74.4)
     Other Current Assets and Liabilities                           35.6       (45.5)
Other Items Affecting Operations                                    88.4        16.2
                                                              ----------    --------


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        182.4       231.1
                                                              ----------    --------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                (76.9)     (116.5)
Increase in Investments                                             (5.3)      (11.1)
                                                              ----------    --------



NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (82.2)     (127.6)
                                                              ----------    --------



CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                         (457.0)      (17.0)
Issuance of Long-Term Debt                                       4,009.6        (5.5)
Retirement of Long-Term Debt                                      (263.0)         --
Common Stock Repurchase                                           (695.9)         --
Loss on Reacquired Debt                                              1.6         1.8
Dividends on Preferred and Common Stock                            (59.5)      (58.9)
Other Items Affecting Financing                                     18.7        (2.3)
                                                              ----------    --------


NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES        2,554.5       (81.9)
                                                              ----------    --------


INCREASE IN CASH AND CASH EQUIVALENTS                            2,654.7        21.6
                                                              ----------    --------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    48.1        33.4
                                                              ----------    --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,702.8    $   55.0
                                                              ==========    ========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION
     The accompanying condensed consolidated financial statements as of March 31, 1999 and for the three months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1998 Form 10-K).


2.   TRANSITION BONDS
     On March 25, 1999, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued $4 billion aggregate principal amount of Transition Bonds (Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. The Transition Bonds are solely obligations of PETT, secured by Intangible Transition Property sold by the Company to PETT concurrently with the issuance of the Transition Bonds and certain other collateral related thereto.

     The terms of the Transition Bonds are as follows:

               Approximate
               Face Amount          Bond             Expected          Final
    Class      (millions)           Rates            Maturity         Maturity
    -----      ----------           -----            --------         --------
     A-1          $244.5             5.48%           March 1, 2001       March 1, 2003
     A-2          $275.4             5.63%           March 1, 2003       March 1, 2005
     A-3          $667.0             5.18% (a)       March 1, 2004       March 1, 2006
     A-4          $458.5             5.80%           March 1, 2005       March 1, 2007
     A-5          $464.6             5.26% (a)       September 1, 2007   March 1, 2009
     A-6          $993.4             6.05%           March 1, 2007       March 1, 2009
     A-7          $896.7             6.13%           September 1, 2008   March 1, 2009

     (a) The Class A-3 and A-5 Transition Bonds earn interest at a floating rate. The rates provided for each such class above are as of March 31, 1999.

     The Company entered into treasury forwards and forward starting interest rate swaps to manage interest rate exposure associated with the anticipated issuance of Transition Bonds. On March 18, 1999, these instruments were settled with net proceeds to the Company of approximately $80 million which were deferred and will be amortized over the life of the Transition Bonds as a reduction of interest expense, consistent with the Company's hedge accounting policy.

     The Company has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. The fair value of $5 million was based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at March 31, 1999.

     The aggregate change in fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 1999 is estimated to be $38.2 million. If the derivative instruments had been terminated at March 31, 1999, this estimated fair value represents the amount to be paid by the Company to the counterparties.

     The aggregate change in fair value of these derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 1999 is estimated to be $45.9 million. If the derivative instruments had been terminated at March 31, 1999, this estimated fair value represents the amount to be paid by the counterparties to the Company.

     The net proceeds to the Company from the securitization of a portion of its allowed stranded cost recovery, after payment of fees and expenses and the capitalization of PETT, were approximately $3.9 billion. In accordance with the provisions of the Pennsylvania Electricity Generation Customer Choice and Competition Act, the Company is utilizing these proceeds principally to reduce its stranded costs and related capitalization. On March 26, 1999, the Company settled the forward purchase agreements relating to its Common Stock resulting in the purchase by the Company of 21.5 million shares of Common Stock for an aggregate purchase price of $696 million. In addition, the Company repaid a $400 million term loan, $208 million of commercial paper, $48 million of accounts receivable financing and paid $21 million of debt issuance costs. The remaining proceeds of $2.6 billion are included in cash at March 31, 1999. On March 26, 1999, the Company called for redemption four series of its First Mortgage Bonds, 7.75% Series due 2023, 7.25% Series due 2024, 7.125% Series due 2023 and 7.75%
Series 2 due 2023, totaling $775 million.

3.   SEGMENT INFORMATION
     The Company is primarily a vertically integrated public utility that provides retail electric and natural gas service to the public in its traditional service territory and retail electric generation service throughout Pennsylvania pursuant to Pennsylvania's Customer Choice Program. The Company's management has historically managed the Company as a vertically integrated entity by analyzing its results of operations on a consolidated basis with an emphasis on electric and gas operations.

     During the first quarter of 1999, the Company completed the redesign of its internal reporting structure to separate its distribution, generation, and ventures operations into business units and provide financial and operational data on the same basis to senior management. The Company's distribution business unit includes its electric transmission and distribution services, regulated retail sales of generation services and retail gas businesses. The Company's generation business unit includes the operation of its generating assets and its power marketing group. The Company's ventures business unit includes its unregulated retail energy supplier, infrastructure services business and its telecommunications equity investments.

     The Company's segment information as of and for the three months ended March 31, 1999 as compared to the same 1998 period is as follows (in millions of dollars):

                                                                                             Intersegment
                      Distribution         Generation        Ventures         Corporate        Revenues       Consolidated
                      ------------         ----------        --------         ---------        --------       ------------
Revenues:
    1999                 $910.1              $443.9            $103.8           $ -            $(201.4)         $1,256.4
    1998                 $949.5              $465.0            $ 17.0           $ -            $(241.3)         $1,190.2
EBIT (a):
    1999                 $354.7              $ 46.5(b)        $( 30.6)(c)       $(41.6)                         $  329.0
    1998                 $307.3              $ 41.4           $( 27.5)          $(46.8)                         $  274.4
Total Assets:
    1999              $12,366.3(d)         $1,919.5            $246.7           $438.8                         $14,971.3
    1998              $ 9,759.2            $1,686.8            $216.9           $385.5                         $12,048.4

(a)  EBIT - Earnings Before Interest and Income Taxes.
(b) Includes an $11.8 million reserve related to the Grays Ferry power purchase agreement.
(c) Includes $14.6 million related to the write-off of the investment in Grays Ferry in connection with the settlement of litigation.
(d)  Includes $2.6 billion of proceeds from securitization of stranded costs.

4.   EARNINGS PER SHARE
     Diluted earnings per average common share is calculated by dividing earnings applicable to common stock by the average shares of common stock outstanding after giving effect to stock options, issuable under the Company's stock option plans, considered to be dilutive common stock equivalents. The following table shows the effect of the stock options issuable under the Company's stock option plans on the average number of shares used in calculating diluted earnings per average common share:

                                            Three Months Ended
                                                 March 31,
                                            ------------------
                                             1999         1998
                                           -------      -------
                                            (Millions of shares)

Average Common Shares Outstanding            223.4        222.5

Assumed Conversion of Stock Options            1.3           --
                                           -------      -------

Potential Average Dilutive
  Common Shares Outstanding                  224.7        222.5
                                           =======      =======


5.   SALES OF ACCOUNTS RECEIVABLE
     The Company is party to an agreement with a financial institution, under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $353 million of designated accounts receivable until November 2000. At March 31, 1999, the Company had sold a $353 million interest in accounts receivable, consisting of a $289 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $64 million interest in special agreement accounts receivable which are accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $353 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. The Company, at March 31, 1999, met such requirements. At March 31, 1999, the average annual service-charge rate, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.05%.


6.   COMMITMENTS AND CONTINGENCIES
     For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

     At March 31, 1999, the Company had entered into long-term agreements with unaffiliated utilities to purchase transmission rights. These purchase commitments result in obligations of approximately $47 million in 1999, $88 million in 2000, $22 million in 2001, and $10 million per year in 2002 through 2005.

     The Company has  identified  28 sites where former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of March 31, 1999, the Company had accrued $59 million for environmental investigation and remediation costs, including $33 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

     On April 23, 1999, the Company and Grays Ferry Cogeneration Partnership (Grays Ferry) entered into a final settlement of litigation. The settlement results in a restructuring of the power purchase agreement between the Company and Grays Ferry. The settlement also provides for the transfer of the Company's interest in the partnership to the partnership. Accordingly, the

Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest and a reserve of $11.8 million related to the power purchase agreement. The charge for the partnership interest transfer is recorded in Other Income and Deductions and the reserve related to power purchase agreement is recorded in Fuel and Energy Interchange Expense on the Company's Statement of Income for the three months ended March 31, 1999. The settlement also resolves the litigation with Westinghouse Power Generation and The Chase Manhattan Bank.

7.   NEW ACCOUNTING PRONOUNCEMENTS
     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. The new standard will be effective for fiscal years beginning after June 15, 1999. The Company expects to adopt SFAS No. 133 in the first quarter of 2000. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.

     In November 1998, the FASB's Emerging Issues Task Force (EITF) issued EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." EITF 98-10 outlines attributes that may be indicative of an energy trading operation and gives further guidance on the accounting for contracts entered into by an energy trading operation. This accounting guidance requires mark-to-market accounting for contracts considered to be a trading activity. EITF 98-10 is applicable for fiscal years beginning after December 15, 1998 with any impact recorded as a cumulative effect adjustment through retained earnings at the date of adoption.

     The Company's wholesale marketing operations enter into long-term and short-term commitments to purchase and sell energy and energy-related products with the intent and ability to deliver or take delivery. The objective of the long-term commitments is to establish a generation base that allows the Company to meet the physical supply and demand requirements of a national wholesale electric marketplace through scheduled, real-time delivery of electricity. The Company utilizes short-term energy commitments and contracts entered into in the over-the-counter market to economically hedge seasonal and operational risks associated with peak demand periods and generation plant outages.

     At March 31, 1999, the Company reviewed the criteria indicative of an energy trading operation as outlined in EITF 98-10 against the objectives and intent of the Company's wholesale marketing operation's activities. The Company concluded that none of the activities of its marketing operation are trading activities and therefore not subject to EITF 98-10 or mark-to-market accounting.

     The Company records revenues and expenses with the energy commitments consistent with when the underlying physical transaction closes. Additionally, the Company evaluates its energy commitments for impairment based on the lower of cost or market. At March 31, 1998, the Company concluded that no energy commitments were impaired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Retail competition for electric generation services began in Pennsylvania on January 1, 1999. During 1999, two-thirds of each class of the Company's retail electric customers in its traditional service territory will have a right to choose their generation suppliers. Effective January 2, 2000, all of the Company's retail electric customers in its traditional service territory will have the right to choose their generation suppliers. At March 31, 1999 approximately 13% of the Company's residential customers, approximately 22% of its commercial customers and approximately 56% of its industrial customers had selected an alternate energy supplier. As of that date, Exelon Energy, the Company's alternative energy supplier, was providing electric generation service to approximately 138,000 business and residential customers throughout Pennsylvania.

     Effective January 1, 1999, the Company reduced its retail electric rates for all customers by 8%. On that date, the Company began recovering its stranded costs through the collection of competitive transition charges from all customers. On March 25, 1999, PECO Energy Transition Trust (PETT), a wholly owned subsidiary of the Company, issued $4 billion of PECO Energy Transition
Trust Transition Bonds to securitize a portion of the Company's stranded cost recovery.

     The Company expects that competition for both retail and wholesale generation services will substantially affect its future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook," incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     During the first quarter of 1999, the Company completed the redesign of its internal reporting structure to separate its distribution, generation, and ventures operations into business units and provide financial and operational data on the same basis to senior management. The Company's distribution business unit includes its electric transmission and distribution services, regulated retail sales of generation services and retail gas businesses. The Company's generation business unit includes the operation of its generating assets and its power marketing group. The Company's ventures business unit includes its unregulated retail energy supplier, infrastructure services business and its telecommunications equity investments.


RESULTS OF OPERATIONS

     The Company's Statements of Income for the three months ended March 31, 1998 reflect the reclassification of the results of operations of Exelon Energy, from Other Income and Deductions.

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                               Percentage Dollar Changes
      1999     1998                                            1999-1998
      ----     ----                                            ---------

       83%      84%           Electric                            4%
       17%      16%           Gas                                16%
     ----     ----
      100%     100%           Total Operating Revenues            6%
     ----     ----

       37%      32%           Fuel and Energy Interchange        21%
       23%      24%           Operating and Maintenance          (2%)
        4%      13%           Depreciation and Amortization     (62%)
        6%       7%           Taxes Other Than Income            (8%)
     ----     ----
       70%      76%           Total Operating Expenses           (2%)
     ----     ----

       30%      24%           Operating Income                   30%
     ----     ----

       (7%)     (8%)          Interest Expense                  (12%)
       (3%)     (1%)          Other Income and Deductions      (241%)
     ----     ----
       20%      15%           Income Before Income Taxes         36%
        8%       6%           Income Taxes                       43%
     ----     ----
       12%       9%           Net Income                         32%
     ----     ----

Operating Revenues
     Electric revenues increased $36 million, or 4%, for the three months ended March 31, 1999 compared to the same 1998 period. The increase was attributable to higher revenues from the ventures business unit of $88 million and the generation business unit of $19 million, partially offset by lower revenues at the distribution business unit of $71 million. The increase from the ventures business unit was primarily from increased volume in Pennsylvania resulting from the commencement of the sale of competitive electric generation services by Exelon Energy. The increase from the generation business unit was attributable to the marketing of excess generation capacity as a result of lower native load requirements as a result of competition. The decrease from the distribution business unit was attributable to $68 million as a result of lower volume associated with the effects of competition and $56 million related to the 8% across-the-board rate reduction mandated by the Final Restructuring Order. These decreases were partially offset by $36 million of PJM Interconnection LLC (PJM) network transmission service revenue which commenced April 1, 1998 and $17 million related to increased sales volume from colder weather conditions. Stranded cost recovery is included in the Company's retail electric rates beginning January 1, 1999.

     Gas revenues increased $30 million, or 16%, for the three months ended March 31, 1999 compared to the same 1998 period. The increase was primarily attributable to increased volume as a result of colder weather conditions of $20 million and increased volume from new customers of $10 million.

Fuel and Energy Interchange Expense
     Fuel and energy interchange expense increased $82 million, or 21%, for the three months ended March 31, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 37% as compared to 32% in the comparable prior year period. These increases were attributable to higher fuel and energy interchange expenses from the ventures business unit of $69 million and the distribution business unit of $63 million, partially offset by lower fuel and energy interchange expenses of $50 million at the generation business unit. The increase from the ventures business unit was primarily from increased volume related to Exelon Energy sales. The increase from the distribution business unit was primarily attributable to $27 million of PJM network transmission service fees which commenced April 1, 1998, $26 million of purchases in the spot market and $10 million of additional gas purchases as a result of higher volume associated with colder weather. The decrease from the generation business unit was primarily attributable to $78 million of lower fuel purchases as a result of the effects of competition experienced by the distribution business unit. This increase was partially offset by a $12 million reserve related to the Grays Ferry power purchase agreement and fuel savings of $16 million from the full return to service of the Salem Generating Station (Salem) in April 1998 which decreased the need to purchase power to replace the output from these units.

Operating and Maintenance Expense
     Operating and maintenance expense increased $6 million, or 2% for the three months ended March 31, 1999 compared to the same 1998 period. The increase was primarily attributable to increased information technology expenses related to Year 2000 remediation of $12 million partially offset by lower expenses at the generation business unit of $8 million as a result of the full return to service of Salem in April 1998. As a percentage of revenue, operating and maintenance expenses were 23% as compared to 24% in the comparable prior year period.

Depreciation and Amortization Expense
     Depreciation and amortization expense decreased $98 million, or 64%, for the three months ended March 31, 1999 compared to the same 1998 period. As a percentage of revenue, depreciation and amortization expense was 4% as compared to 13% in the comparable prior year period. The decrease was associated with the December 1997 restructuring charge through which the Company wrote down a significant portion of its generating plant and regulatory assets. In connection with this restructuring charge, the Company established a regulatory asset, Deferred Generation Costs Recoverable in Current Rates of $424 million, which was fully amortized in 1998, and an additional regulatory asset, Competitive Transition Charge (CTC) of $5.26 billion which will begin to be amortized in accordance with the terms of the Final Restructuring Order in 2000. For additional information, see "PART I, ITEM 1. - BUSINESS - Deregulation and Rate Matters," in the Company's 1998 Annual Report on Form 10-K.

Taxes Other Than Income
     Taxes other than income decreased $7 million, or 8%, for the three months ended March 31, 1999 compared to the same 1998 period. As a percentage of revenue, taxes other than income were 6%, as compared to 7%, in the comparable prior year period. The decrease was attributable to lower gross receipts tax of $3 million and lower capital stock tax of $4 million.

Interest Charges
     Interest charges consist of interest expense, distributions on Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMPRS) and Allowance for Funds Used During Construction (AFUDC). Interest charges decreased $11 million, or 12%, for the three months ended March 31, 1999 compared to the same 1998 period. As a percentage of revenue, interest charges were 7% as compared to 8% in the comparable prior year period. The Company's ongoing program to reduce and/or refinance higher cost, long-term debt reduced interest charges by $16 million. This decrease was partially offset by interest on the Transition Bonds of $5 million.

Other Income and Deductions
     Other income and deductions excluding interest charges was a loss of $42 million for the three months ended March 31, 1999 as compared to a loss of $13 million in the same 1998 period. The decrease of $29 million was primarily attributable to the write-off of the investment in Grays Ferry in connection with the settlement of litigation of $15 million, the abandonment of an information system of $7 million and additional losses from equity investments in telecommunications ventures and non-utility operations of $7 million. As a percentage of revenue, other income and deductions were 3% as compared to 1% in the comparable prior year period.

Income Taxes
     The effective tax rate was proportionate to the statutory rate for the three months ended March 31, 1999 as compared to 38% in the same 1998 period. The effective tax rate for the three months ended March 31, 1998 was disproportionate to the statutory rate as a result of the full normalization of deferred taxes associated with deregulated generation plant and amortization of investment tax credits.

Preferred Stock Dividends
     Preferred stock dividends for the three months ended March 31, 1999 were consistent with the same 1998 period.


DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES
     Cash flows provided by operating activities decreased $49 million to $182 million for the three months ended March 31, 1999 as compared to $231 million in the same 1998 period. The decrease was primarily attributable to less cash generated by operations of $66 million, changes in working capital of $55 million principally related to the timing of gross receipts tax, partially offset by other items affecting operations of $72 million, principally consisting of the deferred gain on the unwinding of interest rate swaps associated with the issuance of Transition Bonds.

     Cash flows used by investing activities were $82 million for the three months ended March 31, 1999 as compared to $128 million in the comparable 1998 period. Expenditures under the Company's construction program decreased to $77 million in the current period.

     Cash flows provided by financing activities were $2,555 million as compared to cash used in financing activities of $82 million in the comparable prior year period. The increase was attributable to the issuance of $4 billion of Transition Bonds by PETT partially offset by the repayment of short-term and long-term debt aggregating $720 million and the settlement of the Company's common stock forward purchase contract for $696 million.

     On March 25, 1999, PETT issued $4 billion of its Transition Bonds to securitize a portion of the Company's authorized stranded cost recovery. The Transition Bonds are solely obligations of PETT, secured by the Intangible Transition Property (ITP) sold by the Company to PETT. Upon issuance of the Transition Bonds, a portion of the competitive transition charges to be collected by the Company to recover stranded costs was designated as Intangible Transition Charges (ITC). The ITC is an irrevocable non-bypassable usage based charge that is calculated to allow for the recovery of debt service and costs related to the issuance of the Transition Bonds. The ITC will be allocated from CTC and from variable distribution charges (both of which are usage-based charges).

     PETT used the $3.99 billion of proceeds of the Transition Bonds to purchase the ITP from the Company. Although the Transition Bonds are solely obligations of PETT, they are included in the consolidated long-term debt of the Company. In accordance with the terms of the Competition Act, the Company is utilizing the proceeds principally to reduce stranded costs and capitalization. The Company currently plans to reduce its capitalization in the following proportions: fixed and floating-rate debt, 50%; preferred securities, 7%; common equity, 43%. Concurrently with the issuance of the Transition Bonds, the Company repaid a $400 million term loan, $208 million of commercial paper and $48 million of accounts receivable financing and repurchased 21.5 shares of common stock pursuant to forward repurchase arrangements for an aggregate purchase price of $696 million. The Company also called for redemption $ 775 million of its First Mortgage Bonds as follows: 7.75% Series due 2023, 7.25% Series due 2024 and 7.125% Series due 2023 on April 26, 1999 and 7.75% Series 2 due 2023 on May 3, 1999. The Company also plans to call for redemption its COMRPS 9% Series due 2043 on August 1, 1999. The Company currently anticipates that it will complete the repurchase of common equity through open market purchases from time to time in compliance with Securities and Exchange Commission rules. The number of shares purchased and the timing and manner or purchases are dependent upon market conditions.

     Although the Company has sold the ITP to PETT, the ITC revenue, as well as all interest expense and amortization expense associated with the Transition Bonds, will be reflected on the Company's Consolidated Statement of Income. The combined schedule for amortization of the CTC and ITC assets will be in accordance with the amortization schedule set forth in the Final Restructuring Order. As a result of the issuance of the Transition Bonds and the proposed capital reduction by the Company, the Company expects its debt-to-total capital ratio to be 60% upon completion of the application of the proceeds from the securitization. The Company currently projects that it will complete the majority of the targeted debt and preferred security reductions by August 1, 1999. The weighted average cost of debt and preferred securities to be retired is approximately 6.8%. The additional interest expense associated with the Transition Bonds, which have an effective interest rate of approximately 5.8%, will be partially offset by the anticipated interest savings associated with the debt and preferred securities that will be retired. The Company currently estimates that the impact of additional expense, combined with the anticipated reduction in common equity, will result in earnings per share benefits of approximately $.15 and $.50 in 1999 and 2000, respectively. These estimated earnings per share could change and are largely dependent upon the timing and price of common stock repurchases.

     At March 31, 1999, the Company had outstanding $68 million of notes payable, all of which were commercial paper. In addition, at March 31, 1999, the Company had formal and informal lines of bank credit aggregating $100 million. At March 31, 1999, the Company had no short-term investments.

     On May 3, 1999, Standard & Poor's upgraded its ratings on the Company's overall corporate credit to "A-" from "BBB+", first and refunding mortgage bonds and collateralized medium-term notes to "A" from "BBB+", hybrid preferred securities, capital trust securities and preferred stock to "BBB" from "BBB-".


YEAR 2000 READINESS DISCLOSURE
     Due to the severity of the potential impact of the Year 2000 Issue (Y2K Issue) on the electric utility industry, the Company has adopted a comprehensive schedule to achieve Y2K readiness by the time specified by the NRC. The Company has dedicated extensive resources to its Y2K Project (Project) and believes the Project is progressing on schedule. The Project is addressing the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates. Any of the Company's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, a temporary inability to process transactions, send bills, operate generating stations, or engage in similar normal business activities.

     The Company has determined that it will be required to modify, convert or replace significant portions of its software and a subset of its system hardware and embedded technology so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications, conversions and replacements the effect of the Y2K Issue on the Company can be mitigated. If such modifications, conversions and replacements are not made, or are not completed in a timely manner, the Y2K Issue could have a material impact on the operations and financial condition of the Company. The costs associated with this potential impact are not presently quantifiable. The Company is utilizing both internal and external resources to reprogram, or replace and test software and computer systems for the Project. The Project is scheduled for completion by July 1, 1999, except for a small number of modifications, conversions or replacements that are impacted by PUC changes, vendor dates and/or are being incorporated into scheduled plant outages between July and November 1999.

     The Project is divided into four major sections - Information Technology Systems (IT Systems), Embedded Technology (devices used to control, monitor or assist the operation of equipment, machinery or plant), Supply Chain (third-party suppliers and customers), and Contingency Planning. The general phases common to all sections are: (1) inventorying Y2K items; (2) assigning priorities to identified items; (3) assessing the Y2K readiness of items determined to be material to the Company; (4) converting material items that are determined not to be Y2K ready; (5) testing material items; and (6) designing and implementing contingency plans for each critical Company process. Material items are those believed by the Company to have a risk involving the safety of individuals, may cause damage to property or the environment, or affect revenues.

     The IT Systems section includes both the conversion of applications software that is not Y2K ready and the replacement of software when available from the supplier. The Project has identified 363 critical systems of which 226 are IT Systems. The current readiness status of IT Systems is set forth below:

Number of Systems   Progress Status
-----------------   ---------------
     151 Systems    Y2K Ready
      49 Systems    In Testing
      26 Systems    In Active Code Modification, or
                    Package Upgrading

     The Company has been experiencing slippage in delivery dates of vendor supplied products which may have a minor impact on the July 1, 1999 target completion date. Contingency planning for IT Systems is scheduled to be completed by July 1, 1999.

     The remaining 137 systems are the Embedded Systems consisting of hardware and systems software other than IT Systems. The current readiness status of those systems is set forth below:

Number of Systems   Progress Status
-----------------   ---------------
      78 Systems    Y2K Ready
      25 Systems    In Final Quality Review
      29 Systems    In Progress
       5 Systems    Not Started

Contingency planning for Embedded Technology is scheduled to be completed by July 1, 1999.

     The Supply Chain section includes the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K Issue. The process of evaluating critical suppliers was completed on March 31, 1999. The Company is currently working with critical suppliers on contingency plans which are scheduled to be completed by July 1, 1999.

     In addition to addressing contingency plans with key suppliers, the Company is currently developing contingency plans to address how to respond to internal events which may disrupt normal operations. These plans address Y2K risk scenarios that cross departments and business units. Emergency plans already exist that cover various aspects of the Company's business. These plans are being reviewed and updated to address the Y2K Issue. The Company is also participating in industry contingency planning efforts.

     The estimated total cost of the Project is $75 million, the majority of which will be incurred during testing. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Project through March 31, 1999 was $33 million. The Company expects to fund the Project from operating cash flows. The Company's failure to become Y2K ready could result in an interruption in or a failure of certain normal business activities or operations. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely or with which they communicate will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, will not have a material adverse effect on the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company is currently developing contingency plans to address how to respond to events that may disrupt normal operations, including activities with PJM. The costs of the
Project  and  the  date  on  which  the  Company   plans  to  complete  the  Y2K
modifications are based on estimates, that were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors, such as regulatory requirements that impact key systems. There can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer programs and microprocessors.

     The Project is expected to significantly reduce the Company's level of uncertainty about the Y2K Issue. The Company believes that the completion of the Project, as scheduled, minimizes the possibility of significant interruptions of normal operations.

     On July 17, 1998, an order was entered by the PUC instituting a formal investigation by the Office of Administrative Law on Year 2000 compliance by jurisdictional fixed utilities and mission-critical service providers such as the PJM. The order requires, (1) a written response to a list of compliance program questions by August 6, 1998 and, (2) all jurisdictional fixed utilities be Year 2000 compliant by March 31, 1999 or, if a utility determines that mission-critical systems cannot be Year 2000 compliant on or before March 31, 1999, the utility is required to file a detailed contingency plan. The PUC adopted the federal government's definition for Year 2000 compliance and further defined Year 2000 compliance as a jurisdictional utility having all mission-critical Year 2000 hardware and software updates and/or replacements installed and tested on or before March 31, 1999. On August 6, 1998, the Company filed its written response, in which the Company stated that with a few carefully-assessed and closely-managed exceptions, the Company will have all mission-critical systems Year 2000 ready by June 1999. Pursuant to the formal investigation on Year 2000 compliance, the Company presented testimony before the PUC on November 20, 1998.

     On February 19, 1999, the PUC issued a Secretarial Letter notifying the Company that it had hired a consultant to perform an assessment of the Company and thirteen other utilities to evaluate the accuracy of their responses to the compliance program questions and testimony provided before the PUC. The Company complied with the PUC's directive in the Secretarial

Letter to file updated written responses to compliance questions by March 8, 1999, and to meet with the consultant during a one-day on-site review session on March 8, 1999. On March 31, 1999, the Company filed contingency plans with the PUC for its mission-critical systems scheduled to be ready after the March 31, 1999 deadline.

     On May 11, 1998, the NRC issued a generic letter requiring all nuclear plant operators to provide the NRC with the following information concerning the operators' programs, planned or implemented, to address Year 2000 computer and system issues at its facilities: (1) submission of a written response within 90 days, indicating whether the operator has pursued and continues to pursue implementation of Year 2000 programs and addressing the program's scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance, and (2) submission of a written response, no later than July 1, 1999, confirming that such facilities are Year 2000 ready, or will be Year 2000 ready, by the year 2000 with regard to compliance with the terms and conditions of the license(s) and NRC regulations. On July 30, 1998, the Company filed its 90-day required written response indicating that the Company has pursued and is continuing to pursue a Year 2000 program which is similar to that outlined in Nuclear Utility Year 2000 Readiness, NEI/NUSMG 97.07.

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


FORWARD-LOOKING STATEMENTS
     Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, including the estimated earnings per share benefits of the application of the Transition Bond proceeds for 1999 and 2000, and accordingly, are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 2, 6 and 7 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. The fair value of $5 million was based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at March 31, 1999.

     The aggregate change in fair value of these derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 1999 is estimated to be $ 38.2 million. If the derivative instruments had been terminated at March 31, 1999, this estimated fair value represents the amount to be paid by the Company to the counterparties.

     The aggregate change in fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 1999 is estimated to be $45.9 million. If the derivative instruments had been terminated at March 31, 1999, this estimated fair value represents the amount to be paid by the counterparties to the Company.

     The Company's growing market share in the retail and wholesale electric marketplace increases the Company's reliance on the efficient operation of its generating units. The Company's ability to fully capitalize on volatile wholesale market prices is also dependent on the performance of the Company's generating units.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
     As previously reported, on April 9, 1998, Grays Ferry Cogeneration Partnership (Grays Ferry), two of three partners of Grays Ferry and Trigen-Philadelphia Energy Corporation, filed a complaint in Philadelphia County Court of Common Pleas against the Company arising out of the Company's termination of two power purchase agreements that the Company had entered into with Grays Ferry.

     On April 23, 1999, the Company and Grays Ferry entered into a final settlement of the litigation. The settlement results in the restructuring of a power purchase agreement through which the Company is currently purchasing energy and capacity. The settlement also provides for the transfer of the Company's interest in the partnership to the partnership. Accordingly, the Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest and a reserve of $11.8 million related to the power purchase agreement. The settlement also resolves the litigation with Westinghouse Power Generation and The Chase Manhattan Bank.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On  April  27,  1999,   the  Company  held  its  1999  Annual   Meeting  of
Shareholders.

     The following Class III directors of the Company were re-elected for terms expiring in 2002:

                                     Votes For             Votes Withheld
                                     ---------             --------------
Daniel L. Cooper                    180,230,306               1,936,445
M. Walter D'Alessio                 180,150,467               2,096,123
Ronald Rubin                        180,162,063               2,072,931

     The incumbent Class II directors, with terms expiring in 2001, are Susan W. Catherwood, G. Fred DiBona, Jr., R. Keith Elliott, John M. Palms and Joseph F. Paquette, Jr. The incumbent Class I directors with terms expiring in 2000, are Richard H. Glanton, Rosemarie B. Greco, Corbin A. McNeill, Jr. And Robert Subin. Other items voted on by holders of common stock at the Annual Meeting were as follows:
(1) The appointment of the firm PricewaterhouseCoopers, LLP, independent certified public accountants, as auditors of the Company for 1999, was approved with 180,396,466 common shares (80.2% of common shares outstanding) voting for; 650,651 common shares (0.3% of common shares outstanding) voting against; and 1,019,788 common shares (0.5% of common shares outstanding) abstaining;
(2) A shareholder proposal requesting the Company to establish a firm policy to refuse to use mixed-oxide fuel in the Company's nuclear reactors was defeated with 7,482,482 common shares (3.3% of common shares outstanding) voting for; 129,078,299 common shares (57.4% of common shares outstanding) voting against; 10,074,011 common shares (4.5% of common shares outstanding) abstaining; and 35,432,113 common shares (15.8% of common shares outstanding) broker votes.

ITEM 5.  OTHER INFORMATION

     As previously reported in the 1998 Form 10-K, the NRC issued a confirmatory order modifying the license for Limerick Generating Station (Limerick) Units No. 1 and No. 2 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the April 1999 refueling outage of Limerick Unit No. 2. By letter dated May 3, 1999, the NRC approved the Company's request to extend the completion of thermo-lag corrective actions at Limerick until September 30, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     27       -        Financial Data Schedule.

(b)  Reports on Form 8-K filed during the reporting period:

     Report,  dated  March 8, 1999  reporting  information  under "ITEM 5. OTHER
         EVENTS" regarding the denial of an intervenor's petition for certiorari by the United States Supreme Court.

     Report,  dated March 25, 1999  reporting  information  under "ITEM 5. OTHER
         EVENTS" regarding the securitization of $4 billion of the Company's recoverable stranded costs through the issuance of $4 billion of Transition Bonds by PECO Energy Transition Trust, an independent special purpose entity formed by the Company.

     Reports on Form 8-K filed subsequent to the reporting period:

     Report,  dated April 15, 1999  reporting  information  under "ITEM 5. OTHER
         EVENTS" regarding AmerGen Energy Company, LLC, the joint venture between the Company and British Energy, Inc., signing an interim agreement to purchase the Clinton Nuclear Power Station from Illinois Power (IP), a subsidiary of Illinova Corporation.

                                   Signatures

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       PECO ENERGY COMPANY
                                       /s/ Jean H. Gibson
                                       ------------------
                                       JEAN H. GIBSON
                                       Vice President and
                                       Controller
                                       (Chief Accounting Officer)

Date:  May 14, 1999