Form 10-Q/A
period 1999-03-31
PECO ENERGY CO
filed 1999-05-18
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q/A
                                Amendment No. 1

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

     PECO Energy Company, with this Form 10-Q/A, hereby changes the signatory of this Form 10-Q from Jean H. Gibson, Vice President and Controller, to Michael J. Egan, Senior Vice President and Chief Financial Officer.


                                   Signatures

     Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    PECO ENERGY COMPANY
                                    /s/ Michael J. Egan
                                    -------------------------
                                    MICHAEL J. EGAN
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Date:  May 18, 1999