Form 10-Q
period 1999-09-30
PECO ENERGY CO
filed 1999-11-15
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

         The Company had 185,786,206 shares of common stock outstanding on November 5, 1999.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Millions of Dollars, Except Per Share Data)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                            1999          1998            1999           1998
OPERATING REVENUES
     Electric                                          $   1,681.9    $   1,736.3    $   3,826.2    $   3,871.1
     Gas                                                      49.9           49.2          356.4          319.8
                                                       -----------    -----------    -----------    -----------

TOTAL OPERATING REVENUES                                   1,731.8        1,785.5        4,182.6        4,190.9
                                                       -----------    -----------    -----------    -----------
OPERATING EXPENSES
     Fuel and Energy Interchange                             774.2          732.9        1,739.6        1,476.1
     Operating and Maintenance                               329.3          298.3          963.7          837.5
     Depreciation and Amortization                            57.1          153.2          171.0          468.8
     Taxes Other Than Income                                  75.3           52.3          195.8          206.2
                                                       -----------    -----------    -----------    -----------
                                                           1,235.9        1,236.7        3,070.1        2,988.6
                                                       -----------    -----------    -----------    -----------
OPERATING INCOME                                             495.9          548.8        1,112.5        1,202.3
                                                       -----------    -----------    -----------    -----------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                       (108.3)         (81.9)        (296.1)        (252.9)
     Company Obligated Mandatorily Redeemable
        Preferred Securities of a  Partnership                (3.9)          (7.4)         (18.7)         (23.3)
     Allowance for Funds Used During Construction             (0.3)           0.9            1.8            2.2
     Equity in Losses of Unconsolidated Affiliates            (5.5)         (14.5)         (28.4)         (40.2)
     Other, Net                                               (6.1)           2.4          (23.0)         (11.6)
                                                       -----------    -----------    -----------    -----------

TOTAL OTHER INCOME AND DEDUCTIONS                           (124.1)        (100.5)        (364.4)        (325.8)
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                        371.8          448.3          748.1          876.5

INCOME TAXES                                                 138.7          174.6          277.7          337.7
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                             233.1          273.7          470.4          538.8

EXTRAORDINARY ITEM - NET OF INCOME TAXES                        --             --          (26.7)            --
                                                       -----------    -----------    -----------    -----------

NET INCOME                                                   233.1          273.7          443.7          538.8

PREFERRED STOCK DIVIDENDS                                      2.9            3.2            9.5            9.8
                                                       -----------    -----------    -----------    -----------

EARNINGS APPLICABLE TO COMMON STOCK                    $     230.2    $     270.5    $     434.2    $     529.0
                                                       ===========    ===========    ===========    ===========

AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING (Millions)                                    186.6          223.1          200.5          222.8
                                                       ===========    ===========    ===========    ===========

EARNINGS PER AVERAGE COMMON SHARE:
  BASIC:
     Income Before Extraordinary Item                  $      1.23    $      1.21    $      2.30    $      2.37
     Extraordinary Item                                         --             --          (0.13)            --
                                                       -----------    -----------    -----------    -----------
     Net Income                                        $      1.23    $      1.21    $      2.17    $      2.37
                                                       ===========    ===========    ===========    ===========
  DILUTED:
     Income Before Extraordinary Item                  $      1.22    $      1.20    $      2.28    $      2.36
     Extraordinary Item                                         --             --          (0.13)            --
                                                       -----------    -----------    -----------    -----------
     Net Income                                        $      1.22    $      1.20    $      2.15    $      2.36
                                                       ===========    ===========    ===========    ===========


DIVIDENDS PER AVERAGE COMMON SHARE                     $      0.25   $       0.25    $      0.75    $      0.75
                                                       ===========   ============    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                          September 30,      December 31,
                                                              1999               1998
                                                          (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                    $   3,912.1      $   3,833.8
Electric - Generation                                         1,748.5          1,713.4
Gas                                                           1,161.5          1,132.0
Common                                                          403.4            407.3
                                                          -----------      -----------
                                                              7,225.5          7,086.5
Less Accumulated Provision for Depreciation                   3,062.7          2,891.3
                                                          -----------      -----------
                                                              4,162.8          4,195.2
Nuclear Fuel, net                                               285.7            141.9
Construction Work in Progress                                   396.8            272.6
Leased Property, net                                              0.5            154.3
                                                          -----------      -----------

                                                              4,845.8          4,764.0
                                                          -----------      -----------


CURRENT ASSETS
Cash and Cash  Equivalents                                      641.8             48.1
Accounts Receivable, net
     Customer                                                   216.6             97.5
     Other                                                      415.5            213.2
Inventories, at average cost
     Fossil Fuel                                                 81.0             92.3
     Materials and Supplies                                      99.7             82.1
Other                                                            70.8             19.0
                                                          -----------      -----------

                                                              1,525.4            552.2
                                                          -----------      -----------

DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                                 5,274.6          5,274.6
Recoverable Deferred Income Taxes                               623.0            614.4
Deferred Non-Pension Postretirement Benefits Costs               86.0             90.9
Investments                                                     604.5            538.1
Loss on Reacquired Debt                                          72.3             77.2
Other                                                           131.9            107.1
                                                          -----------      -----------

                                                              6,792.3          6,702.3
                                                          -----------      -----------

TOTAL                                                     $  13,163.5      $  12,018.5
                                                          ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.
                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)

                                                                            September 30,       December 31,
                                                                                1999                1998
                                                                            (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity:
     Common Stock (No Par)                                                $    3,617.7        $    3,589.0
     Other Paid-In Capital                                                         1.2                 1.2
     Accumulated Deficit                                                        (238.8)             (532.9)
     Treasury Stock                                                           (1,507.3)                 --

Preferred and Preference Stock:
     Without Mandatory Redemption                                                137.5               137.5
     With Mandatory Redemption                                                    55.6                92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                       128.1               349.4
Long-Term Debt                                                                 6,051.3             2,919.6
                                                                          --------------      --------------
                                                                               8,245.3             6,556.5
                                                                          --------------      --------------

CURRENT LIABILITIES
Notes Payable, Bank                                                              121.8               525.0
Long-Term Debt Due Within One Year                                               146.2               361.5
Capital Lease Obligations Due Within One Year                                     --                  69.0
Accounts Payable                                                                 373.4               316.2
Taxes Accrued                                                                    254.3               170.5
Interest Accrued                                                                  70.2                61.5
Deferred Income Taxes                                                              2.8                14.1
Deferred Energy Costs - Gas                                                       13.5               (29.9)
Other                                                                            196.0               217.4
                                                                          --------------      --------------
                                                                               1,178.2             1,705.3
                                                                          --------------      --------------

DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                          0.5                85.3
Deferred Income Taxes                                                          2,382.6             2,376.9
Unamortized Investment Tax Credits                                               289.3               300.0
Pension Obligation                                                               220.1               219.3
Non-Pension Postretirement Benefits Obligation                                   442.8               421.1
Other                                                                            404.7               354.1
                                                                          --------------      --------------
                                                                               3,740.0             3,756.7
                                                                          --------------      --------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

TOTAL                                                                     $   13,163.5        $   12,018.5
                                                                          ==============      ==============

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                 Nine Months Ended September 30,

                                                                    1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                       $    443.7       $    538.8
EXTRAORDINARY ITEM, NET OF INCOME TAXES                                26.7               --
                                                                 ----------       ----------

INCOME BEFORE EXTRAORDINARY ITEM                                      470.4            538.8

Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                         245.6            514.2
Deferred Income Taxes                                                 (14.5)           (55.8)
Amortization of Investment Tax Credits                                (10.7)           (13.6)
Deferred Energy Costs                                                  43.3             17.7
Amortization of Debt Discount/Premium                                   2.8             --
Changes in Working Capital:
     Accounts Receivable                                             (313.8)          (154.1)
     Inventories                                                       (6.3)             4.2
     Accounts Payable                                                  57.1            (18.8)
     Other Current Assets and Liabilities                              41.6            120.1
Other Items Affecting Operations                                      103.6             96.4
                                                                 ----------       ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                           619.1          1,049.1
                                                                 ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                  (361.5)          (316.9)
Increase in Investments                                               (80.1)           (40.0)
                                                                 ----------       ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (441.6)          (356.9)
                                                                 ----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Long-Term Debt                                          3,996.8              9.8
Common Stock Repurchase                                            (1,507.3)            --
Debt Repayments                                                    (1,236.4)          (265.8)
Change in Short-Term Debt                                            (403.2)          (285.5)
Dividends on Preferred and Common Stock                              (159.5)          (176.9)
Issuance of COMRPS                                                     --               78.1
Retirement of COMRPS                                                 (221.3)           (80.9)
Retirement of Mandatorily Redeemable Preferred Stock                  (37.1)            --
Issuance of Common Stock                                               13.9             46.4
Other Items Affecting Financing                                       (29.7)            (6.9)
                                                                 ----------       ----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES             416.2           (681.7)
                                                                 ----------       ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 593.7             10.5
                                                                 ----------       ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       48.1             33.4
                                                                 ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    641.8       $     43.9
                                                                 ==========       ==========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of September 30, 1999 and for the three and nine months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial
Statements in the Company's 1998 Annual Report to Shareholders, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.


2. MERGER WITH UNICOM CORPORATION
         On September 22, 1999, the Company along with its wholly owned subsidiary (Newco) and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger (Merger Agreement) providing for a merger of equals. The Merger Agreement has been unanimously approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror.

         The Merger Agreement was filed by the Company with the Securities and Exchange Commission (SEC) as an exhibit to the Form 8-K filed September 29, 1999. The following description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the Merger Agreement.

         The Merger Agreement provides for (a) the mandatory exchange of the outstanding common stock, no par value, of the Company for common stock of Newco (Newco Common Stock) or cash (the Share Exchange) and (b) the merger of Unicom with and into Newco (the Merger and together with the Share Exchange, the Merger Transaction). In the Merger, holders of the outstanding common stock, no par value, of Unicom (Unicom Common Stock) will exchange their shares for Newco
Common  Stock  or  cash.  The  cash   consideration   option  available  to  the
shareholders of the Company and Unicom is limited to $750 million for each companies' common stock. As a result of the Share Exchange, the Company will become a wholly owned subsidiary of Newco. As a result of the Merger, Unicom will cease to exist and its subsidiaries, including Commonwealth Edison Company, an Illinois corporation (ComEd), will become subsidiaries of Newco. Thus, following the Merger Transaction, Newco will be a holding company with two principal utility subsidiaries, ComEd and the Company.

         The Merger Transaction is conditioned, among other things, upon the approvals of the common shareholders of both companies and the completion of regulatory procedures with the appropriate regulatory agencies. The companies intend to register Newco as a holding company with the SEC under the Public Utility Holding Company Act of 1935.

3. TRANSITION BONDS
         On March 25, 1999, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued $4 billion aggregate principal amount of Transition Bonds (Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. The Transition Bonds are solely obligations of PETT, secured by Intangible Transition Property sold by the Company to PETT concurrently with the issuance of the Transition Bonds and certain other collateral related thereto.

The terms of the Transition Bonds are as follows:

                       Approximate
                       Face Amount          Bond            Expected                   Final
         Class         (millions)           Rates           Maturity                   Maturity
         A-1           $244.5               5.48%           March 1, 2001              March 1, 2003
         A-2           $275.4               5.63%           March 1, 2003              March 1, 2005
         A-3           $667.0               6.02% (a)       March 1, 2004              March 1, 2006
         A-4           $458.5               5.80%           March 1, 2005              March 1, 2007
         A-5           $464.6               6.10% (a)       September 1, 2007          March 1, 2009
         A-6           $993.4               6.05%           March 1, 2007              March 1, 2009
         A-7           $896.6               6.13%           September 1, 2008          March 1, 2009


         (a) The Class A-3 and A-5 Transition Bonds bear interest at floating rates. The rates provided for each such class above are as of September 30, 1999.

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

         The Company has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. At September 30, 1999, the fair value of these instruments was $75 million based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at that date. A hypothetical 50 basis point increase or decrease in the spot yield at September 30, 1999 would have resulted in an aggregate fair value of these interest rate swaps of $111 million or $36 million, respectively. If the derivative instruments had been terminated at September 30, 1999, these estimated fair values represent the amount to be paid by the counterparties to the Company.

         The net proceeds to the Company from the securitization of a portion of its allowed stranded cost recovery, after payment of fees and expenses and the capitalization of PETT, were approximately $3.95 billion. In accordance with the provisions of the Pennsylvania Electricity

Generation Customer Choice and Competition Act, the Company is utilizing these proceeds principally to reduce its stranded costs and related capitalization. Through September 30, 1999, the Company utilized the net proceeds to repurchase
38.7 million shares of Common Stock for an aggregate purchase price of $1.507 billion; to retire: $811 million of First Mortgage Bonds, a $400 million term loan, $208 million of commercial paper, $150 million of accounts receivable financing, a $139 million capital lease obligation and $37 million of Mandatorily Redeemable Preferred Stock; to redeem $221 million of Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS); and to pay $25 million of debt issuance costs. The remaining proceeds of approximately $450 million are included in cash and cash equivalents at September 30, 1999.

         In the second quarter of 1999, the Company incurred an extraordinary charge of $26.7 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.


4. SEGMENT INFORMATION
         The Company is primarily a vertically integrated public utility that provides retail electric and natural gas service to the public in its traditional service territory and retail electric generation service throughout Pennsylvania pursuant to Pennsylvania's Customer Choice Program. The Company's management has historically managed the Company as a vertically integrated entity by analyzing its results of operations on a consolidated basis with an emphasis on electric and gas operations.

          In 1999, the Company completed the redesign of its internal reporting structure to separate its distribution, generation, and ventures operations into business units and provide financial and operational data on the same basis to senior management. The Company's distribution business unit consists of its electric transmission and distribution services, regulated retail sales of generation services and retail gas sales and services. The Company's generation business unit consists of the operation of its generation assets, its power marketing group and its unregulated retail energy supplier. The Company's ventures business unit consists of its infrastructure services business and its telecommunications equity investments.

         The Company's segment information as of and for the three and nine months ended September 30, 1999 as compared to the same 1998 period is as follows (in millions of dollars):

Quarter Ended September 30, 1999 as compared to the Quarter Ended
September 30, 1998

                                                                                            Intersegment
                    Distribution        Generation         Ventures       Corporate           Revenues         Consolidated
                    ------------        ----------         --------       ---------           --------         ------------
Revenues:
    1999               $  882.1           $1,084.9          $  13.7          $     --           $(248.9)          $1,731.8
    1998               $1,075.5            $ 993.0          $    --          $     --           $(283.1)          $1,785.5
EBIT (a):
    1999                 $382.3            $ 151.6           $( 9.4)         $ ( 40.2)                            $  484.3
    1998                 $500.9            $ 121.3          $( 34.6)         $ ( 50.9)                            $  536.7



Nine Months Ended September 30, 1999 as compared to Nine Months Ended
September 30, 1998

Revenues:
    1999               $2,528.6           $2,267.6          $  15.0          $     --           $(628.6)          $4,182.6
    1998               $2,931.2           $2,022.6          $    --          $     --           $(762.9)          $4,190.9
EBIT (a):
    1999               $1,032.9            $ 197.1          $( 46.2)         $( 122.7)                            $1,061.1
    1998               $1,171.2            $ 212.4          $( 93.3)         $( 139.8)                            $1,150.5
Total Assets:
    1999              $10,642.1(b)        $1,857.9           $238.9            $424.6                            $13,163.5
    1998              $10,001.9           $1,728.7           $222.3            $395.1                            $12,348.0

 (a) EBIT - Earnings Before Interest and Income Taxes.
 (b) Includes $450 million of proceeds from securitization of stranded costs.


5.   EARNINGS PER SHARE
         Diluted earnings per average common share is calculated by dividing earnings applicable to common stock by the average number of shares of common stock outstanding after giving effect to stock options issuable under the Company's stock option plans which are considered to be dilutive common stock equivalents. The following table shows the effect of the stock options issuable under the Company's stock option plans on the average number of shares used in calculating diluted earnings per average common share (in millions of shares):

                                                               Three Months Ended                 Nine Months Ended
                                                                  September 30,                      September 30,
                                                                 --------------                     --------------
                                                          1999                 1998             1999               1998
                                                         -----                 -----            -----             -----
Average Common Shares Outstanding                        186.6                 223.1            200.5             222.8

Assumed Exercise of Stock Options                          1.5                   1.9              1.5               1.7
                                                         -----                 -----            -----             -----

Potential Average Dilutive
  Common Shares Outstanding                              188.1                 225.0            202.0             224.5
                                                         =====                 =====            =====             =====

6. SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $275 million of designated accounts receivable until November 2000. At September 30, 1999, the Company had sold a $275 million interest in accounts receivable, consisting of a $226 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $49 million interest in special agreement accounts receivable which are accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $275 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. The Company, at September 30, 1999, met such requirements. At September 30, 1999, the average annual service rate charged to the Company, computed on a daily basis on the portion of the accounts receivable sold but not yet collected, was 5.22%.


7. AMERGEN ENERGY COMPANY
         AmerGen Energy Company, LLC (AmerGen), the joint venture between the Company and British Energy, plc (British Energy), has entered into agreements to purchase Three Mile Island Unit No. 1 Nuclear Generating Facility, Nine Mile Point Unit 1 Nuclear Generating Facility, a 59% undivided interest in Nine Mile Point Unit 2 Nuclear Generating Facility, Clinton Nuclear Power Station (Clinton) and Oyster Creek Nuclear Generating Facility.


8. CLINTON NUCLEAR POWER STATION
         Under the Amended Management Agreement, effective April 1, 1999 between the Company and Illinois Power (IP) providing for the provision of certain management services by the Company to IP in support of Clinton's outage recovery efforts and operations, the Company is responsible for the payment of all direct operating and maintenance (O&M) costs and direct capital costs incurred by IP and allocable to the operation of Clinton. These costs are reflected in the Company's O&M expenses. IP will continue to pay indirect costs such as pension benefits, payroll taxes and property taxes. Following the restart of Clinton on June 2, 1999, and through December 31, 1999, the Company has agreed to sell 80% of the output of Clinton to IP. The remaining output is being sold by the Company in the wholesale market. Under a separate agreement with the Company, British Energy has agreed to share 50% of the costs and revenues associated with the Amended Management Agreement. In the third quarter and for the nine months ended September 30, 1999, the Company recognized revenue from sales to IP of $47 million and $62 million, respectively, and O&M expenses related to Clinton of $23 million and $48 million, respectively.


9. COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see Note 5 of Notes to Consolidated Financial Statements for the year ended December 31, 1998.

         At September 30, 1999, the Company had entered into long-term agreements with unaffiliated utilities to purchase transmission rights. These purchase commitments result in obligations of approximately $3 million in 1999, $88 million in 2000, $47 million in 2001, $17 million in 2002, $10 million in 2003 and $18 million thereafter.

         The Company has identified 28 sites where former manufactured gas plant
(MGP) activities have or may have resulted in actual site contamination. As of September 30, 1999, the Company had accrued $58 million for environmental investigation and remediation costs, including $32 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         In November 1997, the Company signed an agreement with the Massachusetts Health and Education Facilities Authority (HEFA) to provide power to HEFA's members and employees in anticipation of deregulation of the electricity industry in Massachusetts. In the third quarter of 1999, the Company determined that based upon anticipated prices of energy in Massachusetts through the remaining life of the HEFA contract that it had incurred a loss of approximately $36 million.

         On April 23, 1999, the Company and Grays Ferry Cogeneration Partnership (Grays Ferry) entered into a final settlement of litigation. The settlement resulted in a restructuring of the power purchase agreement between the Company and Grays Ferry. The settlement also required the Company to contribute its partnership interest in Grays Ferry to the remaining partners. Accordingly, in the first quarter, the Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest and a reserve of $11.8 million related to the power purchase agreement. The charge for the partnership interest transfer is recorded in Other Income and Deductions and the reserve related to the power purchase agreement is recorded in Fuel and Energy Interchange Expense on the Company's Statement of Income for the nine months ended September 30, 1999. The settlement also resolved the litigation with Westinghouse Power Generation and The Chase Manhattan Bank.

         During the third quarter of 1999, the Company revised its estimate for losses associated with the Grays Ferry power purchase agreement and reversed approximately $38 million of reserves.

         At December 31, 1998, the Company incurred a charge of $125 million for its Early Retirement and Separation Program relating to 1,157 employees. The reserve for separation benefits was approximately $47 million, of which $24 million was paid through September 30, 1999. Retirement benefits are being paid to the retirees over their lives. Of the 1,157 employees,

344 were eligible for and have taken the retirement incentive program and 401 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.


10. NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," (SFAS No. 137) which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of 2001. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.

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

         As part of its wholesale marketing operations, the Company enters into long-term and short-term commitments to purchase and sell energy and energy-related products with the intent and ability to deliver or take delivery. The objective of the long-term commitments is to establish a generation base that allows the Company to meet the physical supply and demand requirements of a national wholesale electric marketplace through scheduled, real-time delivery of electricity. The Company utilizes short-term energy commitments and contracts, entered into in the over-the-counter market, to economically hedge seasonal and operational risks associated with peak demand periods and generation plant outages.

         The Company reviewed the criteria indicative of an energy trading operation as outlined in EITF 98-10 against the objectives and intent of the Company's wholesale marketing operation's activities. The Company concluded that none of the activities of its marketing operation are trading activities and therefore these activities are not subject to EITF 98-10.

         The Company records revenues and expenses associated with the energy commitments at the time the underlying physical transaction closes. Additionally, the Company evaluates its portfolio of energy commitments for impairment based on the lower of cost or market. At September 30, 1999, the Company concluded that no energy commitments were impaired other than the HEFA and Grays Ferry power purchase agreements as described above.

11. SUBSEQUENT EVENTS

Exelon Infrastructure Services, Inc. Acquisitions
         In October 1999, Exelon Infrastructure Services, Inc. (EIS), an unregulated subsidiary of the Company, acquired the stock or assets of six utility service contracting companies for an aggregate purchase price of approximately $240 million, including stock of EIS. The acquisitions were accounted for using the purchase method of accounting. The preliminary estimate of the excess of purchase price over the fair value of net assets acquired was approximately $160 million.

Debt Refinancing
         On October 14, 1999, the Company refinanced $156.4 million of pollution control notes with a weighted average interest rate of 7.1% with new pollution control notes in the same aggregate amount with a weighted average interest rate of 5.2%. The Company incurred $16.5 million of costs associated with the refinancing which consisted of $11.2 million for prepayment premiums and $5.3 million in unamortized debt discount, deferred financing fees and tender offer costs associated with the original pollution control notes. These costs will be reflected as an extraordinary item in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On September 22, 1999, the Company along with its wholly owned subsidiary (Newco) and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger (Merger Agreement) providing for a merger of equals. The Merger Agreement has been unanimously approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror.

         The Merger Agreement was filed by the Company with the Securities and Exchange Commission (SEC) as an exhibit to the Form 8-K filed September 29, 1999. The following description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the provisions of the Merger Agreement.

         The Merger Agreement provides for (a) the mandatory exchange of the outstanding common stock, no par value, of the Company for common stock of Newco (Newco Common Stock) or cash (the Share Exchange) and (b) the merger of Unicom with and into Newco (the Merger and together with the Share Exchange, the Merger Transaction). In the Merger, holders of the outstanding common stock, no par value, of Unicom (Unicom Common Stock) will exchange their shares for Newco
Common  Stock  or  cash.  The  cash   consideration   option  available  to  the
shareholders of the Company and Unicom is limited to $750 million for each companies' common stock. As a result of the Share Exchange, the Company will become a wholly owned subsidiary of Newco. As a result of the Merger, Unicom will cease to exist and its subsidiaries, including Commonwealth Edison Company, an Illinois corporation (ComEd), will become subsidiaries of Newco. Thus, following the Merger Transaction, Newco will be a holding company with two principal utility subsidiaries, ComEd and the Company.

         The Merger Transaction is conditioned, among other things, upon the approvals of the common shareholders of both companies and the completion of regulatory procedures with the appropriate regulatory agencies. The companies intend to register Newco as a holding company with the SEC under the Public Utility Holding Company Act of 1935.

         Retail competition for electric generation services began in Pennsylvania on January 1, 1999. As of January 2, 1999, two-thirds of each class of the Company's retail electric customers in its traditional service territory have a right to choose their generation suppliers. Effective January 2, 2000, all of the Company's retail electric customers in its traditional service territory will have the right to choose their generation suppliers. At September 30, 1999, approximately 234,000 customers representing 15% of the Company's residential customers, 26% of its commercial customers and 59% of its industrial customers had selected an alternate energy supplier. As of that date, Exelon
Energy, the Company's alternative energy supplier, was providing electric generation service to approximately 140,000 business and residential customers located throughout Pennsylvania.

         Effective January 1, 1999, the Company reduced its retail electric rates for all customers by 8%. On that date, the Company began recovering its stranded costs through the collection of competitive transition charges from all customers. On March 25, 1999, PECO Energy Transition Trust (PETT), a wholly owned subsidiary of the Company, issued $4 billion of PETT Transition Bonds to securitize a portion of the Company's stranded cost recovery. In accordance with the terms of the Competition Act, the Company is utilizing the proceeds from the issuance of the Transition Bonds principally to reduce stranded costs and capitalization.

         The Company currently estimates that the impact of additional interest expense associated with the Transition Bonds partially offset by interest savings related to higher cost debt retired with Transition Bond proceeds, combined with the anticipated reduction in common equity, will result in earnings per share benefits of approximately $0.15 and $0.50 in 1999 and 2000, respectively. These estimated earnings per share benefits could change and are largely dependent upon the timing and price of common stock repurchases and anticipated net income available to common stock.

         The Company expects that competition for both retail and wholesale generation services will substantially affect its future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook," incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company's internal reporting structure includes its distribution, generation, and ventures operations. The Company's distribution business unit consists of its electric transmission and distribution services, regulated retail sales of generation services and retail gas sales and services. The Company's generation business unit consists of the operation of its generation assets, its power marketing group and its unregulated retail energy supplier. The Company's ventures business unit consists of its infrastructure services business and its telecommunications equity investments.



RESULTS OF OPERATIONS

         The Company's Condensed Consolidated Statements of Income for the three and nine months ended September 30, 1998 reflect the reclassification of the results of operations of Exelon Energy from Other Income and Deductions.

         In the third quarter of 1999, the Company reclassified the results of operations of its infrastructure services business, Exelon Infrastructure Services, Inc. (EIS), in its Condensed Consolidated Statement of Operations from Other Income and Deductions. EIS provides infrastructure services including infrastructure construction, operation management and maintenance services to owners of electric, gas and telecommunications systems, including industrial and commercial customers, utilities and municipalities.

         Under its Amended Management Agreement with Illinois Power (IP), effective April 1, 1999, the Company is responsible for the payment of all direct operating and maintenance (O&M) costs and direct capital costs incurred by IP and allocable to the operation of Clinton Nuclear Power Station (Clinton). These costs are reflected in the Company's O&M expenses. IP is responsible for indirect costs such as pension benefits, payroll taxes and property taxes. Following the restart of Clinton on June 2, 1999, and through December 31, 1999, the Company has agreed to sell 80% of the output of Clinton to IP. The remaining output is being sold by the Company in the wholesale market. Under a separate agreement with the Company, British Energy has agreed to share 50% of the costs and revenues associated with the Amended Management Agreement.

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                                                                      Percentage Dollar Changes
                                                                                                     1999 vs. 1998
        Quarter                 Nine Months                                               Quarter               Nine Months
         Ended                     Ended                                                   Ended                   Ended
      September 30,            September 30,                                            September 30,             September 30,
      1999     1998           1999     1998
      ----     ----           ----     ----
       97%     97%             91%       92%      Electric                                   (3%)                    (1%)
        3%      3%              9%        8%      Gas                                         1%                     11%
      ----    ----            ----      ----
      100%    100%            100%      100%      Total Operating Revenues                   (3%)                    --
      ----    ----            ----      ----

       45%     41%             41%       35%      Fuel and Energy Interchange                 6%                     18%
       19%     17%             23%       20%      Operating and Maintenance                  10%                     15%
        3%      8%              4%       11%      Depreciation and Amortization             (63%)                   (64%)
        4%      3%              5%        5%      Taxes Other Than Income                    44%                     (5%)
      ----    ----            ----      ----
       71%     69%             73%       71%      Total Operating Expenses                   (1%)                     3%
      ----    ----            ----      ----

       29%     31%             27%       29%      Operating Income                          (10%)                    (7%)
      ----    ----            ----      ----

       (7s%)    (5%)            (7%)      (6%)     Interest Charges                           27%                     14%
                                                  Equity in Losses of
       --      (1%)            (1%)      (1%)       Unconsolidated Affiliates               (62%)                   (29%)
       (1%)    --              (1%)      (1%)     Other Income and Deductions              (354%)                    98%
      ----    ----            ----      ----

                                                  Income Before Income Taxes and
       21%     25%             18%       21%        Extraordinary Item                      (17%)                   (15%)
        8%     10%              6%        8%      Income Taxes                              (21%)                   (18%)
      ----    ----            ----      ----
       13%     15%             12%       13%      Income Before Extraordinary Item           15%                     13%
       --      --              (1%)      --       Extraordinary Item                         --                      --
      ----    ----            ----      ----
       13%     15%             11%       13%      Net Income                                (15%)                   (18%)
      ====    ====            ====      ====

Third Quarter 1999 Compared To Third Quarter 1998
Operating Revenues
         Electric revenues decreased $54 million, or 3%, for the quarter ended September 30, 1999 compared to the same 1998 period. The decrease was attributable to lower revenues from the distribution business unit of $194 million partially offset by higher revenues from the generation business unit of $125 million and the ventures business unit of $15 million. The decrease from the distribution business unit was primarily attributable to $171 million as a result of lower volume associated with the effects of competition, $71 million related to the 8% across-the-board rate reduction mandated by the Final Restructuring Order and $42 million related to decreased volume from existing customers. These decreases were partially offset by $51 million of increased volume due to warmer weather conditions as compared to the same 1998 period and $37 million of PJM Interconnection, LLC (PJM) network transmission service revenue which commenced April 1, 1998. PJM network transmission service revenues and charges were recorded in the generation business unit in 1998 but are being recognized by the distribution business unit in 1999 as a result of the Federal Energy Regulatory Commission approval of the PJM Regional Transmission Owners' rate case settlements. Stranded cost recovery is included in the Company's retail electric rates beginning January 1, 1999. The increase from the generation business unit was primarily attributable to $136 million from increased volume in Pennsylvania resulting from the sale of competitive electric generation services by Exelon Energy and $47 million from the sale of generation from Clinton to IP, partially offset by decreased wholesale revenues of $21 million as a result of lower volume and $39 million of PJM network transmission service revenue in the same 1998 period. The increase in revenues from the ventures business unit is attributable to infrastructure service revenues.

         Gas revenues increased $1 million, or 1%, for the quarter ended September 30, 1999 compared to the same 1998 period. The increase was primarily attributable to increased volume from new and existing customers.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense increased $41 million, or 6%, for the quarter ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 45% as compared to 41% in the comparable prior year period. The increase was attributable to higher fuel and energy interchange expenses associated with the distribution business unit of $40 million and the generation business unit of $1 million. The increase from the distribution business unit was attributable to $24 million of PJM network transmission service charges and $16 million of purchases in the spot market. The increase from the generation business unit was primarily attributable to $259 million related to increased volume from Exelon Energy sales, offset by $219 million of fuel savings from wholesale operations as a result of lower volume and efficient operation of the Company's generating assets and lower PJM network transmission service charges of $39 million.

Operating and Maintenance Expense
         O&M expense increased $31 million, or 10% for the quarter ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, operating and maintenance expenses were 19% as compared to 17% in the comparable prior year period. The generation business unit's O&M expenses increased $34 million primarily as a result of $23 million related to the revised Clinton management agreement, $8 million for the abandonment of a billing system and $6 million related to the growth of unregulated retail sales of electricity. The distribution business unit's O&M expenses increased approximately $1 million primarily as a result of additional expenses of $11 million resulting from restoration efforts related to Hurricane Floyd offset by lower customer expenses, transmission and distribution expenses and regulatory commissions aggregating $10 million. The ventures business unit's O&M expenses increased $15 million related to the infrastructure services business. In addition, the Company experienced lower administrative and general expense of $18 million and lower pension expense of $7 million as a result of the performance of the investments in the Company's pension plan. These decreases were partially offset by $4 million associated with Year 2000 remediation expenditures.

Depreciation and Amortization Expense
         Depreciation and amortization expense decreased $96 million, or 63%, for the quarter ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, depreciation and amortization expense was 3% as compared to 8% in the comparable prior year period. The decrease was associated with the December 1997 restructuring charge through which the Company wrote down a significant portion of its generating plant and regulatory assets. In connection with this restructuring charge, the Company reduced generation-related assets by $8.4 billion, established a regulatory asset, Deferred Generation Costs Recoverable in Current Rates of $424 million, which was fully amortized in 1998, and established an additional regulatory asset, Competitive Transition Charge
(CTC) of $5.26 billion which will begin to be amortized in accordance with the terms of the Final Restructuring Order in 2000. For additional information, see "PART I, ITEM 1. - BUSINESS - Deregulation and Rate Matters," in the Company's 1998 Annual Report on Form 10-K.


Taxes Other Than Income
         Taxes other than income increased $23 million, or 44%, for the quarter ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, taxes other than income were 4%, as compared to 3%, in the comparable prior year period. The increase was primarily attributable to a refund of the Company's Pennsylvania gross receipts tax in September 1998.

Interest Charges
         Interest charges consist of interest expense, distributions on Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) and Allowance for Funds Used During Construction (AFUDC). Interest charges increased $24 million, or 27%, for the quarter ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, interest charges were 7% as compared to 5% in the comparable prior year period. The increase was primarily attributable to interest on the Transition Bonds of $66 million, partially offset by the Company's reduction and/or refinancing of higher cost, long-term debt, including the use of a portion of the proceeds from the issuance of Transition Bonds, which reduced interest charges by $42 million.

Equity in Losses of Unconsolidated Affiliates
         Equity in losses of unconsolidated affiliates was $6 million for the quarter ended September 30, 1999 as compared to $15 million in the same 1998 period. The lower losses represent a 62% improvement in the Company's equity investments in telecommunications as a result of customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in losses of unconsolidated affiliates was a loss of $6 million for the quarter ended September 30, 1999 as compared to income of $2 million in the same 1998 period. The decrease of $8 million was primarily attributable to a settlement of a purchase power agreement in the third quarter of 1998.

Income Taxes
         The effective tax rate was 37.3% for the quarter ended September 30, 1999 as compared to 38.9% in the same 1998 period. The decrease in the effective tax rate was primarily attributable to an income tax benefit of approximately $11 million related to the favorable resolution of certain outstanding issues in connection with the settlement of an Internal Revenue Service audit and tax benefits associated with the implementation of state tax planning strategies, partially offset by the non-recognition for state income tax purposes of certain operating losses.

Preferred Stock Dividends
         Preferred stock dividends for the quarter ended September 30, 1999 decreased $0.3 million or 9% as compared to the same 1998 period. The decrease was attributable to the retirement of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of Transition Bonds.


Nine Months Ended September 30, 1999 Compared to Nine Months Ended
September 30, 1998
Operating Revenues
         Electric revenues decreased $45 million, or 1%, for the nine months ended September 30, 1999 compared to the same 1998 period. The decrease was primarily attributable to lower revenues from the distribution business unit of $441 million partially offset by higher revenues from the generation business unit of $380 million and $15 million from the ventures business unit. The decrease from the distribution business unit was primarily attributable to $393 million as a result of lower volume associated with the effects of retail competition and $249 million related to the 8% across-the-board rate reduction mandated by the Final Restructuring Order. These decreases were partially offset by $111 million of PJM network transmission service revenue and $83 million related to increased volume as a result of colder weather conditions in the first quarter of 1999, warmer weather conditions in the third quarter of 1999, and additional volume related to new and existing customers as compared to the same 1998 periods. The increase from the generation business unit was primarily attributable to $341 million from increased volume in Pennsylvania resulting from the sale of competitive electric generation services by Exelon Energy, increased wholesale revenues of $56 million from the marketing of excess generation capacity as a result of retail competition and revenues of $62 million from the sale of generation from Clinton to IP, partially offset by $78 million of PJM network transmission service revenue in the same 1998 period. The increase in revenues from the ventures business unit is primarily attributable to infrastructure service revenues.

         Gas revenues increased $37 million, or 11%, for the nine months ended September 30, 1999 compared to the same 1998 period. The increase was primarily attributable to $24 million from increased volume as a result of cooler weather conditions in the beginning of the period as compared to the same 1998 period and $13 million from increased volume from new and existing customers.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense increased $264 million, or 18%, for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 41% as compared to 35% in the comparable prior year period. The increase was attributable to higher fuel and energy interchange expenses associated with the distribution business unit of $160 million and the generation business unit of $104 million. The increase from the distribution business unit was attributable to $75 million of PJM network transmission service charges, $64 million of purchases in the spot market and $21 million of additional volume related to new and existing customers. The increase from the generation business unit was primarily attributable to $453 million related to increased volume from Exelon Energy sales, partially offset by $252 million of fuel savings from wholesale operations as a result of lower volume and efficient operation of the Company's generating assets, lower PJM network transmission service charges of $78 million, and $19 million of fuel savings associated with the full return to service of the Salem Generating Station (Salem) in April 1998 which decreased the need to purchase power to replace the output from these units.

Operating and Maintenance Expense
         O&M expense increased $126 million, or 15% for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, operating and maintenance expenses were 23% as compared to 20% in the comparable prior year period. The generation business unit's O&M expenses increased $89 million primarily as a result of $48 million related to the revised Clinton management agreement, $15 million associated with the Salem inventory write-off and true-up of 1998 reimbursement of joint-owner expenses, $15 million of charges related to the abandonment of two information systems and $17 million related to the growth of unregulated retail sales of electricity. These decreases were partially offset by $10 million of lower O&M expenses as a result of the full return to service of Salem in April 1998. The distribution business unit's O&M expenses increased $15 million primarily as a result of $11 million of additional expenses related to restoration activities as a result of Hurricane Floyd. The ventures business unit's O&M expenses increased $15 million related to the infrastructure services business. In addition, the Company incurred additional costs of $20 million associated with Year 2000 remediation expenditures and $12 million related to nuclear property insurance, partially offset by $17 million of lower pension expense as a result of the performance of the investments in the Company's pension plan and lower administrative and general expenses of $10 million.

Depreciation and Amortization Expense
         Depreciation and amortization expense decreased $298 million, or 64%, for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, depreciation and amortization expense was 4% as compared to 11% in the comparable prior year period. The decrease was associated with the December 1997 restructuring charge through which the Company wrote down a significant portion of its generating plant and regulatory assets. In connection with this restructuring charge, the Company reduced generation-related assets by $8.4 billion, established a regulatory asset, Deferred Generation Costs Recoverable in Current Rates of $424 million, which was fully amortized in 1998, and established an additional regulatory asset, Competitive Transition Charge (CTC) of $5.26 billion which will begin to be amortized in accordance with the terms of the Final Restructuring Order in 2000. For additional information, see "PART I, ITEM 1. - BUSINESS - Deregulation and Rate Matters," in the Company's 1998 Annual Report on Form 10-K.

Taxes Other Than Income
         Taxes other than income decreased $10 million, or 5%, for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, taxes other than income were 5%, which was consistent with the comparable prior year period. The decrease was primarily attributable to a $34 million credit related to an adjustment to the Company's Pennsylvania capital stock tax base as a result of the 1997 restructuring charge partially offset by a $22 million refund of the Company's Pennsylvania gross receipts tax in September 1998.

Interest Charges
         Interest charges increased $39 million, or 14%, for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, interest charges were 7% as compared to 6% in the comparable prior year period. The increase was primarily attributable to interest on the Transition Bonds of $130 million, partially offset by the Company's reduction and/or refinancing of higher cost, long-term debt from the use of a portion of the proceeds from the issuance of Transition Bonds, which reduced interest charges by $91 million.

Equity in Losses of Unconsolidated Affiliates
         Equity in losses of unconsolidated affiliates was $28 million for the nine months ended September 30, 1999 as compared to $40 million in the same 1998 period. The lower losses represent a 29% improvement in the Company's equity investments in telecommunications as a result of customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings of unconsolidated affiliates was a loss of $23 million for the nine months ended September 30, 1999 as compared to a loss of $12 million in the same 1998 period. The increase of $11 million was primarily attributable to a $15 million write-off of the investment in Grays Ferry in connection with the settlement of litigation and a settlement of a power purchase agreement in the third quarter of 1998, partially offset by a $10 million write-off of a non-regulated business venture in the prior year period.

Income Taxes
         The effective tax rate was 37.1% for the nine months ended September 30, 1999 as compared to 38.5% in the same 1998 period. The decrease in the effective tax rate was primarily attributable to an income tax benefit of approximately $11 million related to the favorable resolution of certain outstanding issues in connection with the settlement of an Internal Revenue Service audit and tax benefits associated with the implementation of state tax planning strategies, partially offset by the non-recognition for state income tax purposes of certain operating losses.

Preferred Stock Dividends
         Preferred stock dividends for the nine months ended September 30, 1999 decreased $0.3 million or 3% as compared to the same 1998 period. The decrease was attributable to the retirement of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of the Transition Bonds.



DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities decreased $430 million to $619 million for the nine months ended September 30, 1999 as compared to $1,049 million in the same 1998 period. The decrease was primarily attributable to less cash generated by operations of $264 million and changes in working capital of $173 million, principally related to accounts receivable from unregulated energy sales.

         Cash flows used by investing activities were $442 million for the nine months ended September 30, 1999 as compared to $357 million in the same 1998 period. The increase was attributable to capital expenditures and investments in infrastructure services businesses and other ventures business unit investments.

         Cash flows provided by financing activities were $416 million for the nine months ended September 30, 1999, as compared to cash used in financing activities of $682 million in the same 1998 period. The increase was attributable to the issuance of $4 billion of PETT Transition Bonds, partially offset by the use of Transition Bond proceeds to: repay short-term and long-term debt aggregating $1.6 billion, repurchase $1.5 billion of common stock, including the settlement of the Company's common stock forward purchase contract, redemption $221 million of COMRPS and retire $37 million of Mandatorily Redeemable Preferred Stock.

         On March 25, 1999, PETT issued $4 billion of its Transition Bonds to securitize a portion of the Company's authorized stranded cost recovery. The Transition Bonds are solely obligations of PETT, secured by the Intangible Transition Property (ITP) sold by the Company to PETT. Upon issuance of the Transition Bonds, a portion of the CTCs to be collected by the Company to recover stranded costs was designated as Intangible Transition Charges (ITC). The ITC is an irrevocable non-bypassable usage based charge that is calculated to allow for the recovery of debt service and costs related to the issuance of the Transition Bonds. The ITC will be allocated from CTC and variable distribution charges (both of which are usage based charges).

         PETT used the $3.95 billion of proceeds of the Transition Bonds to purchase the ITP from the Company. Although the Transition Bonds are solely obligations of PETT, they are included in the consolidated long-term debt of the Company. In accordance with the terms of the Competition Act, the Company is utilizing the proceeds principally to reduce stranded costs and capitalization. The Company currently plans to reduce its capitalization by applying the proceeds in the following proportions: debt, 50%; preferred securities, 7%; common equity, 43%. Through September 30, 1999, the Company utilized the net proceeds to repurchase 38.7 million shares of Common Stock for an aggregate purchase price of $1.507 billion; to retire: $811 million of First Mortgage Bonds, a $400 million term loan, $208 million of commercial paper, $150 million of accounts receivable financing, a $139 million capital lease obligation and $37 million of Mandatorily Redeemable Preferred Stock; to redeem $221 million of COMRPS; and to pay $25 million of debt issuance costs. The remaining proceeds of approximately $450 million are included in cash and cash equivalents at September 30, 1999. The Company currently anticipates that it will complete the repurchase of common equity through open market purchases from time to time in compliance with SEC rules. The number of shares purchased and the timing and manner of purchases are dependent upon market conditions.

         Although the Company has sold the ITP to PETT, the ITC revenue, as well as all interest expense and amortization expense associated with the Transition Bonds, is reflected on the Company's Consolidated Statement of Income. The combined schedule for amortization of the CTC and ITC assets is in accordance with the amortization schedule set forth in the Final Restructuring Order. The Company completed the majority of the targeted debt and preferred security reductions by August 2, 1999, and expects the application of proceeds to be substantially completed by December 31, 1999. The weighted average cost of debt and preferred securities that have been retired is approximately 6.8%. The additional interest expense associated with the Transition Bonds, which currently have an effective interest rate of approximately 5.8%, will be partially offset by the interest savings associated with the debt and preferred securities that have been retired. The Company currently estimates that the impact of this additional expense, combined with the anticipated reduction in common equity, will result in earnings per share benefits of approximately $0.15 and $0.50 in 1999 and 2000, respectively. These estimated earnings per share could change and are largely dependent upon the timing and price of common stock repurchases and anticipated net income available to common stock.

         At September 30, 1999, the Company had outstanding $122 million of notes payable, all of which were commercial paper. In addition, at September 30, 1999, the Company had available formal and informal lines of bank credit aggregating $100 million and available revolving credit facilities aggregating $900 million which support its commercial paper program. At September 30, 1999, the Company had no short-term investments.

         On October 14, 1999, the Company refinanced $156.4 million of pollution control notes with a weighted average interest rate of 7.1% with new pollution control notes in the same aggregate amount with a weighted average interest rate of 5.2%. The Company incurred $16.5 million of costs associated with the refinancing which consisted of $11.2 million for prepayment premiums and $5.3 million in unamortized debt discount, deferred financing fees and tender offer costs associated with the original pollution control notes. These costs will be reflected as an extraordinary item in the fourth quarter of 1999.

         On May 3, 1999, Standard & Poor's upgraded its ratings on the Company's overall corporate credit to "A-" from "BBB+", first and refunding mortgage bonds and collateralized medium-term notes to "A" from "BBB+", hybrid preferred securities, capital trust securities and preferred stock to "BBB" from "BBB-". On September 24, 1999, Standard & Poor's placed the Company's long-term ratings on CreditWatch with negative implications.


YEAR 2000 READINESS DISCLOSURE

         The Year 2000 Project (Y2K Project) is addressing the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates. Any of the Company's computer systems that have date-sensitive software or microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send bills, operate generating stations, or engage in similar normal business activities. Due to the severity of the potential impact of the Year 2000 Issue (Y2K Issue) on the electric utility industry, the Company adopted a comprehensive schedule to achieve Y2K readiness by the time specified by the Nuclear Regulatory Commission (NRC). The Company has dedicated extensive resources to the Y2K Project and has achieved readiness as of November 5, 1999, as planned.

         The Company determined that it was required to modify, convert or replace significant portions of its software and a subset of its system hardware and embedded technology so that its computer systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with these modifications, conversions and replacements the effect of the Y2K Issue on the Company has been mitigated. If such modifications, conversions and replacements had not been made, or had not been completed in a timely manner, the Y2K Issue could have had a material impact on the operations and financial condition of the Company. The costs associated with this potential impact are not presently quantifiable. The Company has utilized both internal and external resources to reprogram, or replace and test software and computer systems for the Y2K Project. These systems were scheduled for completion by July 1, 1999, except for a small number of modifications, conversions or replacements that were impacted by PUC changes, vendor dates and/or were being incorporated into scheduled plant outages between July and November 1999. All systems are now Y2K ready.

         The Y2K Project was divided into four major sections - Information Technology Systems (IT Systems), Embedded Technology (devices used to control, monitor or assist the operation of equipment, machinery or plant), Supply Chain (third-party suppliers and customers), and Contingency Planning. The general phases common to the first two sections were: (1) inventorying Y2K items; (2) assigning priorities to identified items; (3) assessing the Y2K readiness of items determined to be material to the Company; (4) converting material items that are determined not to be Y2K ready; (5) testing material items; and (6) designing and implementing contingency plans for each critical Company process. Material items are those believed by the Company to have a risk involving the safety of individuals, may cause damage to property or the environment, or affect revenues.

The IT Systems section included both the conversion of applications software that was not Y2K ready and the replacement of software when available from the supplier. The Y2K Project has identified 363 critical systems of which 234 are IT Systems and 129 are Embedded Systems. As of November 5, 1999, all of these systems are Y2K ready. In addition, contingency planning for IT Systems and Embedded systems has been completed.

         The Supply Chain section included the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K Issue. The process of evaluating critical suppliers was completed on March 31, 1999. The Company has completed contingency plans for all critical suppliers.

         In addition to addressing contingency plans with key suppliers, contingency plans have been developed to address operations that may inadvertently have a Y2K related disruption. These plans address Y2K risk scenarios that cross departments and business units. Emergency plans already exist that cover various aspects of the Company's business. These plans have been reviewed and updated to address the Y2K Issue. The Company is also participating in industry contingency planning efforts.

         The current estimated total cost of the Y2K Project is $70 million, the majority of which is attributable to testing. This represents a $5 million reduction of the previously estimated total cost of the Y2K Project. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Y2K Project through September 30, 1999 was $50 million. The Company is funding the Y2K Project from operating cash flows. The Company's failure to become Y2K ready could result in an interruption in or a failure of certain normal business activities or operations. In addition, there can be no assurance that the systems of other companies on which the Company's systems rely or with which they communicate will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, will not have a material adverse effect on the Company. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company has developed contingency plans to address how to respond to events that may disrupt normal operations, including activities with PJM. The total costs of the Y2K Project are based on estimates, that were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, the execution of contingency plans, and other factors, such as regulatory requirements that impact key systems. There can be no assurance that these estimates will be achieved. Actual results could differ materially from the projections. Specific factors that might cause a material change include, but are not limited to, the availability and cost of trained personnel and the need to execute contingency plans.

         The Y2K Project significantly reduced the Company's level of uncertainty about the Y2K Issue. The Company believes that the completion of the Y2K Project, as scheduled, minimizes the possibility of significant interruptions of normal operations.

         On July 17, 1998, an order was entered by the PUC instituting a formal investigation by the Office of Administrative Law on Y2K compliance by jurisdictional fixed utilities and mission-critical service providers such as the PJM (the Investigation). The order required (1) a written response to a list of compliance program questions by August 6, 1998 and, (2) all jurisdictional fixed utilities be Y2K compliant by March 31, 1999 or, if a utility determines that mission-critical systems cannot be Y2K compliant on or before March 31, 1999, the utility is required to file a detailed contingency plan. The PUC adopted the federal government's definition for Y2K compliance and further defined Y2K compliance as a jurisdictional utility having all mission-critical Y2K hardware and software updates and/or replacements installed and tested on or before March 31, 1999. On August 6, 1998, the Company filed its written response, in which the Company stated that with a few carefully-assessed and closely-managed exceptions, the Company would have all mission-critical systems Y2K ready by June 1999. Pursuant to the formal investigation on Y2K compliance, the Company presented testimony before the PUC on November 20, 1998.

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

         On April 8, 1999, the PUC issued an order requiring the Office of Administrative Law Judge to identify (1) utilities which have complied with the PUC's order of July 17, 1998 (the Order); (2) utilities which have demonstrated good cause for an extension of time within which they will fully comply with the Order; and (3) those utilities which have not complied with the Order and have not shown good cause for an extension. The PUC required that this information be posted to the PUC internet website and periodically updated. The PUC further ordered that the Investigation with respect to utilities who have demonstrated good cause for an extension of time remain open and under the jurisdiction of the Office of Administrative Law Judge until compliance is achieved or enforcement is warranted. The Company has been identified by the PUC as a utility which has demonstrated good cause for an extension of time within which it will fully comply with the Order. Additional reporting dates to the Administrative Law Judge included July 1, 1999 and October 1, 1999. A final report was sent to the PUC on November 9, 1999 stating that all mission critical systems were Y2K ready.

         On May 11, 1998, the NRC issued a generic letter requiring all nuclear plant operators to provide the NRC with the following information concerning the operators' programs, planned or implemented, to address Y2K computer and system issues at its facilities: (1) submission of a written response within 90 days, indicating whether the operator has pursued and continues to pursue implementation of Y2K programs and addressing the program's scope, assessment process, plans for corrective actions, quality assurance measures, contingency plans and regulatory compliance, and (2) submission of a written response, no later than July 1, 1999, confirming that such facilities are Y2K ready, or will be Y2K ready, by January 1, 2000 with regard to compliance with the terms and conditions of the license(s) and NRC regulations. On

July 30, 1998, the Company filed its 90-day required written response indicating that the Company has pursued and is continuing to pursue a Y2K program which is similar to that outlined in Nuclear Utility Y2K Readiness, NEI/NUSMG 97.07.

         From November 3 to November 5, 1998, members of the NRC staff conducted an audit of the Company's Y2K Program for the Limerick Generating Station (Limerick), Units No. 1 and No. 2. Some of the observations of the audit team included in their written report issued on December 18, 1998, were that (1) the Company's readiness program is comprehensive and based on the guidance contained in NEI/NUSMG 97.07, (2) the program is receiving proper management support and oversight, and (3) project schedules are being aggressively pursued.

         On April 28, 1999, the NRC issued Information Notice 99-12 advising nuclear power plant licensees that NRC staff would be conducting additional Y2K readiness and contingency planning site-specific reviews at all commercial nuclear power plants. The NRC performed its site-specific review of Peach Bottom Atomic Power Station (Peach Bottom) from May 24 to May 28, 1999, and its review of Limerick from June 7 to June 10, 1999.

         On June 30, 1999, the Company filed its completed response to Generic Letter 98-01. In the response, the Company confirmed that with the exception of five non-safety plant systems, its Peach Bottom and Limerick are Y2K ready. The Company advised the NRC that remediation for three of the remaining systems was scheduled for completion by the conclusion of the fall outage at Peach Bottom. On October 27, 1999, the Company reported to the NRC that all remaining systems were Y2K ready.

         For additional information regarding the Y2K Readiness Disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year 1998.



FORWARD-LOOKING STATEMENTS
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, including the estimated earnings per share benefits of the application of the Transition Bond proceeds for 1999 and 2000, and accordingly, are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 3, 9 and 10 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has entered into interest rate swaps to manage interest rate exposure associated with the issuance of two floating rate series of Transition Bonds. At September 30, 1999, the fair value of these instruments was $75 million based on the present value difference between the contracted rate (i.e., hedged rate) and the market rates at that date. A hypothetical 50 basis point increase or decrease in the spot yield at September 30, 1999 would have resulted in an aggregate fair value of these interest rate swaps of $111 million or $36 million, respectively. If the derivative instruments had been terminated at September 30, 1999, these estimated fair values represent the amount to be paid by the counterparties to the Company.

         The Company's participation in the retail and wholesale electric marketplace increases the Company's reliance on the efficient operation of its generating units. The Company's ability to fully capitalize on volatile wholesale market prices is also dependent on the performance of the Company's generating units.

PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

         As previously reported in the 1998 Form 10-K, the Nuclear Regulatory Commission (NRC) issued a confirmatory order modifying the license for Limerick Generating Station (Limerick) Units No. 1 and No. 2 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the April 1999 refueling outage of Limerick Unit No. 2. By letter dated May 3, 1999, the NRC approved the Company's request to extend the completion of Thermo-Lag corrective actions at Limerick until September 30, 1999. By letters dated September 17, 1999, and October 13, 1999, the Company notified the NRC of the completion of the Thermo-Lag 330 fire barrier corrective actions.

         As previously reported in the 1999 Form 10-Q for the quarter ended June 30, 1999, the Company filed its completed response to Generic Letter 98-01 on June 30, 1999. In the response, the Company confirmed that with the exception of five non-safety plant systems, its Peach Bottom Atomic Power Station and Limerick were year 2000 ready. On October 27, 1999, the Company reported to the NRC that all remaining systems were Y2K ready.

         On September 8, 1999, the Company was notified by the National Labor Relations Board (NLRB) that the Utility Workers Union of America (UWUA) had filed a petition for a representation election. The UWUA is seeking to represent selected production and maintenance employees in the PECO Energy Distribution division (PED). Approximately 1,250 employees in the Operations, Contractor and Supply Management, Customer and Marketing Services, Gas Supply and Transportation sections of the PED were eligible to vote.

         On November 9, 1999, the employees voted not to be represented by the UWUA in secret balloting conducted by the NLRB. The PED employees cast 712 votes for "no union" and 488 votes for UWUA representation. The Company and the UWUA have seven days to file objections to the election. Absent any objections, at the end of the seven days, the NLRB will certify the results.

         As previously reported in the 1998 Form 10-K, by notice issued in September 1985, the Environmental Protection Agency (EPA) notified the Company that it had been identified as a Potentially Responsible Party (PRP) for the costs associated with the cleanup of a site (Berks Associates/Douglassville site) where waste oils generated from Company operations were transported, treated, stored and disposed. In August 1991, the EPA filed suit in the Eastern District Court against 36 named PRP's, not including the Company, seeking a declaration that these PRP's are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRP's named in the Administrative Order to commence cleanup of a portion of the site. On September 29, 1992, the Company and 169 other parties were served with a third party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRP's with allocated shares of less than 1%, including the Company, formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a de minimus PRP settlement which would have required the Company to pay approximately $992,000 in exchange for the EPA agreeing not to sue. Subsequently, the non-de minimus parties successfully challenged the Record of Decision (ROD) remedy. A ROD amendment was finalized and, on October 27, 1998, the EPA settled with the de minimus parties. Under the provisions of the settlement, the Company would be required to pay approximately $522,000 for liabilities resulting from the government's past and potential future costs. The Department of Justice approved the settlement and on September 3, 1999 the Company made the required payment.

         As previously reported in the 1998 Form 10-K, on November 18, 1996, the Company received a notice from the EPA that the Company is a PRP at the Malvern TCE Superfund Site, located in Malvern, Pennsylvania. In April 1998, the Company was notified of a de minimus settlement under which the Company was allocated a total cost of $16,085 for EPA past and future costs. On October 6, 1999, the Company paid $16,085 as its share of the settlement.

         On September 30, 1999, Conectiv, Inc. (Conectiv) announced that it subsidiaries Atlantic City Electric Company (ACE) and Delmarva Power & Light Company (DPL) had each agreed to sell one-half of their respective 7.51% interest in Peach Bottom Units 2 and 3, representing an aggregate of 164 MW of capacity to the Company. At closing, ACE and DPL will each receive $5.10 million plus 7.51% of the net book value of the nuclear fuel for their interests in Peach Bottom. The sales are subject to federal and state regulatory approvals. On the same day, Conectiv also announced that ACE and DPL had agreed to sell the other half of their interests in Peach Bottom and all of their interests in the Salem Generating Station to Public Service Electric and Gas Company.


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

         Report, dated September 14, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen's signing an agreement in principle to acquire Oyster Creek Nuclear Generating Facility from GPU, Inc.

         Report, dated September 23, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding the joint press release announcing the Company and Unicom entering into a definitive agreement for a merger of equals.

         Report, dated September 23, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding the Company's Agreement and Plan of Exchange and Merger with Unicom and Newholdco Corporation (Newholdco), a wholly owned subsidiary of the Company and "ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS" including the Agreement and Plan of Exchange and Merger among the Company, Newholdco and Unicom.

         Report, dated September 24, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding presentation to investors regarding the merger transaction between the Company and Unicom and "ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS" regarding the presentation to investors.

         Reports on Form 8-K filed subsequent to the reporting period:

         Report, dated September 22, 1999 reporting information under "ITEM 5. OTHER EVENTS" and "ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS" regarding pro forma financial information.

         Report, dated October 19, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon Infrastructure Services, Inc., a subsidiary of the Company, announcing the acquisition of five utility service companies.

         Report, dated October 19, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen's accepted bid to acquire Vermont Yankee Nuclear Power Station from Vermont Yankee Nuclear Power Corporation.

                                   Signatures

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PECO ENERGY COMPANY

                               /s/ Michael J. Egan
                               --------------------
                               MICHAEL J. EGAN

                               Vice President and

                               Senior Vice President and

                               Chief Financial Officer

                               (Chief Accounting Officer)

Date:  November 15, 1999