Form 10-K
period 1999-12-31
PECO ENERGY CO
filed 2000-03-31
CIK 78100

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

                   For the fiscal year ended December 31, 1999
                                       OR
 [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to ___________________
                          Commission File Number 1-1401
                            ------------------------
                               PECO ENERGY COMPANY
                 ----------------------------------------------
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

                            ------------------------
               Securities registered pursuant to Section 12(b) of the Act:
     First and Refunding Mortgage Bonds (Listed on the New York Stock Exchange):
     5-5/8% Series due 2001          6-3/8% Series due 2005         7-3/8% Series due 2001        6-1/2% Series due 2003

     Cumulative Preferred Stock-- without par value (Listed on the New York and Philadelphia Stock Exchanges):
     $4.68 Series                   $4.40 Series                  $4.30 Series                  $3.80 Series

     Common Stock-- without par value (Listed on the New York and Philadelphia Stock Exchanges)

     Trust Receipts of PECO Energy Capital Trust II, each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

     Trust Receipts of PECO Energy Capital Trust III, each representing an 7.38% Cumulative Preferred Security, Series D, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)

           Securities registered pursuant to Section 12(g) of the Act:
     Cumulative Preferred Stock--without par value:
                     $7.48 Series            $6.12 Series
                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.    Yes       X        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the registrant's common stock (only voting stock) held by non-affiliates of the registrant was $6,895,064,888 at March 24, 2000.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

     Common Stock-- without par value: 181,449,076 shares outstanding at March 24, 2000.
                            ------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE (In Part)
          Proxy Statement of PECO Energy Company in connection with its
       2000 Annual Meeting of Shareholders, which is expected to be filed with the U.S. Securities and Exchange Commission
                 by April 29, 2000, is incorporated in part in
                      Part III hereof, as specified herein.
================================================================================

                                TABLE OF CONTENTS

PAGE NUMBERS TO BE UPDATED                                                                                       Page No.
--------------------------------------------------------------------------------------------------------------------------

PART I

     ITEM 1.        BUSINESS..........................................................................................4
                    General...........................................................................................4
                    Distribution Business Unit .......................................................................5
                         General......................................................................................5
                         Retail Electric Services.....................................................................6
                         Transmission Services........................................................................9
                         Gas..........................................................................................9
                    Generation Business Unit.........................................................................10
                         General.....................................................................................10
                         Generation Assets...........................................................................10
                         Limerick Generating Station.................................................................12
                         Peach Bottom Atomic Power Station...........................................................14
                         Salem Generating Station....................................................................14
                         Fuel........................................................................................15
                         Power Marketing Group.......................................................................17
                         Unregulated Retail Energy Supplier..........................................................18
                         AmerGen Energy Company, LLC.................................................................19
                    Ventures Business Unit ..........................................................................19
                         Exelon Infrastructure Services, Inc.........................................................19
                         Telecommunications Ventures.................................................................19
                    Peco Energy Transition Trust, Peco Energy Capital Corp. and Related Entities.....................20
                    Segment Information..............................................................................20
                    Competition......................................................................................20
                    Year 2000 Readiness Disclosure...................................................................21
                    Capital Requirements.............................................................................21
                    Construction.....................................................................................22
                    Employee Matters.................................................................................22
                    Environmental Regulations........................................................................23
                         Water.......................................................................................23
                         Air.........................................................................................24
                         Solid and Hazardous Waste...................................................................25
                         Costs.......................................................................................28
                    Executive Officers of the Registrant.............................................................28
     ITEM 2.        PROPERTIES.......................................................................................31
     ITEM 3.        LEGAL PROCEEDINGS................................................................................32
     ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................................33
PART II
     ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                         RELATED STOCKHOLDER MATTERS.................................................................33
     ITEM 6.        SELECTED FINANCIAL DATA..........................................................................33
     ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS.........................................................35
     ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................................53
     ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................................56
     ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                         ON ACCOUNTING AND FINANCIAL DISCLOSURE......................................................91


PAGE NUMBERS TO BE UPDATED                                                                                       Page No.
--------------------------------------------------------------------------------------------------------------------------

PART III
     ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................................92
     ITEM 11.       EXECUTIVE COMPENSATION...........................................................................92
     ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                         MANAGEMENT..................................................................................92
     ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................................92

PART IV
     ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.................................93
                    Financial Statements and Financial Statement Schedule............................................93
                    SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS..................................................94
                    Exhibits.........................................................................................95
                    Reports on Form 8-K.............................................................................100

     SIGNATURES


                                     PART I


ITEM 1. BUSINESS



General
         Incorporated in Pennsylvania in 1929, PECO Energy Company (Company) is engaged principally in the production, purchase, transmission, distribution and sale of electricity to residential, commercial, industrial and wholesale customers and the distribution and sale of natural gas to residential, commercial and industrial customers. Pursuant to the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), the Commonwealth of Pennsylvania has required the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. Since the commencement of deregulation in 1999, the Company serves as the local distribution company providing electric distribution services in its franchised services territory in southeastern Pennsylvania and bundled electric service to customers who do not choose an alternate electric generation supplier. The Company engages in the wholesale marketing of electricity on a national basis. Through its Exelon Energy division, the Company is a competitive generation supplier offering competitive energy supply to customers throughout Pennsylvania. The Company's infrastructure services subsidiary, Exelon Infrastructure Services, Inc. (EIS), provides utility infrastructure services to customers in several regions of the United States. The Company owns a 50% interest in AmerGen Energy Company, LLC (AmerGen), a joint venture with British Energy, Inc., a wholly owned subsidiary of British Energy plc (British Energy), that acquires and operates nuclear generating facilities. The Company also participates in joint ventures which provide telecommunications services in the Philadelphia metropolitan region.

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

         On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On January 7, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). The Merger Agreement has been approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror.

         The Merger Agreement provides for (a) the exchange of each share of outstanding common stock, no par value, of the Company for one share of common stock of the new company, Exelon Corporation (Exelon) (Share Exchange) and (b) the merger of Unicom with and into Exelon (Merger and together with the Share Exchange, Merger Transaction). In the Merger, each share of outstanding common stock, no par value, of Unicom will be converted into 0.875 shares of common stock of Exelon plus $3.00 in cash. In the Merger Agreement, the Company and Unicom agree to repurchase approximately $1.5 billion of common stock prior to the closing of the Merger, with Unicom to repurchase approximately $1.0 billion of its common stock, and the Company to repurchase approximately $500 million of its common stock. As a result of the Share Exchange, the Company will become a wholly owned subsidiary of Exelon. As a result of the Merger, Unicom will cease to exist and its subsidiaries, including Commonwealth Edison Company, an Illinois corporation (ComEd), will become subsidiaries of Exelon. Following the Merger Transaction, Exelon will be a holding company with two principal utility subsidiaries, ComEd and the Company.

         The Merger Transaction is conditioned, among other things, upon the approvals of the common shareholders of both companies and the approval of certain regulatory agencies. See "Distribution Business Unit-Retail Electric Services." The companies have filed an application with the Securities and Exchange Commission (SEC) to register Exelon as a holding company under the 1935 Act.

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

         Prior to 1999, substantially all of the Company's retail electric and gas revenues were derived pursuant to bundled rates regulated by the PUC, and prior to 1996 all of the Company's wholesale electric revenue was derived pursuant to rates regulated by the FERC. As a result of the adoption of the Competition Act and deregulation initiatives by the FERC, electric services have been unbundled into separate generation, transmission and distribution services with open competition for both retail and wholesale generation services. Certain transmission and distribution services remain subject to regulation.

         Annual and quarterly operating results can be significantly affected by weather. Traditionally, sales of electricity are higher in the second and third quarters due to warmer weather and sales of gas are higher in the first and fourth quarters due to colder weather.

         In 1999, the Company completed the redesign of its internal reporting structure to separate its distribution, generation and ventures operations into business units and provide financial and operational data on the same basis to senior management. The Company has also requested authorization from the PUC (whether or not the merger with Unicom is consummated) to create a holding company structure in which the Company would continue as the distribution company and the generation and ventures businesses would be conducted through separate unregulated subsidiaries.

Distribution Business Unit
General
         The Company's distribution business unit consists of its regulated operations including electric transmission and distribution services, regulated retail sales of generation services and retail gas sales and services.

         The Company's traditional retail service territory covers 2,107 square miles in southeastern Pennsylvania. The Company's distribution business unit provides electric transmission and distribution service and generation service to customers who do not purchase generation service from an electric generation supplier (EGS) in an area of 1,972 square miles, with a population of approximately 3.6 million, including 1.6 million in the City of Philadelphia. Natural gas service is supplied in a 1,475 square mile area in southeastern Pennsylvania adjacent to Philadelphia with a population of 1.9 million. Rates for retail service provided by the Company's distribution business unit are set by the PUC.

Retail Electric Services
         The Competition Act was enacted in December 1996 and provided for the restructuring of the electric utility industry in Pennsylvania, including open retail competition for generation services Generation services may be provided by EGSs licensed by the PUC. Under the Competition Act, EGSs are subject to certain limited financial and disclosure requirements but are otherwise unregulated by the PUC.

         The Competition Act required utilities to submit restructuring plans, including their stranded costs resulting from retail competition for generation services. Stranded costs include regulatory assets, nuclear decommissioning costs and long-term power purchase commitments for which full recovery is allowed and other costs, including investment in generating plants, spent-fuel disposal, retirement costs and reorganization costs, for which an opportunity for recovery is allowed in an amount determined by the PUC as just and reasonable. Under the Competition Act, a utility is subject to a generation rate cap through the earlier of December 31, 2005 or until the utility is no longer recovering stranded costs. The generation cap provides that total charges to customers cannot exceed rates in place at December 31, 1996, subject to certain exceptions. The Competition Act also caps transmission and distribution rates from December 31, 1996 through June 30, 2002, subject to certain exceptions.

         As a mechanism for utilities to recover their allowed stranded costs, the Competition Act provides for the imposition and collection of non-bypassable charges on customers' bills called competitive transition charges (CTCs). CTCs are assessed to and collected from all retail customers who have been assigned stranded cost responsibility and access the utilities' transmission and distribution systems. As the CTCs are based on access to the utility's transmission and distribution system, they will be assessed regardless of whether such customer purchases electricity from the utility or an alternate EGS. The Competition Act provides, however, that the utility's right to collect CTCs is contingent on the continued operation at reasonable availability levels of the assets for which the stranded costs were awarded, except where continued operation is no longer cost efficient because of the transition to a competitive market.


         The Competition Act also authorizes the PUC to issue qualified rate orders approving the issuance of transition bonds to facilitate the recovery or financing of qualified transition expenses of an electric utility or its assignee. The transition bonds are payable from intangible transition charges
(ITCs) which are collected in lieu of CTCs.


         In accordance with the provisions of the Competition Act, in April 1997, the Company filed with the PUC a comprehensive restructuring plan detailing its proposal to implement full customer choice of EGSs. The Company's restructuring plan identified $7.5 billion of retail electric generation-related stranded costs. On April 29, 1998, the Company and all but one of the 25 parties who had challenged the Company's restructuring plan filed a joint petition and settlement (Settlement) with the PUC. In May 1998, the PUC entered an Opinion and Order (Final Restructuring Order) approving the Settlement.

         The Settlement authorizes the Company to recover $5.26 billion of stranded costs, together with a return of 10.75% thereon. The PUC authorized the recovery of stranded costs over a 12-year transition period beginning January 1, 1999 and ending December 31, 2010. Stranded costs and the allowed return thereon are recovered through CTCs and, at the Company's election to issue or cause the issuance of transition bonds, ITCs, designed to recover the $5.26 billion of stranded costs. Under the Settlement, the CTCs were established assuming annual growth in sales of 0.8% and are reconciled annually to actual sales.

         The following table shows the estimated average levels of CTCs and/or ITCs for the years 1999 through 2010, based on estimated 0.8% annual sales growth assumed in the Settlement.

                                     TABLE 1
                              Annual Stranded Cost
                             Amortization And Return

                                                          Revenue Excluding
             Annual            CTC                       Gross Receipts Tax
  Year        Sales       and/or ITC(2)       Total       Return @ 10.75%     Amortization
-------   ------------   ---------------   -----------   -----------------   -------------
             MWh(1)           $/kWh           ($000)           ($000)            ($000)
 1999     33,569,358        $  0.0172(3)    $551,988(3)       $566,134(3)     $  (14,146)
 2000     33,837,913           0.0192        621,102           564,222            56,879
 2001     34,108,616           0.0233(4)     761,097(4)        490,417(4)        270,680
 2002     34,381,485           0.0251        825,004           516,869           308,135
 2003     34,656,537           0.0247        818,352           482,401           335,951
 2004     34,933,789           0.0243        811,540           444,798           366,742
 2005     35,213,260           0.0240        807,933           403,555           404,378
 2006     35,494,966           0.0266        902,623           353,070           549,553
 2007     35,778,925           0.0266        909,844           290,627           619,217
 2008     36,065,157           0.0266        917,123           220,312           696,811
 2009     36,353,678           0.0266        924,459           141,229           783,231
 2010     36,644,507           0.0266        931,855            52,381           879,474

------------
(1)  Subject to reconciliation of actual sales and collections.
(2)  Both the CTCs and the ITCs are subject to adjustment.
(3) The actual CTC/ITC rate for 1999 was $0.0171/kWh resulting in total CTC/ITC collections of $565 million.
(4) Reflects reduction required by PUC Order on March 16, 2000 as described below.

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

         The Settlement required the Company to reduce rates during 1999 and 2000 by 8% and 6%, respectively, from rates in existence on December 31, 1996. Further, the Settlement provided for a one-time additional discount in 2000 if there was an overcollection of ITC and CTC in 1999. Overcollections for two customer categories (residential and small commercial and industrial) occurred in 1999 resulting in reductions in these rate categories of 7% and 8.3%, respectively, in 2000. The Settlement also extended the rate caps on generation rates at higher levels than required by the Competition Act, until December 1, 2010 and extended the rate caps on transmission and distribution rates until June 30, 2005. The Company's unbundled rates, rate reductions and rate caps are reflected in the schedule of system-wide average rates included in the Settlement and shown in Table 2 below.

                                     TABLE 2
    Schedule of System-Wide Average Rates (dollars per kilowatthour (kWh))(1)


                                                                   T&D                CTC           Shopping      Generation
Effective Date       Transmission(2)       Distribution          Rate Cap        and/or ITC(3)       Credit         Rate Cap
-----------------   -----------------   -----------------   -----------------   ---------------   ------------  --------------
                           (1)                 (2)            (3)=(1) + (2)           (4)              (5)      (6)=(4) + (5)
January 1, 1999        $  0.0045           $  0.0253           $  0.0298           $  0.0172       $  0.0446       $  0.0618
January 1, 2000           0.0045              0.0253              0.0298              0.0192          0.0446          0.0638
January 1, 2001           0.0045              0.0253              0.0298              0.0233 (4)      0.0447          0.0680 (4)
January 1, 2002           0.0045              0.0253              0.0298              0.0251          0.0447          0.0698
January 1, 2003           0.0045              0.0253              0.0298              0.0247          0.0451          0.0698
January 1, 2004           0.0045              0.0253              0.0298              0.0243           0.0455         0.0698
January 1, 2005           0.0045 (5)          0.0253 (5)          0.0298 (5)          0.0240           0.0458         0.0698
January 1, 2006              N/A                 N/A                 N/A              0.0266           0.0485         0.0751
January 1, 2007              N/A                 N/A                 N/A              0.0266           0.0535         0.0801
January 1, 2008              N/A                 N/A                 N/A              0.0266           0.0535         0.0801
January 1, 2009              N/A                 N/A                 N/A              0.0266           0.0535         0.0801
January 1, 2010              N/A                 N/A                 N/A              0.0266           0.0535         0.0801

------------
(1) All charges reflect average retail billing for all rate classes (including gross receipts tax).
(2) The transmission charge listed is for unbundled rates only. The PUC does not regulate the rates for transmission service.
(3)  Both the CTCs and the ITCs are subject to adjustment.
(4) Reflects reduction required by PUC Order on March 16, 2000 as described below.
(5)  Effective until June 30, 2005.

         Under the Settlement, customer choice of EGSs was phased in between January 1, 1999 and January 1, 2000 with one-third of each rate class entitled to choose their EGS by January 1, 1999, an additional one-third by January 2, 1999 and the remaining one-third by January 1, 2000. As of December 31, 1999, approximately 17% of the Company's residential load, approximately 39% of its commercial load and approximately 59% of its industrial load were purchasing generation service from an alternative EGS. If on January 1, 2001 and January 1, 2003 less than 35% and 50%, respectively, of all of the Company's residential and commercial customers by rate class are obtaining generation service from alternate EGSs, including 20% of residential customers assigned to an EGS as a PLR default supplier, non-shopping customers will be randomly assigned to EGSs, including those affiliated with the Company, to meet those thresholds. Assignment of non-shopping customers will be through a PUC-approved process. Customers assigned to a PLR, other than the Company will be counted as customers receiving service from an alternate EGS.

         On January 1, 1999, the Company unbundled its retail electric rates for metering, meter reading, and billing and collection services to provide credits for those customers that have elected to have alternate suppliers perform these services. Effective January 1, 1999, PUC-licensed entities, including EGSs, may act as agents to provide a single bill and provide associated billing and collection services to retail customers located in the Company's retail electric service territory. In such event, the EGS or other third party replaces the customer as the obligor with respect to the customer's bill and the Company generally has no right to collect such receivable from the customer. The PUC-licensed entities, including EGSs, may also finance, install, own, maintain, calibrate and remotely read advanced meters for service to retail customers located in the Company's retail electric service territory. Only the Company can physically disconnect or reconnect a customer's distribution service. Physical termination of the service may only be permitted for failure to pay transmission and distribution service or PLR service.

         Under the Settlement, the Company acts as a PLR for all retail electric customers in its retail electric service territory who do not choose or cannot choose to purchase power from an alternative EGS through December 31, 2010, subject to certain terms, conditions and qualifications. On April 30, 1999, the PUC adopted regulations providing for Competitive Default Service. Under the regulations, entities that desire to act as a Competitive Default Supplier have until April 1, 2000 to submit both their qualifications to act as a Competitive Default Supplier and their bid for providing such service. Competitive Default Service will begin on January 1, 2001 for 20% of the Company's residential customers.

         The Settlement also provides for flexible generation service pricing for customers served by Competitive Default Service, authorization of the Company to transfer its generation assets to a separate subsidiary, inclusion of a sustainable energy and economic development fund (funded at a rate of .01 cents per kilowatthour on all power sold, to be included in the capped transmission and distribution rates) and expansion and modification of the Company's program for low-income customers.

         Pursuant to authorization of the PUC granted as part of the Settlement, PECO Energy Transition Trust (PETT), a special purpose entity and wholly owned subsidiary of the Company, issued $4 billion of its Transition Bonds on March 25, 1999 to securitize a portion of the Company's stranded cost recovery. As required by the Competition Act, the proceeds from the securitization were applied to reduce stranded costs, including related capitalization. For additional information, see ITEM 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

         On March 16, 2000, the PUC issued an order approving a Joint Petition for Full Settlement of PECO Energy Company's Application for a Qualified Rate Order (QRO) authorizing the Company to securitize up to an additional $1 billion of its authorized recoverable stranded costs. In accordance with the terms of the Joint Petition for Full Settlement, when the QRO becomes final and non-appealable, the Company, through its distribution business unit, will provide its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. The rate reduction will be effective for calendar year 2001 only and will not be contingent upon the issuance of Transition Bonds pursuant to the QRO.

         On March 24, 2000, the Company submitted for approval a joint petition for settlement reached with various parties to the Company's proceeding before the PUC involving the proposed merger with Unicom. The Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006, electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

Transmission Services
         The Company's distribution business unit also provides wholesale transmission service under rates established by FERC. FERC Order No. 888 required all public utilities that own, control or operate interstate transmission facilities to file open-access transmission tariffs for wholesale transmission services in accordance with non-discriminatory terms and conditions established by FERC. In response to Order 888, the Company has filed an individual compliance tariff with FERC.

         The Company provides regional transmission service pursuant to a regional transmission tariff filed by the Company and the other transmission owners who are members of the PJM Interconnection LLC (PJM). PJM is a power pool that integrates, through central dispatch, the generation and transmission operations of its member companies across a 50,000 square mile territory. Under the PJM tariff, transmission service is provided on a region-wide, open-access basis using the transmission facilities of the PJM members at rates based on the costs of transmission service. PJM's Office of Interconnection is the independent system operator (ISO) for PJM and is responsible for operation of the PJM control area and administration of the PJM open-access transmission tariff. The Company and the other transmission owners in PJM have turned control of their transmission facilities to the ISO.

         On December 20, 1999, the FERC issued Order No. 2000, in which it stated an expectation that all jurisdictional transmission-owning public utilities participate in regional transmission organizations (RTOs) by specified deadlines. Transmission owners like the Company who are participants in existing ISO arrangements must make a compliance filing on or before January 15, 2001 to address their compliance with the RTO Rule. FERC has also set December 15, 2001 as the deadline for transferring control over transmission facilities to approved RTOs. The Company's transmission facilities are presently under the control of the PJM ISO.

Gas
         Historically, the Company's gas sales and gas transportation revenues were derived pursuant to rates regulated by the PUC. The PUC has established through regulated proceedings the base rates that the Company may charge for gas service in Pennsylvania. The Company's gas rates are subject to a purchased gas cost (PGC) adjustment clause and a State Tax Adjustment Surcharge (STAS). The PGC is designed to recover or refund the difference between the actual cost of purchased gas and the amount included in base rates. The PGC is adjusted quarterly. The STAS is designed to recover or refund increases or decreases in certain state taxes not recovered in base rates.

         On June 22, 1999, Pennsylvania Governor Tom Ridge signed into law the Natural Gas Choice and Competition Act (Act) which expands choice of gas suppliers to residential and small commercial customers and eliminates the 5% gross receipts tax on gas distribution companies' sales of gas. Large commercial and industrial customers have been able to choose their suppliers since 1984. Currently, approximately one-third of the Company's total yearly throughput is supplied by third parties.

         The Act permits gas distribution companies to continue to make regulated sales of gas to their customers. The Act does not deregulate the transportation service provided by gas distribution companies, which remains subject to rate regulation. Gas distribution companies will continue to provide billing, metering, installation, maintenance and emergency response services.

         In compliance with the schedule ordered by the PUC on December 1, 1999, the Company filed with the PUC a restructuring plan for the implementation of gas deregulation and customer choice of gas service suppliers in its service territory effective July 1, 2000. The Company believes there will be no material impact on the financial condition or operations of the Company because of the PUC's existing requirement that gas distribution companies cannot collect more than the actual cost of gas from customers, and the Act's requirement that suppliers must accept assignment or release, at contract rates, the portion of the gas distribution company's firm interstate pipeline contracts required to serve the suppliers' customers.

         The Company's natural gas supply is provided by purchases from a number of suppliers for terms of up to five years. These purchases are delivered under several long-term firm transportation contracts with Texas Eastern Transmission Corporation (Texas Eastern) and Transcontinental Gas Pipe Line Corporation (Transcontinental). The Company's aggregate annual entitlement under these firm transportation contracts is 87.5 million dekatherms. Peak gas is provided by the Company's liquefied natural gas facility and propane-air plant. For additional information, see ITEM 2. Properties.

         The Company has under contract 21.5 million dekatherms of underground storage through service agreements with Texas Eastern, Transcontinental, Equitrans, Inc. and CNG Transmission Corporation. Natural gas from underground storage represents approximately 40% of the Company's 1999-2000 heating season supplies.

         The gas industry is continuing to undergo structural changes in response to FERC policies designed to increase competition.

Generation Business Unit
General

         The Company's generation business unit consists of its generation assets, its power marketing group, its unregulated retail energy supplier and its investment in AmerGen. The generation business unit, through the power marketing group, manages the output of the Company's generation assets to serve native load in the Company's franchised service territory and markets excess generation in the wholesale market. The power marketing group maintains a net positive supply of energy and capacity, through the Company's generation assets and long, intermediate and short-term contracts to protect it from the potential operational failure of one of its owned or contracted power generating units. The unregulated retail energy supplier, Exelon Energy, offers competitive energy supply to customers throughout Pennsylvania. AmerGen is a 50% owned joint venture with British Energy formed to pursue opportunities to acquire and operate nuclear generating stations in the United States.

         The Company established specific goals to increase its generation capacity from 9 gigawatts to 25 gigawatts by 2003. The Company is developing a generation portfolio capable of taking advantage of periods of increased demand. In order to meet this strategic objective, the Company may require significant capital resources.

         The following discussion of the Company's generation assets does not include the generation assets of AmerGen. See "AmerGen Energy Company, LLC."

Generation Assets
         The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1999 was as follows:

         Type of Capacity                     Megawatts(MW)    % of Total
         ----------------                         -----        ----------
Nuclear ..................................        4,154           44.7%
Mine-mouth, coal-fired ...................          709            7.6
Service-area, coal-fired .................          725            7.8
Oil-fired ................................        1,176           12.7
Gas-fired ................................          261            2.8
Hydro (includes pumped storage) ..........        1,422           15.3
Internal combustion ......................          849            9.1
                                                  -----          -----
Total ....................................        9,296(1)       100.0%
                                                  =====          =====
------------

(1) See "Fuel" for sources of fuels used in electric generation.

         The all-time maximum hourly demand on the Company's system was 7,959 MW which occurred on July 6, 1999. The all-time maximum PJM demand of 51,700 MW occurred on July 6, 1999. PJM's installed capacity (summer rating) is 56,188 MW. The Company expects to be able to contract for its installed capacity to meet its obligation to supply its PJM reserve margin share during the period 1999-2002.

         The Company's nuclear-generated electricity is supplied by Limerick Generating Station (Limerick) Units No. 1 and No. 2, Peach Bottom Atomic Power Station (Peach Bottom) Units No. 2 and No. 3, which are operated by the Company, and Salem Generating Station (Salem) Units No. 1 and No. 2, which are operated by Public Service Electric and Gas Company (PSE&G). The Company owns 100% of Limerick, 42.49% of Peach Bottom and 42.59% of Salem. Limerick Units No. 1 and No. 2 have a capacity of 1,134 MW and 1,150 MW respectively; Peach Bottom Units No. 2 and No. 3 each has a capacity of 1,093 MW, of which the Company is entitled to 464 MW of each unit; and Salem Units No. 1 and No. 2 each has a capacity of 1,106 MW, of which the Company is entitled to 471 MW of each unit.

         The Company's nuclear generating facilities represent 44.7% of its installed generating capacity. In 1999, approximately 41% of the Company's electric output was generated from the Company's nuclear generating facilities. Changes in regulations by the NRC that require a substantial increase in capital expenditures for nuclear generating facilities or that result in increased operating costs of nuclear generating units could adversely affect the Company.

         The Price-Anderson Act currently limits the liability of nuclear reactor owners to $9.5 billion for claims that could arise from a single incident. The limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors. The Company carries the maximum available commercial insurance of $200 million and the remaining $9.3 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $88 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue raising measures on the nuclear industry to pay claims if the damages from an incident at a licensed nuclear facility exceed $9.5 billion. The Price-Anderson Act and the extensive regulation of nuclear safety by the NRC do not preclude claims under state law for personal, property or punitive damages related to radiation hazards.

         Property insurance in the amount of $2.75 billion is maintained for each nuclear power plant in which the Company has an ownership interest. The Company is responsible for its proportionate share of such insurance based on its ownership interest. The Company's insurance policies provide coverage for decontamination liability expense, premature decommissioning and loss or damage to its nuclear facilities. These policies require that insurance proceeds first be applied to assure that, following an accident, the facility is in a safe and stable condition and can be maintained in such condition. Within 30 days of stabilizing the reactor, the licensee must submit a report to the NRC which provides a clean-up plan, including the identification of all clean-up operations necessary to decontaminate the reactor to permit either the resumption of operations or decommissioning of the facility. Under the Company's insurance policies, proceeds not already expended to place the reactor in a stable condition must be used to decontaminate the facility. If, as a result of an accident, the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the NRC to maintain to decommission the facility. These proceeds would be paid to the fund to make up any difference between the amount of money in the fund at the time of the early decommissioning and the amount that would have been in the fund if contributions had been made over the normal life of the facility. The Company is unable to predict what effect these requirements may have on the timing of the availability of insurance proceeds to the Company for the Company's bondholders and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $32 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition or results of operations.

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

         NRC regulations require that licensees of nuclear generating facilities demonstrate reasonable assurance that funds will be available in certain minimum amounts at the end of the life of the facility to decommission the facility. Based on estimates of decommissioning costs for each of the nuclear facilities in which the Company has an ownership interest, the PUC permits the Company to collect from its customers and deposit in segregated accounts amounts which, together with earnings thereon, will be used to decommission such nuclear facilities. At December 31, 1999, the Company's current estimate of its nuclear facilities' decommissioning cost is $1.4 billion in 1998 dollars. Decommissioning costs are recoverable through regulated rates. At December 31, 1999, the Company held $408 million in trust accounts, representing amounts recovered from customers and net realized and unrealized investment earnings thereon, to fund future decommissioning costs.

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

         In 1998, the NRC suspended its Systematic Assessment of License Performance (SALP) program for an interim period until the NRC staff completes a review of its nuclear power plant performance assessment process. During the interim period while the SALP program is suspended, the NRC will utilize the results of its plant performance reviews to provide nuclear power plant performance information to licensees, state and local officials and the public. These reviews are intended to identify performance trends since the previous assessment and make any appropriate changes to the NRC's inspection plans. The NRC has decided to substitute an alternative program which bases the level of NRC oversight on the results of NRC inspections and evaluations of specific plant performance and any identified changes in performance levels.

Limerick Generating Station
         Limerick Unit No. 1 achieved a capacity factor of 98% in 1999 and 77% in 1998. Limerick Unit No. 2 achieved a capacity factor of 86% in 1999 and 95% in 1998. Limerick Units No. 1 and No. 2 are each on a 24-month refueling cycle. The last refueling outages for Units No. 1 and No. 2 were in the spring of 1998 and 1999, respectively.

         On May 9, 1997, the NRC issued its periodic SALP report for Limerick for the period April 2, 1995 to March 29, 1997. Limerick achieved ratings of "1," the highest of three rating categories, in the areas of Operations, Maintenance and Plant Support. In the area of Engineering, Limerick achieved a rating of "2."

         In October 1990, General Electric Company (GE) reported that crack indications were discovered near the seam welds of the core shroud assembly in a GE Boiling Water Reactor (BWR) located outside the United States. As a result, GE issued a letter requesting that the owners of GE BWRs take interim corrective actions, including a review of fabrication records and visual examinations of accessible areas of the core shroud seam welds. Each of the reactors at Limerick and Peach Bottom is a GE BWR. Initial examination of Limerick Unit No. 1 was completed during the February 1996 refueling outage. Although crack indications were identified at one location, the Company concluded that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 1 for a minimum of the next two operating cycles. In accordance with industry experience and guidance, initial examination of Limerick Unit No. 2 was completed during the April 1999 refueling outage. Although crack indications were identified, the results of the inspections and evaluations concluded that the condition of the Limerick Unit No. 2 core shroud, projected through at least the next operating cycle, will support the required safety margins, specified in the ASME Code and reinforced by industry recommendations. Peach Bottom Unit No. 3 was initially examined during its refueling outage in the fall of 1993. Although crack indications were identified at two locations, the Company presented its findings to the NRC and recommended continued operation of Unit No. 3 for a two-year cycle. Unit No. 3 was re-examined during its refueling outage in the fall of 1995 and the extent of cracking identified was determined to be within industry-established guidelines. The Company has concluded, and the NRC has concurred, that there is a substantial margin for each core shroud weld to allow for continued operation of Unit No. 3. Peach Bottom Unit No. 2 was initially examined during its October 1994 refueling outage and the examination revealed a minimal number of flaws. Unit No. 2 was re-examined during its refueling outage in September 1996. Although the examination revealed additional minor flaw indications, the Company concluded, and the NRC concurred, that neither repair nor modification to the core shroud was necessary. The Company is also participating in a GE BWR Owners Group to develop long-term corrective actions.

         As a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which are part of the water supply system for emergency cooling of the reactor core, the NRC issued a bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC proposed three resolution options, including the installation of large capacity passive strainers, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Strainers have been installed at Peach Bottom Units No. 2 and No. 3 and Limerick Units No. 1 and No. 2.

         The NRC has raised concerns that the Thermo-Lag 330 fire barrier systems used to protect cables and equipment at certain nuclear facilities, including Limerick and Peach Bottom, may not provide the necessary level of fire protection and has requested licensees to describe short-term and long-term measures being taken to address this concern. The Company informed the NRC that it had taken short-term corrective actions to address the inadequacies of the Thermo-Lag barriers installed at Limerick and Peach Bottom and was participating in an industry-coordinated program to provide long-term corrective solutions. By letter dated December 21, 1992, the NRC stated that the Company's interim actions were acceptable. In 1995, the Company completed its engineering re-analysis for both Limerick and Peach Bottom. This re-analysis identified modifications at both plants in order to implement the long-term measures addressing the concern over Thermo-Lag use. On May 19, 1998, the NRC issued a confirmatory order modifying the license for Peach Bottom Units No. 2 and No. 3 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the October 1999 refueling outage of Peach Bottom Unit No. 3. On October 12, 1999, the Company confirmed to the NRC that the corrective actions associated with the Thermo-Lag fire barriers at Peach Bottom had been completed. In addition, the NRC issued a confirmatory order modifying the license for Limerick Units No. 1 and No. 2 requiring that the Company complete final implementation of corrective actions on the Thermo-Lag 330 issue by completion of the April 1999 refueling outage of Limerick Unit No. 2. The confirmatory order was subsequently modified by letter from the NRC dated May 3, 1999 to require completion of the Limerick Thermo-Lag upgrades by September 30, 1999. On September 17, 1999, the Company provided notification to the NRC of completion of the Thermo-Lag fire barrier corrective actions at Limerick.

         Water for the operation of Limerick is drawn from the Schuylkill River adjacent to Limerick and from the Perkiomen Creek, a tributary of the Schuylkill River. During certain periods of the year, generally the summer months but possibly for as much as six months or more in some years, the Company would not be able to operate Limerick without the use of supplemental cooling water due to existing regulatory water withdrawal constraints applicable to the Schuylkill River and the Perkiomen Creek. Supplemental cooling water for Limerick is provided by a supplemental cooling water system which draws water from the Delaware River at the Point Pleasant Pumping Station, transports it to the Bradshaw Reservoir, then to the east and main branches of the Perkiomen Creek and finally to Limerick. The supplemental cooling water system also provides water for public use to two Montgomery County water authorities. Certain of the permits relating to the operation of the supplemental cooling water system must be renewed periodically.

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

Peach Bottom Atomic Power Station
         Peach Bottom Unit No. 2 achieved a capacity factor of 99% in 1999 and 80% in 1998. Peach Bottom Unit No. 3 achieved a capacity factor of 90% in 1999 and 92% in 1998. Peach Bottom Units No. 2 and No. 3 are each on a 24-month refueling cycle. The last refueling outages for Units No. 2 and No. 3 were in the fall of 1998 and 1999, respectively.

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

         On September 30, 1999, the Company announced it has reached an agreement to purchase an additional 7.51% ownership interest in Peach Bottom from Atlantic City Electric Company and Delmarva bringing the Company's ownership to 50%. The sale is expected to be completed by mid-2000 subject to federal and state approvals.

         In addition to the matters discussed above, see "Limerick Generating Station" for a discussion of certain matters which affect both Peach Bottom and Limerick.


Salem Generating Station
         The Company has been informed by PSE&G that Salem Unit No. 1 achieved a capacity factor of 83% in 1999 and 66% in 1998. Salem Unit No. 2 achieved a capacity factor of 82% in 1999 and 80% in 1998. Salem Units No. 1 and No. 2 are each on an 18-month refeuling cycle. The last refueling outages for Units No. 1 and No. 2 were in the spring of 1999 and fall of 1999, respectively.

         The Company has been informed by PSE&G that on September 15, 1998, the NRC issued its latest SALP for Salem for the period March 1, 1997 to August 1, 1998. In the areas of Operations and Plant Support, Salem achieved a rating of "1". In the areas of Maintenance and Engineering, Salem achieved a rating of "2".

         In addition to the matters discussed above, see "Peach Bottom Atomic Power Station,""Environmental Regulations - Water," and ITEM 3. Legal Proceedings.

Fuel
         The following table shows the Company's sources of electric output for 1999 and as estimated for 2000:

                                                       1999        2000 (Est.)
                                                       ------      -----------
Nuclear                                                41.3%            42.1%
Mine-mouth, coal-fired                                  6.8              6.8
Service-area, coal-fired                                3.5              4.2
Oil-fired                                               1.8              1.7
Hydro (includes pumped storage)                         1.2              1.6
Internal combustion                                     0.1              0.2
Purchased, interchange and nonutility generated        45.3             43.4
                                                       ----            -----
                                                      100.0%           100.0%
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

                                      Concentrates (1)     Conversion (2)     Enrichment     Fabrication
                                     ------------------   ----------------   ------------   ------------

Limerick Unit No. 1 ..............         2002                2002             2004            2003
Limerick Unit No. 2 ..............         2002                2002             2004            2004
Peach Bottom Unit No. 2 ..........         2002                2002             2004            2002
Peach Bottom Unit No. 3 ..........         2002                2002             2004            2003
------------

(1) The Company's contracts for uranium concentrates are allocated to Limerick and Peach Bottom on an as-needed basis. The Company has commitments for at least 80% of concentrates requirements for Limerick and Peach Bottom in 2002, and about 20% of requirements in 2003 and 2004.

(2) The Company has commitments for at least 90% of the conversion services requirements for Limerick and Peach Bottom in 2002 and about 20% of requirements in 2003 and 2004.

         There are no commercial facilities for the reprocessing of spent nuclear fuel currently in operation in the United States, nor has the NRC licensed any such facilities. The Company currently stores all spent nuclear fuel from its nuclear generating facilities in on-site, spent-fuel storage pools. Limerick has on-site facilities with capacity to store spent fuel with full core discharge capability until 2006. Peach Bottom has on-site pools with capacity to store spent fuel until 2000 for Unit No. 2 and 2001 for Unit No. 3. The Company has completed construction of a dry spent-fuel storage facility at Peach Bottom to maintain full core discharge capacity in the spent-fuel pools. An NRC monitored dry run of storage operations was completed in March 2000 in anticipation of a summer 2000 spent-fuel storage campaign for Peach Bottom Unit No. 2. The cost of the facility, including the first nine storage casks, was approximately $33.5 million. The independent spent-fuel storage facility is expected to provide life of plant storage capacity. The Company expects to purchase storage casks to maintain spent-fuel storage capacity at an estimated cost of $6 million per year. The Company has been informed by PSE&G that as a result of reracking the two spent-fuel pools at Salem, spent-fuel storage capacity of Salem Units No. 1 and No. 2 is estimated to be 2012 and 2016, respectively. PSE&G is also currently assessing available options which could satisfy the potential need for additional storage capacity, including the option of constructing an on-site dry storage facility that would satisfy the spent-fuel storage needs of Salem.

         Under the Nuclear Waste Policy Act of 1982 (NWPA), the DOE is required to begin taking possession of all spent nuclear fuel generated by the Company's nuclear units for long-term storage by no later than 1998. Based on recent public pronouncements, it is not likely that a permanent disposal site will be available for the industry before 2015, at the earliest. In reaction to statements from the DOE that it was not legally obligated to begin to accept spent fuel in 1998, a group of utilities and state government agencies filed a lawsuit against the DOE which resulted in a decision by the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) in July 1996 that the DOE had an unequivocal obligation to begin to accept spent fuel in 1998. In accordance with the NWPA, the Company pays the DOE one mil ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. Because of inaction by the DOE following the D.C. Court of Appeals finding of the DOE's obligation to begin receiving spent fuel in 1998, a group of forty-two utility companies, including the Company, and forty-six state agencies, filed suit against the DOE seeking authorization to suspend further payments to the U.S. government under the NWPA and to deposit such payments into an escrow account until such time as the DOE takes effective action to meet is 1998 obligations. In November 1997, the D.C. Court of Appeals issued a decision in which it held that the DOE had not abided by its prior determination that the DOE has an unconditional obligation to begin disposal of spent nuclear fuel by January 31, 1998. The D.C. Court of Appeals also precluded the DOE from asserting that it was not required to begin receiving spent nuclear fuel because it had not yet prepared a permanent repository or an interim storage facility. The DOE and one of the utility companies filed Petitions for Reconsideration of the decision which were denied, as were petitions seeking U.S. Supreme Court review of the decision. In addition, the DOE is exploring other options to address delays in the waste acceptance schedule.

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

         The Company is also pursuing alternative disposal strategies for LLRW generated at Peach Bottom and Limerick, including a LLRW reduction program. Pennsylvania, which had agreed to be the host site for a LLRW disposal facility for generators located in Pennsylvania, Delaware, Maryland and West Virginia, has suspended the search for a permanent disposal site. The Company contributed $12 million towards the total cost of a permanent Pennsylvania disposal site prior to its suspension.

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

         The Company is currently recovering in rates the costs for nuclear decommissioning and decontamination and related spent-fuel storage. The Company believes that the ultimate costs of decommissioning and decontamination, spent-fuel disposal and any assessment under the Energy Act will continue to be recoverable through rates.

Coal

         The Company has a 20.99% ownership interest in Keystone Station (Keystone) and a 20.72% ownership interest in Conemaugh Station (Conemaugh), coal-fired, mine-mouth generating stations in western Pennsylvania operated by Sithe Energy, Inc. A majority of Keystone's fuel requirements is supplied by one coal company under a contract which expires on December 31, 2004. The contract calls for between 3.0 and 3.5 million tons for 1999 and a total of 6.5 million tons of coal purchases for the years 2000 through 2004. Approximately 80% of Conemaugh's 2000 fuel requirements are secured by a long-term contract and the remainder by several short-term contracts or spot purchases.

         The Company has entered into contracts for a significant portion of its coal requirements and makes spot purchases for the balance of coal required by its Philadelphia-area, coal-fired units at Eddystone Generating Station (Eddystone) and Cromby Station (Cromby). At January 1, 2000, the Company had contracts with two suppliers for 1.5 million tons per year or approximately 80% of expected annual requirements. Both contracts expire on December 31, 2001. Purchases pursuant to these contacts represented approximately 2.8% of the Company's Fuel and Energy Interchange Expense in 1999.

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

Power Marketing Group

         The Company competes in the wholesale electric generation business on a national basis. The Company enters into bilateral arrangements for the purchase, sale and delivery of energy and competes in the developing wholesale spot market for electricity, including the hourly energy market in PJM known as the PJM Power Exchange (PJM PX). The FERC's stated goal in promulgating Order No. 888 and related orders is to remove impediments to competition in the wholesale bulk power marketplace and to bring more efficient and lower cost power to electricity consumers. The Company has received authorization from FERC to sell energy at market-based rates within and outside the geographical boundaries of PJM.

         The Company's wholesale operations include the physical delivery and marketing of power obtained through Company-owned generation capacity, and long, intermediate and short-term contracts. The Company maintains a net positive supply of energy and capacity, through Company-owned generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. The Company has also contracted for access to additional generation through bilateral long-term power purchase agreements. These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature - similar to asset ownership. The Company enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers. The Company has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The intent and business objective for the use of its capital assets and contracts is to provide the Company with physical power supply to enable it to deliver energy to meet customer needs. The Company does not use financial contracts in its wholesale marketing activities and as a matter of business practice does not "pair off" or net settle its contracts. All contracts result in the delivery and/or receipt of power.

         The Company has entered into bilateral long-term contractual obligations for sales of energy to other load-serving entities including electric utilities, municipalities, electric cooperatives, and retail loan aggregators. The Company also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. The Company provides delivery of its energy to these customers in and out of PJM through access to Company-owned transmission assets or rights for firm transmission.

         The Company has entered into three long-term power purchase agreements with Independent Power Producers (IPP) under which the Company makes fixed capacity payments to the IPP in return for exclusive rights to the energy and capacity of the generating units for a fixed period. The terms of the long-term power purchase agreements enable the Company to supply the fuel and dispatch energy from the plants. The plants are currently being constructed and are scheduled to begin operations in 2000, 2001 and 2002, respectively.

         On March 10, 1999, the FERC issued an order granting a pending application by other PJM utilities for market-based rate authority for sales of energy and certain ancillary services into the PJM PX. Although the Company was not a party to that application, the FERC expressly granted the Company market-based rate authority for sales of energy and ancillary services into the PJM PX. Previously, the FERC restricted generators located within PJM, including the Company, to cost-based bids. The FERC order expanded the Company's existing ability to engage in wholesale marketing of power and certain associated ancillary services at market-based rates to include transactions with the PJM PX. The FERC also granted anyone else with market-based rate authority the same right.

         On March 10, 1999, the FERC also entered an order establishing a Market Monitoring Plan (MMP) for the PJM control area. The MMP will be administered by a newly created Market Monitoring Unit (MMU) under the PJM and authorizes the MMU to monitor and report on market activity and alleged exercises of market power by market participants. The FERC order directs additional modifications to the proposed MMP that will increase the level of coordination of the MMU with various governmental authorities. It is unclear what impact either the MMP or the MMU ultimately will have on power transactions within the PJM PX in particular and on wholesale bilateral transactions generally.

Unregulated Retail Energy Supplier

         The Company's Exelon Energy division is an unregulated supplier of generation and natural gas supply services. Exelon Energy offers competitive generation services to residential, commercial and industrial customers throughout Pennsylvania and natural gas supply services to large commercial and industrial customers in Pennsylvania and New Jersey.

         At December 31, 1999, Exelon Energy had 134,000 electric generation services customers and 1,300 natural gas supply services customers. Exelon Energy acquires generation services supplied to customers through the Company's power marketing group. Exelon Energy purchases its natural gas supply in the open market.

         Exelon Energy is licensed by the PUC, the New Jersey Board of Public Utilities, the Maryland Public Service Commission and the Massachusetts Department of Telecommunications and Energy to provide energy supply in these states. As a division of a PUC-regulated distribution company, Exelon Energy must maintain its operations separate and distinct from the Company's distribution business. Exelon Energy is subject to a Code of Conduct that prohibits the sharing of information between the distribution business and Exelon Energy that would put unrelated generation suppliers at a competitive disadvantage. Exelon Energy has established its own infrastructure, including its own call center and billing, pricing and procurement systems.

AmerGen Energy Company, LLC

         In 1997, the Company and British Energy formed AmerGen to pursue opportunities to acquire and operate nuclear generating stations in the United States. The Company and British Energy each own a 50% equity interest in AmerGen. The Company accounts for its investment in AmerGen under the equity method of accounting.

         In 1999, AmerGen, purchased Clinton Nuclear Power Station (Clinton) and Three Mile Island Unit No. 1 Nuclear Generating Facility (TMI). Clinton is a BWR nuclear facility with a capacity of 930 MW. TMI is a pressurized water reactor nuclear facility with a capacity of 786 MW.

         In 1999, AmerGen also entered into agreements to purchase Nine Mile Point Unit No. 1 Nuclear Generating Facility, a 59% undivided interest in Nine Mile Point Unit No. 2 Nuclear Generating Facility, Oyster Creek Nuclear Generating Facility and Vermont Yankee Nuclear Power Station. These purchases are expected to be completed in 2000 upon receipt of the required federal and state approvals. In conjunction with each of the completed acquisitions, AmerGen has received fully funded decommissioning trust funds which have sufficient assets to fully cover the anticipated costs to decommission each nuclear plant following its licensed life, including an annual net growth rate of 2% in accordance with NRC regulations. AmerGen believes that the amount of the trust funds and investment earnings thereon will be sufficient to meet its decommissioning obligations.

Ventures Business Unit
         The Company's ventures business unit consists of its infrastructure services business, its telecommunications equity investments and other investments.

Exelon Infrastructure Services, Inc.
         In the second quarter of 1999, the Company formed EIS, an unregulated subsidiary of the Company, to provide infrastructure services, including infrastructure construction, operation management and maintenance services to owners of electric, gas and telecommunications systems, including industrial and commercial customers, utilities and municipalities.

         In October 1999, EIS acquired the stock or assets of six utility service contracting companies for an aggregate purchase price of approximately $233 million, including $11 million of EIS stock. The purchase price also contains estimated contingent payments of $20 million based upon the achievement of targeted earnings of the acquired companies over a one-year period. The acquisitions were accounted for using the purchase method of accounting.

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

PECO Energy Transition Trust, PECO Energy Capital Corp. and Related Entities
         PETT, a statutory business trust established by the Company under the laws of the State of Delaware and a wholly owned subsidiary of the Company, was formed on June 23, 1998 pursuant to a trust agreement between the Company, as grantor, First Union Trust Company, N.A., as issuer trustee, and two beneficiary trustees appointed by the Company. PETT was created for the sole purpose of issuing transition bonds to securitize a portion of the Company's authorized stranded cost recovery. On March 25, 1999, PETT issued $4 billion of its Transition Bonds, Series 1999-A. The Transition Bonds are solely obligations of PETT secured by intangible transition property, representing the right to collect ITC's sufficient to pay the principal and interest on the Transition Bonds, sold by the Company to PETT.

         PECO Energy Capital Corp., a wholly owned subsidiary, is the sole general partner of PECO Energy Capital, L.P., a Delaware limited partnership (Partnership). The Partnership was created solely for the purpose of issuing preferred securities, representing limited partnership interests and lending the proceeds thereof to the Company and entering into similar financing arrangements. The loans to the Company are evidenced by the Company's subordinated debentures (Subordinated Debentures), which are the only assets of the Partnership. The only revenues of the Partnership are interest on the Subordinated Debentures. All of the operating expenses of the Partnership are paid by PECO Energy Capital Corp. As of December 31, 1999, the Partnership held $128.1 million aggregate principal amount of the Subordinated Debentures.

         PECO Energy Capital Trust II (Trust II) was created in June 1997 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust II Receipts) each representing an 8.00% Cumulative Monthly Income Preferred Security, Series C (Series C Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust II. As of December 31, 1999, the Trust II had outstanding 2,000,000 Trust II Receipts. At December 31, 1999, the assets of the Trust II consisted solely of 2,000,000 Series C Preferred Securities with an aggregate stated liquidation preference of $50 million. Distributions were made on the Trust II Receipts during 1999 in the aggregate amount of $4 million. Expenses of the Trust II for 1999 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust II Receipts are issued in book-entry only form.

         PECO Energy Capital Trust III (Trust III) was created in April 1998 as a statutory business trust under the laws of the State of Delaware solely for the purpose of issuing trust receipts (Trust III Receipts) each representing an 7.38% Cumulative Preferred Security, Series D (Series D Preferred Securities) of the Partnership. The Partnership is the sponsor of the Trust III. As of December 31, 1999, the Trust III had outstanding 78,105 Trust III Receipts. At December 31, 1999, the assets of the Trust III consisted solely of 78,105 Series D Preferred Securities with an aggregate stated liquidation preference of $78.1 million. Distributions were made on the Trust III Receipts during 1999 in the aggregate amount of $5.8 million. Expenses of the Trust III for 1999 were approximately $50,000, all of which were paid by PECO Energy Capital Corp. The Trust III Receipts are issued in book-entry only form.

Segment Information
         Segment information is incorporated herein by reference to Note 3 of Notes to Consolidated Financial Statements included in ITEM 8. - Financial Statements and Supplementary Data.

Competition
         The Company competes in deregulated retail electric generation markets and the national wholesale electric generation market.

         Retail competition for electric generation supply in Pennsylvania commenced in January 1999. The Company, through Exelon Energy, the Company's new competitive supplier, actively competes for a share of the generation supply market throughout Pennsylvania. The Company also participates in the generation supply market in its traditional service territory through its distribution business unit. Generation services provided by the distribution business unit are at the energy and capacity charge mandated by the Final Restructuring Order. Generation services offered by Exelon Energy are at competitive market prices. Customers who choose to take generation service from the distribution business unit may choose an alternate generation supplier at any time.

         For additional information, see ITEM 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Year 2000 Readiness Disclosure

         During 1999 and 1998, the Company successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

         The Y2K Project was divided into four main sections - Information Technology Systems (IT Systems), Embedded Technology (devices to control, monitor or assist the operation of equipment, machinery or plant), Supply Chain (third-party suppliers and customers) and Contingency Planning. The IT Systems section included both the conversion of applications software that was not Y2K ready and the replacement of software when available from the supplier. The Supply Chain section included the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue.

         The current estimated total cost of the Y2K Project is $61 million, the majority of which is attributable to testing. This represents a $9 million reduction of the previously estimated cost of the Y2K Project. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Y2K Project through December 31, 1999 was $56 million. The Company is funding the Y2K Project from operating cash flows.

         The Company's systems experienced no Y2K difficulties on December 31, 1999 or since that date. The Company's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. The Company's Y2K Project also successfully addressed concerns with the date February 29, 2000. The Company will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.


Capital Requirements

         The following table shows the Company's most recent estimate of capital requirements for 2000:



                                                                 (Millions of $)
                                                                ----------------

      Construction ..........................................         $517
      New ventures (1) ......................................          410
      Long-term debt maturities and sinking funds. ..........          127

                                                                      ----

          Total capital requirements. .......................        $1,054

                                                                      ====
------------
(1) A portion of these expenditures will be expensed.


         Under the Company's mortgage (Mortgage), additional mortgage bonds may not be issued on the basis of property additions or cash deposits unless earnings before income taxes and interest during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional mortgage bonds are issued are at least two times the pro forma annual interest on all mortgage bonds outstanding and then applied for. For the purpose of this test, the Company has not included Allowance for Funds Used During Construction which is included in net income in the Company's consolidated financial statements. The coverage under the earnings test of the Mortgage for the twelve months ended December 31, 1999 was 11.60 times. The coverage under the earnings test of the Mortgage for the twelve months ended December 31, 1998 was 5.47 times. At December 31, 1999, the Company had at least $2.26 billion of available property additions against which $1.36 billion of mortgage bonds could have been issued. In addition at December 31, 1999, the Company was entitled to issue approximately $1.64 billion of mortgage bonds without regard to the earnings and property additions tests against previously retired mortgage bonds.

         Under the Company's Amended and Restated Articles of Incorporation (Articles), the issuance of additional preferred stock requires an affirmative vote of the holders of two-thirds of all preferred shares outstanding unless certain tests are met. Under the most restrictive of these tests, additional preferred stock may not be issued without such a vote unless earnings after income taxes but before interest on debt during 12 consecutive calendar months of the preceding 15 calendar months from the month in which the additional shares of stock are issued are at least 1.5 times the aggregate of the pro forma annual interest and preferred stock dividend requirements on all indebtedness and preferred stock. Coverage under this earnings test of the Articles for the twelve months ended December 31, 1999 was 2.45 times. Coverage under this earnings test of the Articles for the twelve months ended December 31, 1998 was
2.81 times.

         The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:

                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
Ratio of Earnings to Fixed Charges ..........   3.42        3.60        2.71        3.29        3.41
Ratio of Earnings to Combined Fixed Charges
 and Preferred Stock Dividends ..............   3.24        3.40        2.50        3.04        3.12

         For purposes of these ratios, (i) earnings consist of income from continuing operations before income taxes and fixed charges and (ii) fixed charges consist of all interest deductions and the financing costs associated with capital leases. For purposes of calculating these ratios, income from continuing operations for 1999 does not include the extraordinary charge against income of $62 million ($37 million net of income taxes ), for 1998 does not include the extraordinary charge against income of $33 million ($20 million net of income taxes) and for 1997 does not include the extraordinary charge against income of $3.1 billion ($1.8 billion net of income taxes).

         For additional information, see ITEM 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Construction

         The following table shows the Company's most recent estimate of capital expenditures for plant additions and improvements for 2000:


                                                (Millions of $)
                                               ----------------
Electric:
  Production ...............................         $175
  Nuclear fuel .............................           95
  Transmission and distribution. ...........          195
                                                     ----
       Total electric ......................          465
Gas ........................................           40
Other ......................................           12
                                                     ----
  Total. ...................................         $517
                                                     ====

         The Company's current construction program does not include any new generating facilities. At December 31, 1999, construction work in progress, excluding nuclear fuel, aggregated $232 million.

Employee Matters

         The Company and its subsidiaries had 11,737 employees, including approximately 5,000 EIS employees, at December 31, 1999. The number of employees does not include employees of joint ventures. None of the employees of the Company or its subsidiaries, other than certain EIS employees, are represented by a union. Over the past several years, a number of unions have filed petitions with the National Labor Relations Board to hold certification elections with regard to different segments of employees within the Company. In all cases, the Company employees, other than certain EIS employees, have rejected union representation. The Company expects that such petitions will continue to be filed in the future.

         As part of the Cost Competitiveness Review (CCR), in April 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program to achieve targeted workforce reductions. See Note 22 of Notes to Consolidated Financial Statements included in ITEM 8. - Financial Statements and Supplementary Data.


Environmental Regulations

         Environmental controls at the federal, state, regional and local levels have a substantial impact on the Company's operations due to the cost of installation and operation of equipment required for compliance with such controls. In addition to the matters discussed below, see "Generation Business Unit -- Limerick Generating Station."

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


Water

         The Company has been informed by PSE&G that PSE&G is implementing the 1994 New Jersey Pollutant Discharge Elimination System (NJPDES) permit issued for Salem by the New Jersey Department of Environmental Protection (NJDEP) which requires, among other things, water intake screen modifications and wetlands restoration. Under the 1994 permit, which remains in effect until such time as a renewal permit is issued, PSE&G is continuing to restore wetlands and to conduct the requisite management and monitoring associated with the implementation of the special conditions of that permit. The existing permit remains in full force and effect indefinitely upon submission of a timely renewal filing. The Company's share of costs is 42.59% and is included in the Company's capital requirements. On March 4, 1999, PSE&G filed a comprehensive application for the renewal of Salem's NJDEP permit. The Company cannot currently predict the outcome of the review of this application. An unfavorable determination could have a material adverse effect on the Company's financial condition and results of operations.

         The DRBC issued a revised Docket for Salem in 1995 (Revised Docket) approving a modification to the 1970 Salem Docket that approved the construction and operation of the station's cooling water system. The Revised Docket authorized, among other things, the continued operation of Salem's cooling water system for an additional five years. The Revised Docket provides that the authorization expires September 27, 2000 absent review of the Docket on or before August 31, 1999 and renewal by the DRBC. DRBC review of the matter commenced in the second quarter of 1999. The DRBC modified the Revised Docket to provide that it shall remain in effect until six months after the NJDEP acts on PSE&G's permit, or at a later date established by the DRBC.

         PSE&G has informed the Company that it believes that the current operations of Salem are in compliance with the Federal Water Pollution Control Act (FWPCA) and will vigorously pursue its applications to continue operations of Salem with present cooling water intake structures. The EPA, as a result of litigation by environmental groups, is conducting a rulemaking under the FWPCA that may result in the establishment of regulatory guidance on material issues with respect to the FWPCA permitting decisions, such as guidance on determinations of adverse environmental impacts and best technology available. The rulemaking may impact NJDEP determinations with respect to PSE&G's permit renewal applications.

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

         The Amendments establish a comprehensive and complex national program to substantially reduce air pollution. The Amendments include a two-phase program to reduce acid rain effects by significantly reducing emissions of SO(2) and NO(x) from electric power plants. Flue-gas desulfurization systems (scrubbers) have been installed at Conemaugh Units No. 1 and No. 2 to reduce SO(2) emissions to meet the Phase I requirements of the Amendments. Keystone Units No. 1 and No. 2 are subject to the Phase II SO(2) and NO(x) limits of the Amendments which must be met by January 1, 2000. The Company and the other Keystone co-owners have several Phase II compliance options for Keystone, including the purchase of SO(2) emission allowances.

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

         On September 24, 1998, the EPA announced the issuance of a final regulation which will require 22 states and the District of Columbia to reduce emissions of NO(x) by more than 1 million tons annually beginning in 2003. The main goal of the regulation is to limit the transport of ozone pollution into the northeastern states, including Pennsylvania, by reducing NO(x) emissions in southern and midwestern states. Pennsylvania utilities, including the Company, are already subject to strict NO(x) emission limits. A group of southern and midwestern states and utilities appealed the issuance of the EPA regulation to the Federal Court of Appeals.

         On March 3, 2000, the District of Columbia Circuit Court of Appeals substantively upheld an October 1998 EPA final regulation to reduce summertime regional NO(x) emissions in 19 eastern states beginning May 1, 2003. The Court's ruling on the regulation (which is aimed at reducing the interstate transport of ozone pollution) is expected to be appealed by at least some of the involved litigants. This appeal may involve a request for rehearing and/or review by the U.S. Supreme Court. On January 18, 2000, in response to petitions filed by four northeastern states under Section 126 of the Clean Air Act (CAA), EPA issued an additional regulation which will require NO(x) reductions from electric generation and large industrial sources in twelve states beginning May 1, 2003. In addition to affecting Pennsylvania emission sources, the Section 126 regulation also covers sources in Delaware, Indiana, Kentucky, Maryland, Michigan, North Carolina, New Jersey, New York, Ohio, Virginia and West Virginia. It is expected that EPA's Section 126 regulation will also be litigated in the federal court. As a result of time lost due to past and current litigation, there is a possibility that the federal program implementation date may be delayed for some, or all, affected states.

         PDEP is in the process of finalizing state regulations to implement the federal 2003 emission reduction requirements. Pennsylvania is currently operating under a more restrictive NO(x) program than states located to the south and west of the Commonwealth. To calculate state NO(x) emission budgets for the 2003 program, the new federal regulations applied a uniform reduction requirement to the covered electric generation units in each state. Current PDEP NO(x) regulations, as well as those to be adopted to implement the federal requirements, could restrict the operation of the Company's fossil-fired units, require the purchase of NO(x) emission allowances from others, or require the installation of additional control equipment.

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

         The EPA has filed complaints in several federal district courts against 11 utility companies claiming that modifications to their coal-fired electric generating stations were implemented without pre-construction permits required by New Source Regulations (NSR) and without conducting Prevention of Significant Deterioration (PSD) reviews, all in violation of the CAA. The EPA complaints were part of a new initiative targeting coal-fired electric generating stations with emission limits higher than stations coming on line after the effective date of CAA regulations imposing very low emission rates. The Company's Eddystone Generating Station meets the initial age and output screening criteria for EPA scrutiny and enforcement. To date, none of the Company's generation stations have been targeted by EPA with information requests or site visits. However, indications are that the EPA's initiative will extend well beyond the 11 utilities targeted to date. Findings of NSR or PSD violations of the CAA pose risks of significant penalties. The Company believes that its activities over the last 20 years in maintaining the equipment at its coal-fired units was lawful and not in violation of the CAA. The Company will vigorously defend its actions if challenged by the EPA.


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

         By notice issued in November 1986, the EPA notified over 800 entities, including the Company, that they may be PRPs under CERCLA with respect to releases of radioactive and/or toxic substances from the Maxey Flats disposal site, a low-level radioactive waste disposal site near Moorehead, Kentucky, where Company wastes were deposited. Approximately 90 PRPs, including the Company, formed a steering committee and entered into an administrative consent order with the EPA to conduct a remedial investigation and feasibility study (RI/FS), which was substantially revised based on the EPA comments. In September 1991, following public review and comment, the EPA issued a Record of Decision
(ROD) in which it selected a natural stabilization remedy for the Maxey Flats disposal site. The steering committee has preliminarily estimated that implementing the EPA proposed remedy at the Maxey Flats site would cost $60-$70 million in 1993 dollars. A settlement has been reached among the federal and private PRPs, the Commonwealth of Kentucky and the EPA concerning their respective roles and responsibilities in conducting remedial activities at the site. Under the settlement, the private PRPs will perform the initial remedial work at the site and the Commonwealth of Kentucky will assume responsibility for long-range maintenance and final remediation of the site. The Company estimates that it will be responsible for $800,000 of the remediation costs to be incurred by the private PRPs. On April 18, 1996, a consent decree, which included the terms of the settlement, was entered by the United States District Court for the Eastern District of Kentucky. The PRPs have entered into a contract for the design and implementation of the remedial plan and work has commenced.

         By notice issued in December 1987, the EPA notified several entities, including the Company, that they may be PRPs under CERCLA with respect to wastes resulting from the treatment and disposal of transformers and miscellaneous electrical equipment at a site located in Philadelphia, Pennsylvania (the Metal Bank of America site). Several of the PRPs, including the Company, formed a steering committee to investigate the nature and extent of possible involvement in this matter. On May 29, 1991, a Consent Order was issued by the EPA pursuant to which the members of the steering committee agreed to perform the RI/FS as described in the work plan issued with the Consent Order. The Company's share of the cost of the RI/FS was approximately 30%. On October 14, 1994, the PRPs submitted to the EPA the RI/FS which identified a range of possible remedial alternatives for the site from taking no action to removal of essentially all contaminated material with an estimated cost range of $2 million to $90 million. On July 19, 1995, the EPA issued a proposed plan for remediation of the site which involves removal of contaminated soil, sediment and groundwater and which the EPA estimates would cost approximately $17 million to implement. On October 18, 1995, the PRPs submitted comments to the EPA on the proposed plan which identified several inadequacies with the plan, including substantial underestimates of the costs associated with remediation. In December 1997, the EPA finalized its ROD for the site. In January 1998, the EPA sent letters to approximately 20 PRPs, including the Company, giving them 60 days to negotiate with the EPA to perform the proposed remedy. The Company, along with the nine other PRPs in the utility PRP group, responded to the EPA's letter by offering to conduct the Remedial Design (RD) but not the Remedial Action (RA) outlined in the ROD. The EPA rejected the PRP group's offer and, on June 26, 1998, issued an Order to the non-de minimis PRP Group members, and others, including the owner, to implement the RD and RA. The PRP Group is proceeding as required by the Order. It has selected a contractor which has been approved by the EPA, and, on November 5, 1998, submitted the draft RD work plan. The EPA has approved the PRP Group's RD work plan and based upon the RD investigation, EPA has indicated that it is considering reducing the scope of the required remediation. EPA and the PRPs are also involved in litigation with the site owner, concerning remediation liability. The Company is unable to estimate its share of the costs of the remedial activities.

         By notice issued in September 1985, the EPA notified the Company that it has been identified as a PRP for the costs associated with the cleanup of a site (Berks Associates/Douglassville site) where waste oils generated from Company operations were transported, treated, stored and disposed. In August 1991, the EPA filed suit in the Eastern District Court against 36 named PRPs, not including the Company, seeking a declaration that these PRPs are jointly and severally liable for cleanup of the Berks Associates/Douglassville site and for costs already expended by the EPA on the site. Simultaneously, the EPA issued an Administrative Order against the same named defendants, not including the Company, which requires the PRPs named in the Administrative Order to commence cleanup of a portion of the site. On September 29, 1992, the Company and 169 other parties were served with a third-party complaint joining these parties as additional defendants. Subsequently, an additional 150 parties were joined as defendants. A group of approximately 100 PRPs with allocated shares of less than 1%, including the Company, have formed a negotiating committee to negotiate a settlement offer with the EPA. In December 1994, the EPA proposed a de minimis PRP settlement which would have required the Company to pay approximately $992,000 in exchange for the EPA agreeing not to sue. Subsequently, the non-de minimis parties successfully challenged the ROD remedy. A ROD amendment was finalized and, on October 27, 1998, the EPA settled with the de minimis parties. Under the provisions of the settlement, the Company would be required to pay approximately $520,000 for liabilities resulting from the government's past and potential future costs. The Department of Justice approved the settlement in the May of 1999. With the expiration of the public comment period in August 1999, the settlement with the Company was effective.

         In October 1995, the Company, along with over 500 other companies, received a General Notice from the EPA advising that the Company had been identified as having sent hazardous substances to the Spectron/Galaxy Superfund Site and requesting the companies to conduct an RI/FS at the site. The Company had previously been identified as a de minimis PRP and paid $2,100 to settle an earlier phase. Additionally, the Company had participated in a PRP agreement and consent order related to further work at the Spectron site. In conjunction with the EPA's General Notice, the existing PRP group has proposed a preliminary settlement which, based on the volume of hazardous substances sent to the Spectron site by the Company, would allow the Company to settle the matter as a de minimis party for less than $10,000. To date, no formal settlement has been proposed.


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

         The Company had been named as a defendant in a Superfund matter involving the Greer Landfill in South Carolina. The plaintiff's motion to dismiss the complaint against the Company was granted. The Company was not required to contribute to the cleanup of this site. No other defendant has pursued any cross-claims against the Company.

         On November 18, 1996, the Company received a notice from the EPA that the Company is a PRP at the Malvern TCE Superfund Site, located in Malvern, Pennsylvania. In April 1998, the Company was notified of a de minimus settlement under which the Company was allocated a total cost of $16,000 for EPA past and future costs. The settlement was reached in September 1999.

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

         The Company has identified 28 sites where former manufactured gas plant
(MGP) activities may have resulted in site contamination. Past activities at several sites have resulted in actual site contamination. The Company is presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. The PDEP has approved the Company's clean-up of three sites. Ten other sites are currently under some degree of active study and/or remediation. At December 31, 1999, the Company had accrued $32 million for investigation and remediation of these MGP sites that currently can be reasonably estimated. The Company believes that it could incur additional liabilities with respect to MGP sites, which cannot be reasonably estimated at this time. The Company has sued a number of insurance carriers seeking indemnity/coverage for remediation costs associated with these former MGP sites.

         The Company has also responded to various governmental requests, principally those of the EPA pursuant to CERCLA, for information with respect to the possible deposit of Company waste materials at various disposal, processing and other sites.

         On June 4, 1993, the Company entered into a Corrective Action Consent Order (CACO) from the EPA under the RCRA. The CACO order requires the Company to investigate the extent of alleged releases of hazardous wastes and to evaluate corrective measures, if necessary, for a site located along the Delaware River in Chester, Pennsylvania, which had previously been leased to Chem Clear, Inc. Chem Clear operated an industrial waste water pretreatment facility on the site. In October 1994, the Company entered into an agreement with Clean Harbors, the successor to Chem Clear, pursuant to which the Company will be responsible for approximately 25% of the costs incurred under the CACO and Clean Harbors will be responsible for 75% of the costs. The required investigation was completed in the summer of 1998 and a comprehensive RCRA Facility Investigation Report (RFI) is being prepared for submission to the EPA. The Company performed interim measures at the site. In January 1998, the Chester Waterfront Redevelopment Project was developed as an alternative to an expanded RCRA Corrective Action Project. The Company together with the EPA and the PDEP have agreed that potential remediation of the Chem Clear property and the investigation and potential remediation of all contiguous properties be moved from the EPA's RCRA Program to the PDEP Act 2 program. The PDEP Act 2 program is a land recycling program allowing remediation of properties more efficiently through redevelopment. At December 31, 1999, the Company had spent approximately $3.6 million to comply with the CACO and $700,000 on the Chester Waterfront Project. At the completion of the required RCRA investigation, the Company will combine the projects and will be able to predict the nature and cost of any potential corrective action.

Costs

         At December 31, 1999, the Company had accrued $57 million for various investigation and remediation costs that can be reasonably estimated, including approximately $32 million for investigation and remediation of former MGP sites as described above. The Company cannot currently predict whether it will incur other significant liabilities for additional investigation and remediation costs at sites presently identified or additional sites which may be identified by the Company, environmental agencies or others or whether all such costs will be recoverable through rates or from third parties.

         The Company's budget for capital requirements for 2000 for compliance with environmental requirements total approximately $7 million. In addition, the Company may be required to make significant additional expenditures not presently determinable.

Executive Officers of the Registrant at December 31, 1999

                           Age at                                                                Effective Date of Election
Name                      Dec. 31, 1999                         Position                             to Present Position
----                     ---------------                        --------                         --------------------------

C. A. McNeill, Jr .....        60         Chairman of the Board, President and Chief
                                           Executive Officer ................................          July 1, 1997
G. R. Rainey ..........        50         President and Chief Nuclear Officer, PECO
                                           Nuclear ..........................................          June 1, 1998
G. A. Cucchi ..........        50         Senior Vice President, Corporate and President,
                                           PECO Energy Ventures. ............................          June 22, 1998
J. W. Durham ..........        62         Senior Vice President and General Counsel .........          October 24, 1988
M. J. Egan. ...........        46         Senior Vice President, Finance and Chief
                                           Financial Officer ................................          October 13, 1997
K. G. Lawrence ........        52         Senior Vice President, Corporate and President,
                                           PECO Energy Distribution .........................          June 22, 1998
I. P. McLean ..........        50         President, Power Team .............................          September 22, 1999
G. N. Rhodes     ......        56         Vice President, Corporate and President
                                           Exelon Energy.....................................          April 19, 1999
W. H. Smith, III ......        51         Senior Vice President, Business Services
                                           Group ............................................          November 7, 1997
D. W. Woods ...........        42         Senior Vice President, Corporate and Public
                                           Affairs ..........................................          December 1, 1998
J. J. Hagan  ..........        49         Senior Vice President, Nuclear Operations, PECO
                                           Nuclear ..........................................          January 26, 1999
E. M. Cavanaugh........        43         Vice President, Electric Supply and Transmission
                                           PECO Energy Distribution .........................          July 27, 1999


                           Age at                                                                Effective Date of Election
Name                      Dec. 31, 1999                         Position                             to Present Position
----                     ---------------                        --------                         --------------------------

J. B. Cotton ..........        54         Vice President, Three Mile Island, PECO
                                           Nuclear ..........................................          December 20, 1999
M. T. Coyle    ........        56         Vice President, Clinton Power Station,
                                           PECO Nuclear......................................          December 15, 1999
D. G. DeCampli ........        42         Vice President, Operations, PECO Energy
                                           Distribution .....................................          July 27, 1999
J. Doering, Jr ........        55         Vice President, Peach Bottom Atomic Power
                                           Station, PECO Nuclear. ...........................          March 2, 1998
G. N. Dudkin ..........        41         Vice President, Customer and Marketing
                                           Services, PECO Energy Distribution ...............          July 27, 1999
D. B. Fetters .........        48         Vice President, Nuclear Acquisitions, PECO
                                           Nuclear ..........................................          August 7, 1999
J. H. Gibson ..........        43         Vice President and Controller. ....................          May 31, 1998
P. E. Haviland ........        45         Vice President, Corporate Development .............          March 4, 1998
T. P. Hill, Jr ........        51         Vice President, Regulatory and External
                                           Affairs, PECO Energy Distribution ................          April 9, 1998
C. A. Jacobs ..........        47         Vice President, Support Services ..................          November 9, 1998
J. W. Langenbach.......        53         Vice President, Station Support, PECO Nuclear .....          December 20, 1999
C. P. Lewis   .........        36         Vice President, Finance, PECO Nuclear .............          October 13, 1999
C. A. Matthews ........        48         Vice President, Information Technology and
                                           Chief Information Officer ........................          July 28, 1997
J. B. Mitchell ........        51         Vice President, Treasury and Evaluation, and
                                           Treasurer ........................................          December 1, 1994
J. A. Muntz  ..........        43         Vice President, Fossil Operations..................          January 26, 1999
J. D. von Suskil ......        53         Vice President, Limerick Generating Station,
                                           PECO Nuclear .....................................          January 26, 1998
R. G. White ...........        41         Vice President, Corporate Planning. ...............          September 28, 1998
K. K. Combs ...........        49         Corporate Secretary. ..............................          November 1, 1994


         Each of the above executive officers holds such office at the discretion of the Company's Board of Directors until his or her replacement or earlier resignation, retirement or death.

         Prior to his election to his current position, Mr. McNeill was President and Chief Executive Officer, President and Chief Operating Officer and Executive Vice President -- Nuclear.

         Prior to his election to his current position, Mr. Rainey was Vice President -- Peach Bottom Atomic Power Station, Vice President - Nuclear Services and Plant Manager -- Eddystone Generating Station;

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

         Prior to his election to his current position, Mr. Lawrence was Senior Vice President --Local Distribution Company, Senior Vice President - Finance and Chief Financial Officer, and Vice President -- Gas Operations.

         Prior to joining the Company in 1999, Mr. McLean was Group Vice President of Engelhard Corporation.

         Prior to joining the Company in 1999, Mr. Rhodes was Chief Marketing Officer with Aerial Communications, Inc. and Vice President, Business Development/Marketing with Sprint Corporation.

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

         Prior to joining the Company in 1998, Mr. Woods was the Chief of Staff for the Pennsylvania Senate Majority Leader.

         Prior to his election to his current position in 1999, Mr. Hagen was Senior Vice President, Nuclear Operations, Vice President Station Support, Vice President, Operations with Entergy Operations, Inc., General Manager, Operations with Entergy Operations, Inc. and Vice President, Electric Power Generation with Public Service Electric and Gas Company.

         Prior to her election to her current position, Ms. Cavanaugh was Assistant General Counsel and Director of Risk Management.

         Prior to his election to his current position in 1999, Mr. Coyle was Assistant Vice President, Clinton Power Station, Senior Manager, Nuclear Generation, Deputy Commander for Engineering, U.S. Navy and Fleet Maintenance Officer, U. S. Navy.

         Prior to his election to his current position in 1999, Mr. DeCampli was Director of Engineering Services, Director of Transmission and Substations and Director of Reengineering.

         Prior to her election to her current position, Ms. Gibson was Director of Audit Services and Director of the Tax Division.

         Prior to joining the Company in 1998, Mr. Haviland was Senior Vice President -- Planning and Administration with Bovis Construction Group.

         Prior to his election to his current position, Mr. Hill was Vice President and Controller.

         Prior to joining the Company in 1998, Ms. Jacobs was Vice President of Industrial Operations, Americas and Vice President Professional Development and Senior Director of Materials Management with Rhone-Polenc Rorer Corporation.

         Prior to joining the Company in 1999, Mr. Langenbach was Vice President and Director of Three Mile Island Power Station, Director Materials and Services and Outage Director, Oyster Creek Power Station with GPU Nuclear, Inc.

         Prior to his election to his current position in 1999, Mr. Lewis was SBU Vice President of Finance, Director Nuclear Planning and Development and Director of Corporate Development.

         Prior to her election to her current position, Ms. Matthews was Director of Consumer Energy Information Systems and Distributed Information Officer. Prior to joining the Company in 1996, Ms. Matthews was Vice President of Strategic Business Development for Europe Online S.A. Luxembourg.

         Prior to his election to his current position, Mr. Muntz was Vice President Electric Supply and Transmission, Director of Nuclear Planning and Development and Director, Site Engineering, Limerick Generating Station.

         Prior to his election to his current position, Mr. von Suskil was Director -- Engineering, Manager -- Planning and Assistant Manager -- Outages. Prior to joining the Company in 1995, Mr. von Suskil was a Captain in the United States Navy.

         Prior to joining the Company, Mr. White was Corporate Finance Manager and Corporate Operations Consultant for ARCO Chemical Company.

         Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1995:
Mr. Cotton was Vice President, Special Projects, Director -- Nuclear Engineering, Director - Nuclear Quality Assurance and Superintendent -- Operations; Mr. Doering was Plant Manager -- Limerick, Director -- Nuclear Strategies Support, and General Manager Operations; Mr. Dudkin was Vice President, Operations, Acting General Manager -- Power Delivery, Regional Director Power Delivery and Manager -- Electric Operations; Mr. Fetters was Vice President -- Nuclear Development, Vice President -- Nuclear Planning and Development, Director -- Nuclear Engineering, Director -- Limerick Maintenance and a Project Manager.

         There are no family relationships among directors or executive officers of the Company.

ITEM 2. PROPERTIES

The principal plants and properties of the Company are subject to the lien of the Mortgage under which the Company's First and Refunding Mortgage Bonds are issued.

The following table sets forth the Company's net electric generating capacity by station at December 31, 1999:

                                                                                   Net Generating          Estimated
                                                                                    Capacity (1)           Retirement
                Station                                 Location                    (Kilowatts)               Year
                -------                                 --------                    -----------               ----
Nuclear
 Limerick ............................   Limerick Twp., PA ...................      2,284,000               2024,2029
 Peach Bottom ........................   Peach Bottom Twp., PA ...............        928,000(2)            2013,2014
 Salem ...............................   Hancock's Bridge, NJ. ...............        942,000(2)            2016,2020
Hydro
 Conowingo ...........................   Harford Co., MD. ....................        512,000               2014
Pumped Storage
 Muddy Run ...........................   Lancaster Co., PA ...................        910,000               2014
Fossil (Steam Turbines) ..............
 Cromby ..............................   Phoenixville, PA ....................        345,000                (3)
 Delaware ............................   Philadelphia, PA ....................        250,000                (3)
 Eddystone ...........................   Eddystone, PA .......................      1,341,000               2009,2010, 2011
 Schuylkill ..........................   Philadelphia, PA ....................        166,000                (3)
 Conemaugh ...........................   New Florence, PA ....................        352,000(2)            2005,2006
 Keystone ............................   Shelocta, PA ........................        357,000(2)            2002,2003
Fossil (Gas Turbines) ................
 Chester .............................   Chester, PA .........................         39,000                (3)
 Croydon .............................   Bristol Twp., PA ....................        380,000                (3)
 Delaware ............................   Philadelphia, PA ....................         56,000                (3)
 Eddystone ...........................   Eddystone, PA .......................         60,000                (3)
 Fairless Hills ......................   Falls Twp., PA ......................         60,000                (3)
 Falls ...............................   Falls Twp., PA ......................         51,000                (3)
 Moser ...............................   Lower Pottsgrove Twp., PA. ..........         51,000                (3)
 Pennsbury ...........................   Falls Twp., PA ......................          6,000                (3)
 Richmond ............................   Philadelphia, PA ....................         96,000                (3)
 Schuylkill ..........................   Philadelphia, PA ....................         30,000                (3)
 Southwark ...........................   Philadelphia, PA ....................         52,000                (3)
 Salem ...............................   Hancock's Bridge, NJ. ...............         16,000(2)             (3)
Fossil (Internal Combustion) .........
 Cromby. .............................   Phoenixville, PA ....................          2,700                (3)
 Delaware ............................   Philadelphia, PA ....................          2,700                (3)
 Schuylkill ..........................   Philadelphia, PA ....................          2,800                (3)
 Conemaugh ...........................   New Florence, PA ....................          2,300(2)            2006
 Keystone ............................   Shelocta, PA ........................          2,300(2)            2003
                                                                                    -----------
    Total ..................................................................        9,296,800

------------
(1)  Summer rating.
(2)  Company portion.
(3) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these units beyond 2000.

         The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1999:

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

         At December 31, 1999, the Company's principal electric distribution system included 21,009 pole-line miles of overhead lines and 21,002 cable miles of underground cables.

         The following table sets forth the Company's gas pipeline miles at December 31, 1999:
                                             Pipeline Miles
                                             ---------------
       Transmission ....................            28
       Distribution ....................         5,884
       Service piping ..................         4,726
                                                 -----
          Total ........................        10,638
                                                ======

         The Company has a liquefied natural gas facility located in West Conshohocken, Pennsylvania which has a storage capacity of 1,200,000 mcf and a sendout capacity of 157,000 mcf/day and a propane-air plant located in Chester, Pennsylvania, with a tank storage capacity of 1,980,000 gallons and a peaking capability of 28,800 mcf/day. In addition, the Company owns 25 natural gas city gate stations at various locations throughout its gas service territory.

         At December 31, 1999, the Company had 644 miles of fiber optic cable. Also, an additional 211 miles of fiber cable network is owned jointly by the Company and Adelphia Business Solutions.

         The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to Note 6 of Notes to Consolidated Financial Statements included in ITEM 8. - Financial Statements and Supplementary Data.

         The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $30 million for property losses incurred at any plant insured by the insurance companies. For additional information, see ITEM 1. Business - Generation Business Unit-Nuclear. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.


ITEM 3. LEGAL PROCEEDINGS

         On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service (RUS) and the Chapter 11 Trustee for the Cajun Electric Power Cooperative Inc. (Cajun), filed an action claiming breach of contract against the Company in the United States District Court for the Middle District of Louisiana (Louisiana District Court) arising out of the Company's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. In the complaint, RUS seeks the full purchase price of the 30% interest in the River Bend nuclear power plant, that is, $50 million, plus interest and the Trustee seeks alleged consequential damages to Cajun's Chapter 11 estate as a result of the termination. On August 16, 1998, the Company moved to dismiss the complaint filed by the United States and the Trustee. On July 13, 1999, the Louisiana District Court denied the Company's Motion to Dismiss the Complaint. The court expressly reserved to the parties the right to file a motion for summary judgment. The parties to the litigation are presently engaged in pre-trial discovery. While the Company cannot predict the outcome of this matter, the Company believes that it validly exercised its right of termination and did not breach the agreement.

         During the shutdown of Salem, examinations of the steam generator tubes at Salem Unit No. 1 revealed significant cracking. On February 27, 1996, the Company, PSE&G, Atlantic Electric Company and Delmarva, the co-owners of Salem, filed an action in the New Jersey District Court against Westinghouse Electric Corporation, the designer and manufacturer of the Salem steam generators. The suit alleged that the significant cracking of the steam generator tubes was the result of defects in the design and fabrication of the steam generators and that Westinghouse knew that the steam generators supplied to Salem were defective and that Westinghouse deliberately concealed this from PSE&G. The suit alleged violations of both the federal and New Jersey Racketeer Influenced and Corrupt Organizations Acts (RICO), fraud, negligent misrepresentation and breach of contract. Westinghouse filed a motion for summary judgment on the grounds that the claim of the plaintiffs is barred by the statute of limitations. On January 27, 2000, the Company, PSE&G, Atlantic Electric Company, Delmarva and Westinghouse Electric Corporation entered into an agreement resolving all litigation concerning this matter.

         The Company is involved in tax appeals regarding two of its nuclear facilities, Limerick (Montgomery County) and Peach Bottom (York County). The Company is also involved in the tax appeal for Three Mile Island Unit No. 1 Nuclear Generating Facility (Dauphin County) through AmerGen. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

         The Company's common stock is listed on the New York and Philadelphia Stock Exchanges. At February 25, 2000, there were 129,573 owners of record of the Company's common stock.

         The following table sets forth the quarterly high, low and closing prices and dividends for the Company's common stock on the New York Stock Exchange for the past two years.

                                     1999                                     1998
                   Fourth       Third     Second       First      Fourth      Third       Second      First
                   Quarter     Quarter    Quarter     Quarter    Quarter     Quarter     Quarter     Quarter
High price        $38 13/16   $44 3/16    $50 1/2    $46 7/16    $42 3/16    $36 3/4     $30 5/8     $24 11/16
Low price         $31 1/2     $35 7/8     $41 7/8    $35 1/4     $36 1/2     $28 1/2     $21 3/16    $18 7/8
Close             $34 3/4     $37 1/2     $41 7/8    $46 1/4     $41 3/4     $36 3/4     $29 3/16    $22 1/8
Dividends         $0.25       $0.25       $0.25      $0.25       $0.25       $0.25       $0.25       $0.25

         The book value of the Company's common stock at December 31, 1999 was $9.78 per share.

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

         The Company's Articles prohibit payment of any dividend on, or other distribution to the holders of, common stock if, after giving effect thereto, the capital of the Company represented by its common stock together with its Other Paid-In Capital and Retained Earnings is, in the aggregate, less than the involuntary liquidating value of its then outstanding preferred stock. At December 31, 1999, such capital ($1.8 billion) amounted to about 9 times the liquidating value of the outstanding preferred stock ($193.1 million).

         The Company may not declare dividends on any shares of its capital stock in the event that: (1) the Company exercises its right to extend the interest payment periods on the Subordinated Debentures which were issued to the Partnership; (2) the Company defaults on its guarantee of the payment of distributions on the Series C or Series D Preferred Securities of the Partnership; or (3) an event of default occurs under the Indenture under which the Subordinated Debentures are issued.

ITEM 6. SELECTED FINANCIAL DATA

         The selected consolidated financial data presented below has been derived from the audited financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Summary of Earnings and Financial Condition For the Years Ended December 31,

In Millions, except per share data                                     1999     1998      1997     1996      1995      1994
Income Data
Operating Revenues                                                    $5,437   $5,263   $ 4,601   $4,284    $4,186    $4,041
Operating Income                                                       1,409    1,286     1,006    1,249     1,401     1,064
Income before Extraordinary Item                                         619      532       337      517       610       427
Extraordinary Item (net of income taxes)                                 (37)     (20)   (1,834)       -         -         -
Net Income (Loss)                                                        582      513    (1,497)     517       610       427
Earnings (Loss) Applicable to Common Stock                               570      500    (1,514)     499       587       389
Earnings per Average Common Share Before
  Extraordinary Item (dollars)                                        $ 3.10   $ 2.33   $  1.44   $ 2.24    $ 2.64    $ 1.76
Extraordinary Item (per share)                                         (0.19)   (0.09)    (8.24)       -         -         -
                                                                      ------   ------   -------   ------    ------    ------
Earnings (Loss) per Average Common Share                              $ 2.91   $ 2.24   $ (6.80)  $ 2.24    $ 2.64    $ 1.76
                                                                      ======   ======   =======   ======    ======    ======
Dividends per Common Share (dollars)                                  $ 1.00   $ 1.00   $  1.80   $1.755    $ 1.65    $1.545
                                                                      ======   ======   =======   ======    ======    ======
Common Stock Equity (per share)                                       $ 9.78   $13.61   $ 12.25   $20.88    $20.40    $19.41
                                                                      ======   ======   =======   ======    ======    ======
Average Shares of Common Stock Outstanding (millions)                  196.3    223.2     222.5    222.5     221.9     221.6
                                                                      ======   ======   =======   ======    ======    ======

                                       33

                                                                                    At December 31,
In Millions                                                1999        1998        1997        1996        1995        1994
Balance Sheet Data
Current Assets                                           $ 1,213     $   582     $ 1,003     $   420     $   426     $   427
Property, Plant and Equipment, net                         5,045       4,804       4,671      10,942      10,939      11,003
Deferred Debits and Other Assets                           6,862       6,662       6,683       3,899       3,944       3,992
                                                         -------     -------     -------     -------     -------     -------
Total Assets                                             $13,120     $12,048     $12,357     $15,261     $15,309     $15,422
                                                         =======     =======     =======     =======     =======     =======
Current Liabilities                                      $ 1,304     $ 1,735     $ 1,619     $ 1,103     $ 1,052     $   850
Long-Term Debt                                             5,969       2,920       3,853       3,936       4,199       4,786
Deferred Credits and Other Liabilities                     3,753       3,756       3,576       4,982       4,933       4,892
COMRPS                                                       128         349         352         302         302         221
Mandatorily Redeemable Preferred Stock                        56          93          93          93          93          93
Shareholders' Equity                                       1,910       3,195       2,864       4,845       4,730       4,580
                                                         -------     -------     -------     -------     -------     -------
Total Liabilities and Shareholders' Equity               $13,120     $12,048     $12,357     $15,261     $15,309     $15,422
                                                         =======     =======     =======     =======     =======     =======

+-ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

General

On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On January 7, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). The Merger Agreement has been approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror.

The Merger Agreement provides for (a) the exchange of each share of outstanding common stock, no par value, of the Company for one share of common stock of the new company, Exelon Corporation (Exelon) (Share Exchange) and (b) the merger of Unicom with and into Exelon (Merger and together with the Share Exchange, Merger Transaction). In the Merger, each share of the outstanding common stock, no par value, of Unicom will be converted into 0.875 shares of common stock of Exelon plus $3.00 in cash. In the Merger Agreement, the Company and Unicom agree to repurchase approximately $1.5 billion of common stock prior to the closing of the Merger, with Unicom to repurchase approximately $1.0 billion of its common stock, and the Company to repurchase approximately $500 million of its common stock. As a result of the Share Exchange, the Company will become a wholly owned subsidiary of Exelon. As a result of the Merger, Unicom will cease to exist and its subsidiaries, including Commonwealth Edison Company, an Illinois corporation (ComEd), will become subsidiaries of Exelon. Following the Merger Transaction, Exelon will be a holding company with two principal utility subsidiaries, ComEd and the Company.

The Merger Transaction is conditioned, among other things, upon the approvals of the common shareholders of both companies and the approval of certain regulatory agencies. The companies have filed an application with the Securities and Exchange Commission (SEC) to register Exelon as a holding company under the Public Utility Holding Company Act of 1935.

The Company is engaged principally in the production, purchase, transmission, distribution and sale of electricity to residential, commercial, industrial and wholesale customers and the distribution and sale of natural gas to residential, commercial and industrial customers. Pursuant to the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), the Commonwealth of Pennsylvania has required the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. Since the commencement of deregulation in 1999, the Company serves as the local distribution company providing electric distribution services in its franchised service territory in southeastern Pennsylvania and bundled electric service to customers who do not choose an alternate electric generation supplier. The Company engages in the wholesale marketing of electricity on a national basis. Through its Exelon Energy division, the Company is a competitive generation supplier offering competitive energy supply to customers throughout Pennsylvania. The Company's infrastructure services subsidiary, Exelon Infrastructure Services, Inc. (EIS), provides utility infrastructure services to customers in several regions of the United States. The Company owns a 50% interest in AmerGen Energy Company, LLC (AmerGen), a joint venture with British Energy, Inc., a wholly-owned subsidiary of British Energy plc (British Energy), to acquire and operate nuclear generating facilities. The

Company also participates in joint ventures which provide telecommunications services in the Philadelphia metropolitan region.

At December 31, 1997, the Company determined that its electric generation business no longer met the criteria of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." In connection with the discontinuance of SFAS No. 71, the Company performed a market value analysis of its generation assets and wrote off $1.8 billion (net of income taxes) of unrecoverable electric plant costs and regulatory assets. See Note 5 of Notes to Consolidated Financial Statements.

In May 1998, the Pennsylvania Public Utility Commission (PUC) entered an Opinion and Order (Final Restructuring Order) approving a joint petition and settlement of the Company's restructuring case. Under the Final Restructuring Order, the Company received approval to recover stranded costs of $5.3 billion over 12 years beginning January 1, 1999 with a return on the unamortized balance of 10.75%. The Final Restructuring Order provides for the phase-in of customer choice of electric generation supplier (EGS) for all customers: one-third of the peak load of each customer class on January 1, 1999; one-third on January 2, 1999; and the remaining one-third on January 1, 2000. The Final Restructuring Order called for an across-the-board retail electric rate reduction of 8% in 1999. This rate reduction decreased to 6% in 2000. At December 31, 1999, approximately 17% of the Company's residential load, 39% of its commercial load and 59% of its industrial load were purchasing generation service from an alternative EGS. As of that date, Exelon Energy, the Company's alternative EGS, was providing electric generation service to approximately 134,000 business and residential customers located throughout Pennsylvania. See Note 4 of Notes to Consolidated Financial Statements.

On March 25, 1999, PECO Energy Transition Trust (PETT), a wholly owned subsidiary of the Company, issued $4 billion of PETT Transition Bonds (Transition Bonds) to securitize a portion of the Company's stranded cost recovery. In accordance with the terms of the Competition Act, the Company has utilized the proceeds from the issuance of the Transition Bonds principally to reduce stranded costs including related capitalization.

The Company expects that competition for both retail and wholesale generation services will substantially affect its future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

Results of Operations

The Company's Consolidated Statements of Income for 1998 and 1997 reflect the reclassification of the results of operations of the Company's non-regulated retail energy supplier, Exelon Energy, from Other Income and Deductions.

In 1999, the Company completed the redesign of its internal reporting structure to separate its distribution, generation, and ventures operations into business units and provide financial and operational data on the same basis to senior management. The Company's distribution business unit consists of its regulated operations including electric transmission and distribution services, retail sales of generation services and retail gas sales and services. The Company's generation business unit consists of its generation assets, its power marketing group, its unregulated retail energy supplier and its investment in AmerGen. The Company's ventures business unit consists of its infrastructure services business, its telecommunications equity investments and other investments. General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources, and legal functions and employee benefits.

In the fourth quarter of 1999, EIS acquired six infrastructure services companies. EIS, formed in the second quarter of 1999, provides infrastructure services including infrastructure construction, operation management and maintenance services to owners of electric, gas and telecommunications systems, including industrial and commercial customers, utilities and municipalities.

Significant Operating Items

         Revenue and Expense
         Items as a Percentage                                                        Percentage
         of Operating Revenue                                                         Dollar Changes
                                                                                      1999-    1998-
         1999     1998     1997                                                       1998     1997
          89%      92%      90%     Electric                                            -%      16%
           9%       8%      10%     Gas                                                11%      (4%)
           2%       -%       -%     Infrastructure Services                           100%       -%

         100%     100%     100%     Total Operating Revenues                            3%      14%

          39%      34%      28%     Fuel and Energy Interchange                        19%      39%
          25%      22%      31%     Operating and Maintenance                          22%     (20%)
           -%       2%       -%     Early Retirement and Separation Programs         (100%)    100%
           4%      12%      13%     Depreciation and Amortization                     (63%)     11%
           5%       5%       7%     Taxes Other Than Income                            (6%)    (10%)

          73%      75%      79%     Total Operating Expenses                            1%      10%

          27%      25%      21%     Operating Income                                   10%      28%

          (8%)     (7%)     (8%)    Interest Charges                                   15%      (6%)
          (1%)     (1%)      -%     Equity in Losses of Telecommunications
                                      Investments                                     (30%)    283%
           -%      (1%)      1%     Other Income and Deductions                       188%    (217%)

          18%      16%      14%     Income Before Income Taxes and
                                      Extraordinary Item                               15%      35%
           7%       6%       6%     Income Taxes                                       12%       9%

          11%      10%       8%     Income Before Extraordinary Item                   16%      58%

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

Operating Revenues
Electric revenues increased $17 million to $4,847 million in 1999. The increase was primarily attributable to higher revenues from the generation business unit of $589 million, partially offset by lower revenues from the distribution business unit of $572 million.

The increase from the generation business unit was attributable to $473 million from increased volume in Pennsylvania as a result of the sale of competitive electric generation services by Exelon Energy, increased wholesale revenues of $133 million from the marketing of excess generation capacity as a result of retail competition and revenues of $99 million from the sale of generation from Clinton Nuclear Power Station (Clinton) to Illinois Power (IP), partially offset by the inclusion of $116 million of PJM Interconnection, L.L.C. (PJM) network transmission service revenue in 1998. The decrease from the distribution business unit was primarily attributable to lower volume associated with the effects of retail competition of $508 million and $278 million related to the 8% across-the-board rate reduction mandated by the Final Restructuring Order. These decreases were partially offset by $149 million of PJM network transmission service revenue and $59 million related to higher volume as a result of weather conditions as compared to 1998. PJM network transmission service revenues and charges which commenced April 1, 1998 were recorded in the generation business unit in 1998 but are being recognized by the distribution business unit in 1999 as a result of the Federal Energy Regulatory Commission (FERC) approval of the PJM Regional Transmission Owners' rate case settlements. Stranded cost recovery is included in the Company's retail electric rates beginning January 1, 1999.

Under its Amended Management Agreement with IP, effective April 1, 1999, the Company was responsible for the payment of all direct operating and maintenance (O&M) costs and direct capital costs incurred by IP and allocable to the operation of Clinton. These costs are reflected in the Company's O&M expenses. IP was responsible for fuel and indirect costs such as pension benefits, payroll taxes and property taxes. Following the restart of Clinton on June 2, 1999, and through December 15, 1999, the Company agreed to sell 80% of the output of Clinton to IP. The remaining output was sold by the Company in the wholesale market. Under a separate agreement with the Company, British Energy agreed to share 50% of the costs and revenues associated with the Amended Management Agreement. Effective December 15, 1999, AmerGen acquired Clinton. Accordingly, the results of operations of Clinton have been accounted for under the equity method of accounting in the Company's Consolidated Statements of Income since the acquisition date.

Gas revenues increased $48 million, or 11%, to $481 million in 1999 primarily as a result of higher revenues from the distribution business unit of $50 million. The increase in the distribution business unit was primarily attributable to increased volume as a result of weather conditions of $27 million and increased volume from new and existing customers of $20 million as compared to 1998. This increase was partially offset by lower revenues from the generation business unit of $2 million, primarily attributable to lower volume from existing customers of Exelon Energy.

Infrastructure services revenues increased $109 million as a result of growth from the EIS acquisitions in 1999.

Fuel and Energy Interchange Expense
Fuel and energy interchange expense increased $349 million, or 19%, to $2,145 million in 1999. The increase was attributable to higher fuel and energy interchange expenses associated with the distribution business unit of $187 million and the generation business unit of $162 million.

The increase from the distribution business unit was attributable to $98 million of PJM network transmission service charges, $51 million of purchases in the spot market and $38 million of additional volume as a result of weather conditions. The increase from the generation business unit was primarily attributable to $565 million related to increased volume from Exelon Energy sales and a $36 million reserve related to the Massachusetts Health and Education Authority (HEFA) contract as a result of higher than anticipated cost of supply in the New England power pool. These increases were partially offset by $277 million of fuel savings from wholesale operations as a result of lower volume and efficient operation of the Company's generating assets, the inclusion of PJM network transmission service charges of $116 million in 1998, and the reversal of $27 million in reserves associated with the Grays Ferry Cogeneration Partnership (Grays Ferry) in connection with the final settlement of litigation and expected prices of electricity over the remaining life of the power purchase agreements. In addition, the Company experienced $19 million of fuel savings associated with the full return to service of Salem Generating Station (Salem) in April 1998 which decreased the need to purchase power to replace the output from these units.

As a percentage of revenue, fuel and energy interchange expense was 39% as compared to 34% in 1998. The increase was primarily attributable to reduced margins resulting from retail competition for generation services.

Operating and Maintenance Expense
O&M expense, exclusive of the Early Retirement and Separation charge of $124 million incurred in 1998, increased $249 million, or 22%, to $1,384 million in 1999. As a percentage of revenue, O&M expense was 25% as compared to 22% in 1998. The increase in O&M expense was attributable to higher O&M expenses associated with the generation business unit of $112 million, the ventures business unit of $109 million and corporate of $28 million.

The increase from the generation business was primarily a result of $70 million related to Clinton, $24 million related to the growth of Exelon Energy, $13 million of charges related to the abandonment of two information systems implementations, $10 million associated with the Salem inventory write-off for excess and obsolete inventory, and $7 million related to the true-up of 1998 reimbursement of joint-owner expenses. These decreases were partially offset by $10 million of lower O&M expenses as a result of the full return to service of Salem in April 1998. The increase from the ventures business unit was related to the infrastructure services business. In addition, the Company incurred additional corporate costs including $15 million associated with Year 2000 (Y2K) remediation expenditures, $11 million of compensation expense and $9 million related to nuclear property insurance, partially offset by $17 million of lower pension and post-retirement benefit expense primarily as a result of the performance of the investments in the Company's pension plan. The distribution business unit's O&M expenses were consistent with the prior year and included $11 million of additional expenses related to restoration activities as a result of Hurricane Floyd which were offset by lower electric transmission and distribution expenses.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $406 million, or 63%, to $237 million in 1999. As a percentage of revenue, depreciation and amortization expense was 4% as compared to 12% in 1998. The decrease in depreciation and amortization expense was associated with the December 1997 restructuring charge through which the Company wrote down a significant portion of its generating plant and regulatory assets. In connection with this restructuring charge, the Company reduced generation-related assets by $8.4 billion, established a regulatory asset, Deferred Generation Costs Recoverable in Current Rates of $424 million, which was fully amortized in 1998, and established an additional regulatory asset, Competitive Transition Charge (CTC) of $5.3 billion, which will begin to be amortized in 2000 in accordance with the terms of the Final Restructuring Order.

Taxes Other Than Income
Taxes other than income decreased $18 million, or 6%, to $262 million in 1999. As a percentage of revenue, taxes other than income were 5%, which was consistent with 1998. The decrease in taxes other than income was primarily attributable to a $34 million credit related to an adjustment of the Company's Pennsylvania capital stock tax base as a result of the 1997 restructuring charge, partially offset by an increase of $17 million in real estate taxes as a result of changes in tax laws for utility property in Pennsylvania.

Interest Charges
Interest charges consist of interest expense, distributions on Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) and Allowance for Funds Used During Construction (AFUDC). Interest charges increased $55 million, or 15%, to $413 million in 1999. As a percentage of revenue, interest charges were 8% as compared to 7% in 1998. The increase in interest charges was primarily attributable to interest on the Transition Bonds of $179 million, partially offset by a $98 million reduction in interest charges resulting from the use of Transition Bond proceeds to repay long-term debt and COMRPS. In addition, the Company's ongoing program to reduce or refinance higher cost, long-term debt reduced interest charges by $26 million.

Equity in Losses of Telecommunications Investments
Equity in losses of telecommunications investments decreased $17 million or 30%, to $38 million in 1999. The lower losses are attributable to customer base growth for each of the Company's telecommunications joint ventures.

Other Income and Deductions
Other income and deductions, excluding interest charges and equity in losses of telecommunications investments, increased $40 million, or 188%, to income of $19 million in 1999 as compared to a loss of $21 million in 1998. The increase in other income and deductions was primarily attributable to $28 million of interest income earned on the unused portion of the Transition Bond proceeds prior to application, $14 million of gain on the sale of assets, a $10 million donation to a City of Philadelphia street lighting project in 1998 and a $7 million write-off of a non-regulated business venture in 1998. These increases were partially offset by a $15 million write-off of the investment in Grays Ferry in connection with the settlement of litigation.

Income Taxes
The effective tax rate was 36.6% in 1999 as compared to 37.5% in 1998. The decrease in the effective tax rate was primarily attributable to an income tax benefit of approximately $11 million related to the favorable resolution of certain outstanding issues in connection with the settlement of an Internal Revenue Service audit and tax benefits associated with the implementation of state tax planning strategies, partially offset by the non-recognition for state income tax purposes of certain operating losses.

Extraordinary Items
In 1999, the Company incurred extraordinary charges aggregating $62 million ($37 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment of $811 million of First Mortgage Bonds with a portion of the Transition Bond proceeds and the refinancing of $156 million of pollution control notes.

In 1998, the Company incurred extraordinary charges aggregating $33 million ($20 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment of $525 million of First Mortgage Bonds.

Preferred Stock Dividends
Preferred stock dividends decreased $1 million or 7%, to $12 million in 1999. The decrease was attributable to the retirement of $37 million of preferred stock in August 1999 with a portion of the Transaction Bond proceeds.

Earnings

Earnings applicable to common stock increased $71 million, or 14%, to $570 million in 1999. Earnings per average common share increased $0.67 per share or 30%, to $2.91 per share in 1999, reflecting the increase in net income and a decrease in the weighted average shares of common stock outstanding as a result of the repurchase of approximately 44.1 million shares with a portion of the Transition Bond proceeds.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

Operating Revenues
Electric revenues increased $680 million, or 16%, to $4,830 million in 1998. The increase was attributable to higher revenues from the generation business unit of $682 million, partially offset by lower revenues from the distribution business unit of $2 million.

The increase from the generation business unit was primarily attributable to increased wholesale revenues of $663 million as a result of higher volume attributable to more favorable weather and market conditions and revenues associated with the pilot program for retail competition of $19 million which commenced in 1998. The decrease from the distribution business unit was primarily attributable to a greater portion of its volume being derived from customers in lower rate classes of $57 million, partially offset by increased volume as a result of weather conditions of $55 million.

Gas revenues decreased $18 million, or 4%, to $433 million in 1998. The decrease was attributable to lower revenues from the distribution business unit of $52 million, partially offset by higher revenues from the generation business unit of $34 million.

The decrease from the distribution unit was primarily attributable to lower volume as a result of less favorable weather conditions of $47 million and lower volume from existing customers of $5 million. The increase from the generation business unit was attributable to gas revenues from gas deregulation pilot program outside of Pennsylvania of $34 million.

Fuel and Energy Interchange Expense
Fuel and energy interchange expense increased $506 million, or 39%, to $1,796 million in 1998. The increase was attributable to higher fuel and energy interchange expenses associated with the generation business unit of $532 million, partially offset by lower fuel and energy interchange expenses from the distribution business unit of $26 million.

The increase from the generation business unit was attributable to increased volume from wholesale operations of $608 million and additional fuel expense related to the pilot program for retail competition of $44 million, partially offset by fuel savings of $120 million associated with the full return to service of Salem in April 1998 which decreased the need to purchase power to replace the output from these units. The decrease from the distribution business unit was primarily attributable to lower gas volume associated with less favorable weather conditions.

As a percentage of revenue, fuel and energy interchange expenses were 34% as compared to 28% in 1997. The increase was primarily attributable to increased energy interchange purchases to support increased wholesale volume.

Operating and Maintenance Expense

Exclusive of certain one-time charges totaling $187 million that occurred in 1997, O&M expense decreased $93 million, or 7%, to $1,135 million in 1998. As a percentage of revenue, operating and maintenance expenses were 22% as compared to 31% in 1997. The decrease in O&M expense was attributable to lower O&M expense associated with the distribution business unit of $41 million, corporate of $34 million, and the generation business unit of $18 million.

The one-time charges incurred in 1997 consisted of $37 million for environmental remediation, $33 million as a result of a change in fringe benefit policies relating to sick and vacation time, $27 million for joint-owner expenses related to the discontinuance of SFAS No. 71, $24 million in workers' compensation claim reserves, $21 million for excess and obsolete inventory, $16 million for the write-off of information systems development charges in accordance with EITF Issue 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project That Combines Business Process Reengineering and Information Technology Transformation," $13 million for the write-off of a customer service information system and $16 million of other reserves including the write-off of appliance sale accounts receivable and losses on the sales of real estate.

The decrease from the distribution business unit was primarily the result of lower uncollectible expenses of $28 million as a result of the implementation of new collection procedures and lower transmission and distribution expenses of $27 million as a result of system reliability improvements made in 1997. These decreases were partially offset by a $12 million reserve for Customer Assistance Program receivables mandated by the Final Restructuring Order. The decrease from corporate was primarily attributable to lower pension expense of $31 million as a result of the performance of the investments in the Company's pension plan, lower property insurance expense of $14 million, lower post-retirement benefit expense of $14 million as a result of the reclassification of these expenses to Deferred Generation Costs Recoverable in Current Rates and lower workers compensation expense of $11 million. These decreases were partially offset by Y2K remediation expenditures of $15 million. The decrease from the generation business unit was primarily attributable to the full return to service of Salem which resulted in lower restart expenses of $38 million, partially offset by increased power marketing expenses of $20 million.

Early Retirement and Separation Programs
In April 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program. The retirement incentive program allowed employees age 50 and older, who have been designated as excess or who are in job classifications facing reduction, to retire from the Company. The enhanced severance benefit program provided non-retiring excess employees with fewer than ten years of service benefits equal to two weeks pay per year of service. Non-retiring excess employees with more than ten years of service received benefits equal to three weeks pay per year of service.

In 1998, the Company incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees across the Company who were considered excess or were in job classifications facing reduction. Of the 1,157 employees, 711 were eligible for and agreed to take the retirement incentive program. The remaining employees were eligible for the enhanced severance benefit program. As of December 31, 1999, 497 employees were eligible for and have taken the retirement incentive program and 502 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.

The charge for Early Retirement and Separation Program consisted of the following: $121 million for the actuarially determined pension and other postretirement benefits costs and $4 million for outplacement services costs and the continuation of benefits for one year. Approximately $0.8 million of the $125 million charge was related to the Company's non-utility operations and accordingly was recorded in Other Income and Deductions. The reserve for separation benefits was approximately $47 million, of which $28 million was paid through December 31, 1999. The remaining balance of $19 million is expected to be paid by June 2000. Retirement benefits of approximately $78 million are being paid to the retirees over their lives. All cash payments related to the early retirement and severance program are expected to be funded through the assets of the Company's Service Annuity Plan.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $62 million, or 11%, to $643 million in 1998. As a percentage of revenue, depreciation and amortization expense was 12% as compared to 13% in 1997. The increase in depreciation and amortization expense was primarily associated with the amortization of Deferred Generation Costs Recoverable in Current Rates during 1998. Included in this amortization were $37 million of charges that were included in operating and maintenance expense and interest expense in 1997.

Taxes Other Than Income
Taxes other than income decreased $31 million, or 10%, to $280 million in 1998. As a percentage of revenue, taxes other than income were 5%, as compared to 7% in 1997. The decrease in taxes other than income was primarily attributable to lower real estate taxes of $14 million, lower gross receipts tax of $8 million and lower capital stock tax of $5 million.

Interest Charges
Interest charges decreased $22 million, or 6%, to $358 million in 1998. As a percentage of revenue, interest charges were 7% as compared to 8% in 1997. The decrease in interest charges was primarily attributable to interest savings of $18 million from the Company's program to reduce and/or refinance higher cost, long-term debt and the discontinuance of amortization of the loss on reacquired debt of $16 million related to electric generation operations as of December 31, 1997. These decreases were partially offset by $11 million of lower AFUDC and capitalized interest resulting from fewer projects in the construction base in 1998 and the replacement of $62 million of preferred stock with COMRPS in the third quarter of 1997.

Equity in Losses of Telecommunications Investments
Equity in losses of telecommunications investments increased $40 million or 283%, to $54 million in 1998. The increased losses were principally attributable to the first full year of service for the Company's telecommunications joint ventures in 1998. Both of the Company's telecommunications joint ventures commenced operations in 1997.

Other Income and Deductions
Other income and deductions, excluding interest charges and equity in losses of telecommunications investments, decreased $39 million, or 217% to a loss of $21 million in 1998 as compared to a gain of $18 million in 1997. The decrease in other income and deductions was primarily attributable to a $70 million settlement of litigation arising from the shutdown of Salem in 1997, a $10 million donation to a City of Philadelphia street lighting project and a $7 million write-off of a non-regulated business venture. These decreases were partially offset by a $14 million settlement of a power purchase agreement, $17 million of interest income related to a gross receipts tax refund and a $20 million write-off of a telecommunications investment in 1997.

Income Taxes
The effective tax rate was 37.5% in 1998 as compared to 46.5% in 1997. The decrease in the effective tax rate was primarily attributable to the full normalization of deferred taxes associated with deregulated generation plant.

Extraordinary Items
In 1998, the Company incurred extraordinary charges aggregating $33 million ($20 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment of $525 million of First Mortgage Bonds.

In 1997, the Company recorded an extraordinary charge of $3.1 billion ($1.8 billion, net of taxes) for electric generation-related stranded costs that will not be recovered from customers.

Preferred Stock Dividends
Preferred stock dividends decreased $4 million or 22%, to $13 million in 1998. The decrease was attributable to the replacement of $62 million of preferred stock with COMRPS in the third quarter of 1997.

Earnings
Earnings applicable to common stock increased $2,013 million to $500 million in 1998. Earnings per average common share increased $9.04 per share from a loss of $6.80 per share in 1997 to income of $2.24 per share in 1998. These increases reflect the effects of the restructuring charge incurred in 1997 and the increase in income before extraordinary item.

Liquidity and Capital Resources

The Company's capital resources are primarily provided by internally generated cash flows from utility operations and, to the extent necessary, external financing. Capital resources are used primarily to fund the Company's capital requirements, including investments in new and existing ventures, to repay maturing debt and to make preferred and common stock dividend payments.

On March 25, 1999, PETT issued $4 billion of its Transition Bonds to securitize a portion of the Company's authorized stranded cost recovery. PETT used the $3.95 billion of proceeds from the issuance of Transition Bonds to purchase the Intangible Transition Property (ITP) from the Company. In accordance with the Competition Act, the Company utilized the proceeds from the securitization of a portion of its stranded cost recovery principally to reduce stranded costs including related capitalization. The Company utilized the net proceeds, and interest income earned on the net proceeds, to repurchase 44.1 million shares of common stock for an aggregate purchase price of $1,705 million and $150 million of accounts receivable; to retire: $811 million of First Mortgage Bonds, a $400 million term loan, $532 million of commercial paper, a $139 million capital lease obligation and $37 million of preferred stock; to redeem $221 million of COMRPS; and to pay $25 million of debt issuance costs.

As a result of the issuance of the Transition Bonds and the application of the proceeds thereof, at December 31, 1999, the Company's capital structure consisted of 21.6% common equity; 4.0% preferred stock and COMRPS (which comprised 1.6% of the Company's total capitalization structure); and 74.4% long-term debt including Transition Bonds issued by PETT (which comprised 64.8% of the Company's long-term debt).

The weighted average cost of debt and preferred securities that have been retired was approximately 7.2%. The additional interest expense associated with the Transition Bonds, which currently have an effective interest rate of approximately 5.8%, is partially offset by the interest savings associated with the debt and preferred securities that have been retired. The Company currently estimates that the impact of this additional expense, combined with the reduction in common equity, will result in earnings per share benefits of approximately $0.50 in 2000 as compared to $0.28 in 1999.

The Transition Bonds are solely obligations of PETT, secured by the ITP sold by the Company to PETT, but are included in the consolidated long-term debt of the Company. Upon issuance of the Transition Bonds, a portion of the CTC being collected by the Company to recover stranded costs was designated as Intangible Transition Charge (ITC). The ITC is an irrevocable non-bypassable, usage-based charge that is calculated to allow for the recovery of debt service and costs related to the issuance of the Transition Bonds. The ITC revenue, as well as all interest expense and amortization expense associated with the Transition Bonds, is reflected on the Company's Consolidated Statements of Income. The combined schedule for amortization of the CTC and ITC assets is in accordance with the amortization schedule set forth in the Final Restructuring Order.

On March 16, 2000, the PUC issued an order approving a Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of a Qualified Rate Order (QRO) authorizing the Company to securitize up to an additional $1 billion of its authorized recoverable stranded costs. In accordance with the terms of the Joint Petition for Full Settlement, when the QRO becomes final and non-appealable, the Company, through its distribution business unit, will provide its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only and will not be contingent upon the issuance of additional transition bonds pursuant to the QRO. The Company will use the proceeds from any additional securitization principally to reduce stranded costs including related capitalization.

In January 2000, in connection with the Merger Agreement, the Company entered into a forward purchase agreement to purchase up to $500 million of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. This forward purchase agreement can be settled from time to time, at the Company's election, on a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled.

Cash flows from operations were $888 million in 1999 as compared to $1,492 million in 1998 and $1,068 million in 1997. The decrease in 1999 was principally attributable to a reduction in cash generated by operations of $308 million and changes in working capital of $296 million, principally related to accounts receivable from unregulated energy sales and the repurchase of accounts receivable with a portion of the proceeds from the issuance of Transition Bonds.

Cash flows used in investing activities were $885 million in 1999 as compared to $521 million in 1998 and $604 million in 1997. Expenditures under the Company's construction program increased by $76 million to $491 million in 1999. The

Company acquired six infrastructure services companies for $222 million and made investments in and advances to joint ventures of $118 million. Net funds invested in other activities in 1999 were $54 million, including $29 million for nuclear plant decommissioning trust fund contributions, $22 million for cost of removal of retired plant and $15 million for other investments, partially offset by proceeds from the sale of investments of $12 million.

Cash flows provided by financing activities were $177 million in 1999 as compared to cash flows used in financing activities of $956 million in 1998 and $461 million in 1997. Cash flows from financing activities in 1999 were primarily attributable to the securitization of stranded cost recovery and the use of related proceeds.

The Company estimates that it will spend approximately $927 million for capital expenditures and other investments in 2000. Certain facilities under construction and to be constructed may require permits and licenses which the Company has no assurance will be granted. The Company has commitments to provide AmerGen with capital contributions equivalent to 50% of the purchase price of any acquisitions AmerGen makes in 2000. As of December 31, 1999, the Company expects to make $97 million of capital contributions, excluding nuclear fuel, if all of the acquisition agreements that AmerGen entered into in 1999 close in 2000. In addition, the Company and British Energy have each agreed to provide up to $55 million to AmerGen at any time for operating expenses. See Note 26 of Notes to Consolidated Financial Statements. The Company has entered into three long-term power purchase agreements with Independent Power Producers (IPP) under which the Company makes fixed capacity payments to the IPP in return for exclusive rights to the energy and capacity of the generating units for a fixed period. The terms of the long-term power purchase agreements enable the Company to supply the fuel and dispatch energy from the plants. The plants are currently being constructed and are scheduled to begin operations in 2000, 2001 and 2002, respectively. The Company expects to make capacity payments of $18 million in 2000. In 1999, the Company entered into a lease for two buildings that will be the headquarters for its generation business unit. These buildings are being constructed in Kennett Square, Pennsylvania and are anticipated to be completed on or about June 1, 2000 and September 1, 2000, respectively. The lease terms are for 20 years with renewal options. Estimated lease payments for 2000 are $4 million.

The Company meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. The Company has a $900 million unsecured revolving credit facility with a group of banks, which consists of a $450 million 364-day credit agreement and a $450 million three-year credit agreement. The Company uses the credit facility principally to support its $600 million commercial paper program.

At December 31, 1999, the Company had outstanding $163 million of notes payable, $142 million of which were commercial paper and $21 million of lines of credit. In addition, at December 31, 1999, the Company had available formal and informal lines of bank credit aggregating $100 million and available revolving credit facilities aggregating $900 million which support its commercial paper program. At December 31, 1999, the Company had no short-term investments.

Outlook

General
The Company has entered a period of financial uncertainty as a result of the deregulation of its electric generation operations. The Final Restructuring Order and retail competition have resulted in reduced revenues from regulated rates. In addition, the Company is selling an increasing portion of its energy at market-based rates. The Company believes that the deregulation of its electric generation operations and other regulatory initiatives designed to encourage competition have increased the Company's risk profile by changing and increasing the number of factors upon which the Company's financial results are dependent. This may result in more volatility in the Company's future results of operations. The Company believes that it has significant advantages that will strengthen its position in the increasingly competitive electric generation environment. These advantages include the ability to produce and contract for electricity at a low variable cost and the demonstrated ability to market and deliver power in the competitive wholesale markets.

The Company's future financial condition and results of operations are substantially dependent upon the effects of the Final Restructuring Order and retail and wholesale competition for generation services. Additional factors that affect the Company's financial condition and results of operations include operation of nuclear generating facilities, gas restructuring in Pennsylvania, new accounting pronouncements, inflation, weather, compliance with environmental regulations and the profitability of the Company's investments in EIS and other new ventures.

Merger
As a result of legislative initiatives aimed at restructuring, the electric utility industry has undergone rapid change in recent years. Among other things, competition has increased, particularly with respect to energy supply and retail energy services. Many states, including the states in which the Company and Unicom currently operate, have either passed or proposed legislation that provides for retail electric competition and deregulation of the price of energy supply. In addition, the wholesale electric energy market has significantly expanded and geographic boundaries are becoming less important. During 1999, a substantial amount of electric generation assets were sold in the United States. The Company expects this trend to continue. Mergers continue at a rapid pace not only between electric companies, but also between electric and gas companies that are seeking to capture value through the convergence of the two industries. At the same time, other companies are focusing on specific portions of the energy industry by disaggregating their generation, transmission, distribution and retail operations, spinning off non-core assets and acquiring assets consistent with their strategic focus. Currently, industry participants are attempting to prepare themselves for increased competition and position themselves to take advantage of these trends.

The Company believes that the consolidation and transformation of the electric and natural gas segments of the energy industry will result in the emergence of a limited number of substantial competitors. These large entities will have assets and skills that are necessary to create value in one or more of the traditional segments of the utility industry. The Company believes that companies that have the financial strength, strategic foresight and operational skills to establish scale and an early leadership position in key segments of the energy industry will be best positioned to compete in the new marketplace.

The Company's Board of Directors has focused significant attention on strategic planning to adapt to the evolving competitive environment. The strategic planning activities have concentrated on those factors that would best position the Company for enhanced shareholder value and continued leadership in the competitive energy marketplace.

The Company and Unicom are aggressively pursuing all necessary regulatory approvals and expect to complete the Merger in the second half of 2000. While the Company believes that the parties will receive the necessary regulatory approvals, a substantial delay in obtaining satisfactory approvals or the imposition of unfavorable terms or conditions in the approvals could have a material adverse effect on the business, financial condition or results of operations of the Company or Unicom or may cause the abandonment of the Merger. In addition to other factors, the price of shares of the Company's common stock may vary significantly as a result of market expectations of the likelihood that the Merger will be completed and the timing of completion, the prospects of post-merger operations, including the successful consolidation and integration of the Company's and Unicom's organizations and the effect of any conditions or restrictions imposed on or proposed with respect to the combined company by regulators.

On March 24, 2000, the Company submitted for approval a joint petition for settlement reached with various parties to the Company's proceeding before the PUC involving the proposed merger with Unicom. The Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006, electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

Competition
The Final Restructuring Order contains a number of provisions that are designed to encourage competition for generation services. The provisions include above-market shopping credits for generation service which provide an economic incentive for customers to choose an alternate EGS, periodic assignments of a portion of the Company's non-shopping customers to alternate EGSs and the selection of an alternate supplier as the PLR for a portion of the Company's customers.

The Final Restructuring Order established market share thresholds to ensure that a minimum number of residential and commercial customers choose an EGS or a Company affiliate. If less than 35% and 50% of residential and commercial customers have chosen an EGS, including 20% of residential customers assigned to an EGS as a PLR default supplier, by January 1, 2001 and January 1, 2003, respectively, the number of customers sufficient to meet the necessary threshold levels shall be randomly selected and assigned to an EGS through a PUC-determined process.

The Final Restructuring Order requires that on January 1, 2001, 20% of all of the Company's residential customers, determined by random selection and without regard to whether such customers are obtaining generation service from an alternate EGS, shall be assigned to a PLR default supplier other than the Company through a PUC-approved bidding process.

The Final Restructuring Order caps the Company's retail transmission and distribution rates at their current levels through June 30, 2005. The Final Restructuring Order also established rate caps for generation services, consisting of the charge for stranded cost recovery and a charge for energy and capacity, through 2010. The rate caps limit the Company's ability to pass cost increases through to customers, but also allows the Company to retain cost savings.

The Company's recovery of stranded costs is based on the level of transition charges established in the Final Restructuring Order and the projected annual retail sales in the Company's service territory. Recovery of transition charges for stranded costs and the Company's allowed return on its recovery of stranded costs are included in operating revenue. In 1999, CTC revenue was $589 million and is scheduled to increase to $932 million by 2010, the final year of stranded cost recovery. Amortization of the Company's stranded cost recovery, which is a regulatory asset, will be included in depreciation and amortization beginning in 2000. As provided by the Final Restructuring Order, there was no amortization of this regulatory asset in 1999. The amortization expense for 2000 will be approximately $43 million and will increase to $879 million by 2010.

The Company competes in deregulated retail electric generation markets and the national wholesale electric generation market. Competition for electric generation services has created new uncertainties in the utility industry. These uncertainties include future prices of generation services in both the wholesale and retail markets; changes in the Company's customer profiles, both at the retail level where change is expected to be ongoing as a result of customer choice, and between the retail and wholesale markets; and supply and demand volatility.

The Company, through Exelon Energy, the Company's new competitive supplier, actively competes for a share of the generation supply market throughout Pennsylvania. The Company also participates in the generation supply market in its traditional service territory through its distribution business unit. The charge for energy services provided by the distribution business unit is mandated by the Final Restructuring Order. The charge for energy services offered by Exelon Energy are at competitive market prices. Customers who continue to take generation service from the distribution business unit may choose an alternate EGS at any time. Because the shopping credit established by the PUC in the Restructuring Order remains above current retail market prices for generation services, including those offered by Exelon Energy, the Company's retail revenues will be reduced to the extent customers choose an alternate EGS, including Exelon Energy. Since prices in the competitive retail and wholesale markets are currently lower on average than those charged by the distribution business unit, this will adversely affect the Company's revenues and profit margins.

The Company is a low variable-cost electricity producer, which puts it in a favorable position to take advantage of opportunities in the electric retail and wholesale generation markets. The Company's competitive position and its future financial condition and results of operations are dependent on the Company's ability to successfully operate its low variable-cost power plants and market its power effectively in competitive wholesale markets.

The Company competes in the wholesale market by selling energy and capacity from the Company's installed capacity not utilized in the retail market and buying and selling energy from third parties. The Company's wholesale power marketing activities include short-term and long-term commitments to purchase and sell energy and energy-related products with the intent and ability to deliver or take delivery. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

On June 22, 1999, Pennsylvania Governor Tom Ridge signed into law the Natural Gas Choice and Competition Act (Act) which expands choice of gas suppliers to residential and small commercial customers and eliminates the 5% gross receipts tax on gas distribution companies' sales of gas. Large commercial and industrial customers have been able to choose their suppliers since 1984. Currently, approximately one-third of the Company's total yearly throughput is supplied by third parties.

The Act permits gas distribution companies to continue to make regulated sales of gas to their customers. The Act does not deregulate the transportation service provided by gas distribution companies, which remains subject to rate regulation. Gas distribution companies will continue to provide billing, metering, installation, maintenance and emergency response services.

In compliance with the schedule ordered by the PUC on December 1, 1999, the Company filed with the PUC a restructuring plan for the implementation of gas deregulation and customer choice of gas service suppliers in its service territory effective July 1, 2000. The Company believes there will be no material impact on the financial condition or operations of the Company because of the PUC's existing requirement that gas distribution companies cannot collect more than the actual cost of gas from customers, and the Act's requirement that suppliers must accept assignment or release, at contract rates, the portion of the gas distribution company's firm interstate pipeline contracts required to serve the suppliers' customers.

Expansion of Generation Portfolio
In 1998, the Company established specific goals to increase its generation capacity from 9 gigawatts to 25 gigawatts by 2003. The Company is developing a generation portfolio capable of taking advantage of periods of increased demand. In order to meet this strategic objective the Company may require significant capital resources.

In 1999, AmerGen purchased Clinton and Three Mile Island Unit No. 1 Nuclear Generating Facility (TMI) and entered into agreements to purchase Nine Mile Point Unit 1 Nuclear Generating Facility, a 59% undivided interest in Nine Mile Point Unit 2 Nuclear Generating Facility, Oyster Creek Nuclear Generating Facility and Vermont Yankee Nuclear Power Station. These purchases are expected to be completed in 2000 subject to federal and state approvals. The Company accounts for its investment in AmerGen under the equity method of accounting.

On September 30, 1999, the Company announced it has reached an agreement to purchase an additional 7.51% ownership interest in Peach Bottom Atomic Power Station (Peach Bottom) from Atlantic City Electric Company and Delmarva Power & Light Company bringing the Company's ownership interest to 50%. The sale is expected to be completed by mid-2000 subject to federal and state approvals. The Company consolidates its proportionate interest in Peach Bottom.

In 1999, the Company also entered into two long-term power purchase agreements with Independent Power Producers (IPP) under which the Company makes fixed capacity payments to the IPP in return for exclusive rights to the energy and capacity of the generating units for a fixed period.

Regulation and Operation of Nuclear Generating Facilities
The Company's financial condition and results of operations are in part dependent on the continued successful operation of its nuclear generating facilities. The Company's nuclear generating facilities represent 45% of its installed generating capacity. Because of the Company's reliance on its nuclear generating units, any changes in regulations by the NRC requiring additional investments or resulting in increased operating or decommissioning costs of nuclear generating units could adversely affect the Company.

During 1999, Company-operated nuclear plants operated at a 93% weighted-average capacity factor and Company-owned nuclear plants operated at a 92% weighted-average capacity factor. Company-owned nuclear plants produced 41% of the electricity generated by the Company. Nuclear generation is currently the most cost-effective way for the Company to meet customer needs and commitments for sales to other utilities.

In December 1999, AmerGen acquired Clinton and TMI marking the first acquisitions by the Company's joint venture. Accordingly, AmerGen's financial condition and results of operations are also dependent on the continued successful operation of its nuclear generating facilities. AmerGen's nuclear generating facilities represent 100% of its installed generating capacity. Because of AmerGen's reliance on its nuclear generating units, any changes in regulations by the NRC requiring additional investments or resulting in increased operating or decommissioning costs of nuclear generating units could adversely affect AmerGen and, accordingly, the Company's investment in AmerGen.

In conjunction with each of the completed acquisitions, AmerGen has received fully funded decommissioning trust funds which have sufficient assets to fully cover the anticipated costs to decommission each nuclear plant following its licensed life, including an annual net growth rate of 2% in accordance with NRC regulations. AmerGen believes that the amount of the trust funds and investment earnings thereon will be sufficient to meet its decommissioning obligations.

Combining the nuclear operations of the Company and Unicom will present significant challenges. The combined nuclear operations of Exelon will be significantly larger than either company's nuclear operations and will require the integration of nuclear operations among the Company and Unicom. Exelon's nuclear operation will be the largest in the United States in terms of size and geographic scope. Exelon will have to build on the successful nuclear management of the Company and Unicom to maintain and improve the safe and efficient operation of its nuclear generating plants.

Other Factors
Annual and quarterly operating results can be significantly affected by weather. Since the Company's peak retail demand is in the summer months, temperature variations in summer months are generally more significant than variations during winter months.

Inflation affects the Company through increased operating costs and increased capital costs for utility plant. As a result of the rate caps imposed under the Final Restructuring Order and price pressures due to competition, the Company may not be able to pass the costs of inflation through to customers.

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

The Company has identified 28 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. The Company is presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. The Pennsylvania Department of Environmental Protection has approved the Company's clean-up of three sites. Ten other sites are currently under some degree of active study and/or remediation.

As of December 31, 1999 and 1998, the Company had accrued $57 million and $60 million, respectively, for environmental investigation and remediation costs, including $32 million and $33 million, respectively, for MGP investigation and remediation that currently can be reasonably estimated. The Company expects to expend $7 million for environmental remediation activities in 2000. The Company cannot predict whether it will incur other significant liabilities for any additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether such costs will be recoverable from third parties.

For a discussion of other contingencies, see Note 6 of Notes to Consolidated Financial Statements.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No.
133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of 2001. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.

Year 2000 Readiness Disclosure
During 1999 and 1998, the Company successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

The Y2K Project was divided into four main sections - Information Technology Systems (IT Systems), Embedded Technology (devices to control, monitor or assist the operation of equipment, machinery or plant), Supply Chain (third-party suppliers and customers) and Contingency Planning. The IT Systems section included both the conversion of applications software that was not Y2K-ready and the replacement of software when available from the supplier. The Supply Chain section included the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue.

The current estimated total cost of the Y2K Project is $61 million, the majority of which is attributable to testing. This represents a $9 million reduction of the previously estimated cost of the Y2K Project. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Y2K Project through December 31, 1999 was $56 million. The Company is funding the Y2K Project from operating cash flows.

The Company's systems experienced no Y2K difficulties on December 31, 1999 or since that date. The Company's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. The Company's Y2K Project also successfully addressed concerns with the date February 29, 2000. The Company will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.

Forward-Looking Statements
Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements which are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 6 of Notes to Consolidated Financial Statements and other factors discussed in the Company's filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company is exposed to market risks associated with commodity price and supply, interest rates and equity prices.

Commodity Risk
The Company engages in the wholesale and retail marketing of electricity, and, accordingly, is exposed to risk associated with the price of electricity.

The Company's wholesale operations include the physical delivery and marketing of power obtained through Company-owned generation capacity and long, intermediate and short-term contracts. The Company maintains a net positive supply of energy and capacity, through Company-owned generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. These operations have resulted in the expansion of the Company's load-servicing capabilities beyond its primary operating environment, the PJM control area. A majority of the Company's contractual supplies may be economically moved into this primary operating environment. The Company has also contracted for access to additional generation through bilateral long-term power purchase agreements. These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature - similar to asset ownership. The Company enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers, and generally with the ability to import these supplies to PJM to displace more expensive energy supplied by Company-owned generation assets. The Company has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The intent and business objective for the use of its capital assets and contracts is the same - provide the Company with physical power supply to enable it to deliver energy to meet customer needs. The Company's principal risk management activities focus on management of volume risks (supply and transmission) and operational risks (plant or transmission outages) consistent with its business philosophy, not price risks. The Company does not use financial contracts in its wholesale marketing activities and as a matter of business practice does not "pair off" or net settle its contracts. All contracts result in the delivery and/or receipt of power.

The Company has entered into bilateral long-term contractual obligations for sales of energy to other load-serving entities including electric utilities, municipalities, electric cooperatives, and retail load aggregators. The Company also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. The Company provides delivery of its energy to these customers in and out of PJM through access to Company-owned transmission assets or rights for firm transmission.

The Company completed a thorough review of its activities after the issuance of EITF 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in the first quarter of 1999 and concluded, based on the indicators included in EITF 98-10, that its activities were not "trading" activities. The Company continues to believe that its business philosophy, performance measurement and other management activities are not consistent with that of a "trading organization." The Company's short-term and long-term commitments to purchase and sell energy and energy-related products are carried at the lower of cost or market. The Company reports the revenue and expense associated with all of its energy contracts at the time the underlying physical transaction closes consistent with its business philosophy of generating and delivering physical power to customers.

The Company's retail operations include the regulated sales of electricity through its distribution business unit and unregulated sales of electricity through its generation business unit. Both energy suppliers secure supply through the Company's wholesale operations. The transmission and distribution component of the Company's rates for regulated sales of electricity are capped through December 2006. Additionally, generation rate caps, defined as the sum of the applicable transition charge and energy and capacity charge, will remain in effect through 2010. Accordingly, the Company does not have the ability to pass on increases in the price of electricity through rate increases to its customers. As of December 31, 1999, a hypothetical 10% increase in the cost of electricity would result in a $82 million decrease in pretax earnings for 2000. The Company's rates for unregulated sales of electricity are not subject to rate caps.

Under the Final Restructuring Order, the Company's customers have been permitted to shop for their generation supplier since January 1, 1999. The Final Restructuring Order established market share thresholds to ensure that a minimum number of residential and commercial customers choose an EGS or a Company affiliate. If less than35% and 50% of residential and commercial customers have chosen an EGS, including 20% of residential customers assigned to an EGS as a PLR default supplier, by January 1, 2002 and January 1, 2003, respectively, the number of customers sufficient to meet the necessary threshold levels shall be randomly selected and assigned to an EGS through a PUC-determined process. As of December 31, 1999, the Company estimates that the impact on pretax earnings for 2000 would be insignificant. $6.8 million decrease in pre-tax earnings during 2000.

Interest Rate Risk
The Company uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps may be used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital. As of December 31, 1999, a hypothetical 10% increase in the interest rates associated with variable rate debt would result in a $1 million decrease in pretax earnings for 2000.

The Company has entered into interest rate swaps to manage interest rate exposure associated with the floating rate series of Transition Bonds. At December 31, 1999, these interest rate swaps had a fair market value of $102 million which was based on the present value difference between the contracted rate and the market rates at December 31, 1999.

The aggregate fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at December 31, 1999 is estimated to be $63 million. If the derivative instruments had been terminated at December 31, 1999, this estimated fair value represents the amount to be paid by the counterparties to the Company.

The aggregate fair value of the Transition Bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at December 31, 1999 is estimated to be $137 million. If the derivative instruments had been terminated at December 31, 1999, this estimated fair value represents the amount to be paid by the counterparties to the Company.

In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of $1 billion of transition bonds in the second quarter of 2000.

Equity Price Risk
The Company maintains trust funds, as required by the Nuclear Regulatory Commission (NRC), to fund certain costs of decommissioning its nuclear plants. As of December 31, 1999, these funds were invested primarily in domestic equity securities and fixed rate, fixed income securities and are reflected at fair value on the Consolidated Balance Sheet. The mix of securities is designed to provide returns to be used to fund decommissioning and to compensate for inflationary increases in decommissioning costs. However, the equity securities in the trusts are exposed to price fluctuations in equity markets, and the value of fixed rate, fixed income securities are exposed to changes in interest rates. The Company actively monitors the investment performance and periodically reviews asset allocation in accordance with the Company's nuclear decommissioning trust investment policy. A hypothetical 10% increase in interest rates and decrease in equity prices would result in a $29 million reduction in the fair value of the trust assets. The Company's restructuring settlement agreement provides for the collection of authorized nuclear decommissioning costs through the CTC. Additionally, the Company is permitted to seek recovery from customers of any increases in these costs. Therefore, the Company's equity price risk is expected to remain immaterial.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       Report of Independent Accountants

To the Shareholders and Board of Directors of PECO Energy Company:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1. present farily, in all material respects, the financial position of PECO Energy Company and Subsidiary Companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Philadelphia, PA
February 29, 2000, except for
certain information included
in Notes 2 and 4, for which
the dates are March 24, 2000
and March 16, 2000, respectively.

                       Consolidated Statements of Income

                                                           For the Years Ended December 31,
                                                      ----------------------------------------
                                                       1999             1998             1997
                                                      ------           ------           ------
                                                       In Thousands, except per share data
Operating Revenues
 Electric                                           $4,847,126        $4,829,639      $ 4,149,845
 Gas                                                   481,069           432,893          451,232
 Infrastructure Services                               108,558                 -                -
                                                    ----------        ----------      -----------
  Total Operating Revenues                           5,436,753         5,262,532        4,601,077

Operating Expenses
 Fuel and Energy Interchange                         2,145,175         1,795,887        1,290,164
 Operating and Maintenance                           1,383,885         1,134,579        1,414,596
 Early Retirement and Separation Programs                    -           124,200                -
 Depreciation and Amortization                         236,790           642,842          580,595
 Taxes Other Than Income                               261,732           279,515          310,091
                                                    ----------        ----------      -----------
  Total Operating Expenses                           4,027,582         3,977,023        3,595,446

Operating Income                                     1,409,171         1,285,509        1,005,631

Other Income and Deductions
 Interest Expense                                     (395,670)         (330,842)        (372,857)

Company Obligated Mandatorily Redeemable
 Preferred Securities of a Partnership,
 which holds Solely Subordinated Debentures
 of the Company                                        (21,162)          (30,694)         (28,990)

Allowance for Funds Used During Construction             3,891             3,522           21,771
Settlement of Salem Litigation                               -                 -           69,800
Equity in Losses of Telecommunications
 Investments                                           (37,857)          (54,385)         (14,195)
Other, Net                                              18,611           (21,078)         (51,833)
                                                    ----------        ----------      -----------
  Total Other Income and Deductions                   (432,187)         (433,477)        (376,304)
                                                    ----------        ----------      -----------
Income Before Income Taxes and Extraordinary
 Item                                                  976,984           852,032          629,327
Income Taxes                                           357,998           319,654          292,769
                                                    ----------        ----------      -----------
Income Before Extraordinary Item                       618,986           532,378          336,558
Extraordinary Item (net of income taxes of
 $25,415, $13,757, and $1,290,961 for 1999,
 1998, and 1997, respectively)                         (36,572)          (19,654)      (1,833,664)
                                                    ----------        ----------      -----------
Net Income (Loss)                                      582,414           512,724       (1,497,106)
Preferred Stock Dividends                               12,176            13,109           16,804
                                                    ----------        ----------      -----------
Earnings (Loss) Applicable to Common Stock          $  570,238        $  499,615      $(1,513,910)
                                                    ==========        ==========      ===========
Average Shares of Common Stock Outstanding             196,285           223,219          222,543
                                                    ==========        ==========      ===========
Earnings Per Average Common Share:
   Basic:
     Income Before Extraordinary Item               $     3.10        $     2.33      $     1.44
     Extraordinary Item                             $    (0.19)       $    (0.09)     $    (8.24)
                                                    ----------        ----------      -----------
     Net Income (Loss)                              $     2.91        $     2.24      $    (6.80)
                                                    ==========        ==========      ===========
   Diluted:
     Income Before Extraordinary Item               $     3.08        $     2.32      $     1.44
     Extraordinary Item                             $    (0.19)       $    (0.09)     $    (8.24)
                                                    ----------        ----------      -----------
     Net Income (Loss)                              $     2.89        $     2.23      $    (6.80)
                                                    ==========        ==========      ===========

   Dividends per Common Share                       $     1.00        $     1.00      $     1.80
                                                    ==========        ==========      ===========

See Notes to Consolidated Financial Statements

                     Consolidated Statements of Cash Flows

                                                                    For the Years Ended December 31,
                                                              ------------------------------------------
                                                               1999             1998               1997
                                                              ------           ------             ------
                                                                            In Thousands
Cash Flows from Operating Activities

Net Income (Loss)                                           $ 582,414       $  512,724         $(1,497,106)
Adjustments to reconcile Net Income (Loss) to Net Cash
  provided by Operating Activities:
    Depreciation and Amortization                             358,027          764,641             703,394
    Extraordinary Item (net of income taxes)                   36,572           19,654           1,833,664
    Provision for Uncollectible Accounts                       59,418           71,667              88,263
    Deferred Income Taxes                                       7,511         (115,640)            (17,228)
    Amortization of Investment Tax Credits                    (14,301)         (18,066)            (18,201)
    Early Retirement and Separation Charge                          -          125,000                   -
    Deferred Energy Costs                                      22,973            5,818              (5,652)
    Salem Litigation Settlement                                     -                -              69,800
    Equity in Losses of Telecommunications Investments         37,857           54,385              14,195
    Losses (Gains) on the Disposal of Assets, net              37,832                -                   -
    Other Items Affecting Operations                          (24,290)          (8,627)             63,847

    Changes in Working Capital:
      Accounts Receivable                                    (159,475)           2,576            (347,787)
      Repurchase of Accounts Receivable                      (150,000)               -                   -
      Inventories                                             (43,390)          14,192              28,628
      Accounts Payable                                         63,861            8,971              93,881
      Other Current Assets and Liabilities                    (73,390)          54,263              58,539
                                                            ---------       ----------         -----------
Net Cash Flows provided by Operating Activities               888,399        1,491,558           1,068,237
                                                            ---------       ----------         -----------
Cash Flows from Investing Activities
 Investment in Plant                                         (491,097)        (415,331)           (490,200)
 Exelon Infrastructure Services Acquisitions                 (222,492)               -                   -
 Investments in and Advances to Joint Ventures               (117,615)         (58,653)            (30,086)
 Proceeds from the Sale of Investments                         12,226                -                   -
 Increase in Other Investments                                (66,467)         (46,742)            (83,261)
                                                            ---------       ----------         -----------
Net Cash Flows used in Investing Activities                  (885,445)        (520,726)           (603,547)
                                                            ---------       ----------         -----------
Cash Flows from Financing Activities
 Issuance of Long-Term Debt, net of issuance costs          4,169,883           13,486             161,813
 Common Stock Repurchase                                   (1,705,319)               -                   -
 Retirement of Long-Term Debt                              (1,343,334)        (841,755)           (283,303)
 Change in Short-Term Debt                                   (388,319)         123,500             114,000
 Redemption of COMRPS                                        (221,250)         (80,794)                  -
 Issuance of COMRPS                                                 -           78,105              50,000
 Dividends on Preferred and Common Stock                     (208,059)        (236,307)           (417,383)
 Capital Lease Payments                                      (138,998)         (59,923)            (39,100)
 Termination of Interest Rate Swap Agreements                  79,969                -                   -
 Prepayment Premiums                                          (48,307)         (27,250)                  -
 Preferred Stock Redemptions                                  (37,091)               -             (61,895)
 Proceeds from Exercise of Stock Options                       13,951           50,700                 117
 Loss on Reacquired Debt                                        6,454            6,753              22,752
 Other Items Affecting Financing                               (2,420)          17,332              (7,522)
                                                            ---------       ----------         -----------
Net Cash Flows provided by (used in) Financing Activities     177,160         (956,153)           (460,521)
                                                            ---------       ----------         -----------
 Increase in Cash and Cash Equivalents                        180,114           14,679               4,169
                                                            ---------       ----------         -----------
 Cash and Cash Equivalents at beginning of period              48,083           33,404              29,235
                                                            ---------       ----------         -----------
 Cash and Cash Equivalents at end of period                 $ 228,197       $   48,083         $    33,404
                                                            =========       ==========         ===========

See Notes to Consolidated Financial Statements

                          Consolidated Balance Sheets

                                                       At December 31,
                                                --------------------------
                                                 1999                1998
                                                ------              ------
                                                       In Thousands
                     Assets
Current Assets

Cash and Cash Equivalent                    $   228,197        $    48,083

Accounts Receivable, net
 Customer                                       396,453            181,210
 Other                                          295,011            129,546
Inventories
 Fossil Fuel                                    112,739             92,288
 Materials and Supplies                          93,077             82,068
Deferred Energy Costs - Gas                       6,874             29,847
Other                                            80,264             19,013
                                            -----------        -----------
  Total Current Assets                        1,212,615            582,055
                                            -----------        -----------

Property, Plant and Equipment, net            5,045,008          4,804,469

Deferred Debits and Other Assets
 Competitive Transition Charge                5,274,624          5,274,624
 Recoverable Deferred Income Taxes              638,060            614,445
 Deferred Non-Pension Postretirement
  Benefits Costs                                 84,421             90,915
 Investments                                    538,231            497,648
 Loss on Reacquired Debt                         70,711             77,165
 Goodwill, net                                  120,500                  -
 Other                                          135,339            107,042
                                            -----------        -----------
  Total Deferred Debits and Other Assets      6,861,886         6,661,839
                                            -----------        -----------
  Total Assets                              $13,119,509        $12,048,363
                                            ===========        ===========

                                                       At December 31,
                                                --------------------------
                                                 1999                1998
                                                ------              ------
                                                       In Thousands

     Liabilities and Shareholders' Equity

Current Liabilities
 Notes Payable, Bank                           $163,193           $525,000
 Long-Term Debt Due Within One Year             127,762            361,523
 Capital Lease Obligations
   Due Within One Year                               13             69,011
 Accounts Payable                               429,492            316,292
 Taxes Accrued                                  203,011            170,495
 Interest Accrued                               119,200             61,515
 Deferred Income Taxes                           14,584             14,168
 Other                                          246,816            217,416
                                            -----------        -----------
  Total Current Liabilities                   1,304,071          1,735,420
                                            -----------        -----------

Long-Term Debt                                5,968,658          2,919,592

Deferred Credits and Other Liabilities
 Capital Lease Obligations                          455             85,297
 Deferred Income Taxes                        2,410,769          2,376,792
 Unamortized Investment Tax Credits             285,698            299,999
 Pension Obligations                            212,198            219,274
 Non-Pension Postretirement
   Benefits Obligation                          442,780            421,083
 Other                                          400,686            354,037
                                            -----------        -----------
  Total Deferred Credits and
    Other Liabilities                         3,752,586          3,756,482
                                            -----------        -----------

Company Obligated Mandatorily Redeemable
 Preferred Securities of a Partnership,
 which holds Solely Subordinated
 Debentures of the Company                      128,105            349,355
Mandatorily Redeemable Preferred Stock           55,609             92,700

Commitments and Contingencies (Note 6)

Shareholders' Equity
 Common Stock                                 3,575,514          3,557,035
 Preferred Stock                                137,472            137,472
 Other Paid-In Capital                            1,236              1,236
 Accumulated Deficit                           (102,742)          (500,929)
 Treasury Stock, at cost                     (1,705,015)                --
 Accumulated Other Comprehensive Income           4,015                 --
                                            -----------        -----------
  Total Shareholders' Equity                  1,910,480          3,194,814
                                            -----------        -----------
Total Liabilities and
 Shareholders' Equity                       $13,119,509        $12,048,363
                                            ===========        ===========

See Notes to Consolidated Financial Statements

                  Consolidated Statements of Changes in Common
                    Shareholders' Equity and Preferred Stock

                                                                            Retained
                                         Common Stock           Other        Earnings           Treasury Stock
                                    -----------------------    Paid-in     (Accumulated     ------------------------
  All Amounts in Thousands            Shares       Amount      Capital        Deficit)       Shares          Amount
----------------------------        ----------   ----------   ----------   ------------    ----------      ---------
Balance at January 1, 1997             222,542   $3,506,003   $    1,326   $  1,138,652            --      $      --
Net Loss                                                                     (1,497,106)
Other Comprehensive Income
Comprehensive Income


Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates)                                                   (16,804)
 Common Stock ($1.80 per share)                                                (400,579)

Capital Stock Activity:
 Expenses of Capital Stock Activity                                                  98
 Stock Repurchase Forward Contract                                               (4,889)
 Long-Term Incentive Plan Issuances          5          117
 Preferred Stock Redemptions                                         (87)                          --              --
                                       -------   ----------   ----------    -----------    ----------    ------------
Balance at December 31, 1997           222,547    3,506,120        1,239       (780,628)           --              --
Net Income                                                                      512,724
Other Comprehensive Income

Comprehensive Income

Cash Dividends Declared:
 Preferred Stock
   (at specified annual rates)                                                  (13,109)
 Common Stock ($1.00 per share)                                                (223,198)
Capital Stock Activity:
 Expenses of Capital Stock Activity                                               2,731
 Stock Repurchase Forward Contract                                               (7,677)
 Long-Term Incentive Plan Issuances      2,137       50,915           (3)         8,228
                                       -------   ----------   ----------    -----------    ----------    ------------
Balance at December 31, 1998           224,684    3,557,035        1,236       (500,929)           --              --
Net Income                                                                      582,414
Other Comprehensive Income:
 Unrealized Gain on Securities,
   net of $2,757 tax

Comprehensive Income

Cash Dividends Declared:
 Preferred Stock
   (at specified annual rates)                                                  (12,176)
 Common Stock ($1.00 per share)                                                (195,883)
Capital Stock Activity:
 Stock Repurchase Forward
   Contract Settlement                                                           12,118        24,489        (695,934)
 Repurchase of Common Stock                                                                    22,610      (1,009,385)
 Long-Term Incentive Plan Issuances        670       18,479           --         11,714           (17)            304
 Preferred Stock Redemptions
                                       -------   ----------   ----------    -----------    ----------    ------------
 Balance at December 31, 1999          225,354   $3,575,514   $    1,236      $(102,742)       44,082    $ (1,705,015)
                                       =======   ==========   ==========    ===========    ==========    ============


                                      Accumulated
                                         Other
                                        Compre-       Compre-         Preferred Stock
                                        hensive       hensive     ----------------------
  All Amounts in Thousands              Income        Income        Shares       Amount
----------------------------           ---------   -----------    ----------    --------
Balance at January 1, 1997             $      --                       2,921    $292,067
Net Loss                                           $(1,497,106)
Other Comprehensive Income                                  --
Comprehensive Income                               -----------
                                                    (1,497,106)
                                                   ===========
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates)
 Common Stock ($1.80 per share)

Capital Stock Activity:
 Expenses of Capital Stock Activity
 Stock Repurchase Forward Contract
 Long-Term Incentive Plan Issuances
 Preferred Stock Redemptions                                            (619)     (61,895)
                                       ---------                    --------    ---------
Balance at December 31, 1997                  --                       2,302      230,172
Net Income                                             512,724
Other Comprehensive Income                                  --
                                                   -----------
Comprehensive Income                                   512,742
                                                   ===========
Cash Dividends Declared:
 Preferred Stock
   (at specified annual rates)
 Common Stock ($1.00 per share)
Capital Stock Activity:
 Expenses of Capital Stock Activity
 Stock Repurchase Forward Contract
 Long-Term Incentive Plan Issuances
                                       ---------                    --------    ---------
Balance at December 31, 1998                  --                       2,302      230,172
Net Income                                             582,414
Other Comprehensive Income:
 Unrealized Gain on Securities,
   net of $2,757 tax                       4,015         4,015
                                                   -----------
Comprehensive Income                               $   586,429
                                                   ===========
Cash Dividends Declared:
 Preferred Stock
   (at specified annual rates)
 Common Stock ($1.00 per share)
Capital Stock Activity:
 Stock Repurchase Forward
   Contract Settlement
 Repurchase of Common Stock
 Long-Term Incentive Plan Issuances
 Preferred Stock Redemptions                                            (371)     (37,091)
                                       ---------                    --------    ---------
 Balance at December 31, 1999          $   4,015                       1,931    $ 193,081
                                       =========                    ========    =========

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

1. Significant Accounting Policies

Description of Business

Incorporated in Pennsylvania in 1929, PECO Energy Company (Company) is engaged principally in the production, purchase, transmission, distribution and sale of electricity to residential, commercial, industrial and wholesale customers and the distribution and sale of natural gas to residential, commercial and industrial customers. Pursuant to the Pennsylvania Electricity Generation Customer Choice and Competition Act (Competition Act), the Commonwealth of Pennsylvania has required the unbundling of retail electric services in Pennsylvania into separate generation, transmission and distribution services with open retail competition for generation services. Since the commencement of deregulation in 1999, the Company serves as the local distribution company providing electric distribution services in its franchised service territory in southeastern Pennsylvania and bundled electric service to customers who do not choose an alternate electric generation supplier. The Company also engages in the wholesale marketing of electricity on a national basis. Through its Exelon Energy division, the Company is a competitive generation supplier offering competitive energy supply to customers throughout Pennsylvania. The Company's infrastructure services subsidiary, Exelon Infrastructure Services, Inc. (EIS), provides utility infrastructure services to customers in several regions of the United States. The Company owns a 50% interest in AmerGen Energy Company, LLC (AmerGen), a joint venture with British Energy, Inc. a wholly-owned subsidiary of British Energy plc, to acquire and operate nuclear generating facilities. The Company also participates in joint ventures which provide telecommunications services in the Philadelphia metropolitan region.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its majority-owned subsidiaries after the elimination of its intercompany transactions. The Company accounts for investments in its 50% owned joint ventures under the equity method of accounting. The Company consolidates its proportionate interest in its jointly owned electric utility plants. The Company accounts for its less than 20% owned investments under the cost method of accounting. Accounting policies for regulated operations are in accordance with those prescribed by the regulatory authorities having jurisdiction, principally the Pennsylvania Public Utility Commission (PUC) and the Federal Energy Regulatory Commission (FERC).

Accounting for the Effects of Regulation
The Company accounts for all of its regulated electric and gas operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," requiring the Company to record the financial statement effects of the rate regulation to which such operations are currently subject. Use of SFAS No. 71 is applicable to the utility operations of the Company which meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. The Company believes that it is probable that regulatory assets associated with these operations will be recovered. If a separable portion of the Company's business no longer meets the provisions of SFAS No. 71, the Company is required to eliminate the financial statement effects of regulation for that portion. Effective December 31, 1997, the Company determined that the electric generation portion of its business no longer met the criteria of SFAS No. 71 and, accordingly, implemented SFAS No. 101, "Regulated Enterprises - Accounting for the Discontinuation of FASB Statement No. 71," for that portion of its business. See Note 5 - Restructuring Charge.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues
Electric and gas revenues are recorded as service is rendered or energy is delivered to customers. At the end of each month, the Company accrues an estimate for the unbilled amount of energy delivered or services provided to its electric and gas customers. The Company recognizes contract revenue and profits on long-term contracts from its infrastructure services business by the percentage-of-completion method of accounting based on costs incurred as a percentage of estimated total costs of individual contracts.

Purchased Gas Adjustment Clause
The Company's gas rates are subject to a fuel adjustment clause designed to recover or refund the difference between the actual cost of purchased gas and the amount included in base rates. Differences between the amounts billed to customers and the actual costs recoverable are deferred and recovered or refunded in future periods by means of prospective quarterly adjustments to rates.

Nuclear Fuel
The cost of nuclear fuel is capitalized and charged to fuel expense on the unit of production method. Estimated costs of nuclear fuel disposal are charged to fuel expense as the related fuel is consumed.

Nuclear Outage Costs
Incremental nuclear maintenance and refueling outage costs are accrued over the unit operating cycle. For each unit, an accrual for incremental nuclear maintenance and refueling outage expense is estimated based upon the latest planned outage schedule and estimated costs for the outage. Differences between the accrued and actual expense for the outage are recorded when such differences are known.

Depreciation, Amortization and Decommissioning
Depreciation is provided over the estimated service lives of property, plant, and equipment on a straight line basis. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category are presented in the table below:

Asset Category                                   1999     1998     1997
                                                ------   ------   ------
Electric - Transmission and Distribution         1.83%    1.96%    1.88%
Electric - Generation                            5.12%    5.26%    3.90%
Gas                                              2.36%    2.40%    2.33%
Common                                           2.13%    4.54%    3.94%
Other Property and Equipment                     8.61%    2.80%    1.97%

Amortization of regulatory assets is provided over the recovery period as specified in the related regulatory agreement. Goodwill related to the EIS acquisitions in 1999 is being amortized over 20 years.

The Company's current estimate of the costs for decommissioning its ownership share of its nuclear generating stations is currently included in regulated rates and is charged to operations over the expected service life of the related plant. The amounts recovered from customers are deposited in trust accounts and invested for funding of future costs. The Company accounts for its investments in decommissioning trust funds by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation for the current period's cost of decommissioning. Unrealized gains and losses are reflected as regulatory liabilities and assets, respectively. The Company believes that the amounts being recovered from customers through electric rates will be sufficient to fully fund the unrecorded portion of its decommissioning obligation.

Capitalized Interest
Effective January 1, 1998, the Company ceased accruing Allowance for Funds Used During Construction (AFUDC) for electric generation-related construction projects and began using SFAS No. 34, "Capitalizing Interest Costs," to calculate the costs during construction of debt funds used to finance its electric generation-related construction projects. The Company recorded capitalized interest of $6 million and $7 million in 1999 and 1998, respectively.

AFUDC is the cost, during the period of construction, of debt and equity funds used to finance construction projects for regulated operations. AFUDC is recorded as a charge to Construction Work in Progress and as a credit to AFUDC included in Other Income and Deductions. The rates used for capitalizing AFUDC, which averaged 6.25% in 1999, 8.63% in 1998 and 8.88% in 1997, are computed under a method prescribed by regulatory authorities. AFUDC is not included in regular taxable income and the depreciation of capitalized AFUDC is not tax deductible.

Income Taxes
Deferred federal and state income taxes are provided on all significant timing differences between book bases and tax bases of assets and liabilities, transactions that reflect taxable income in a year different from book income and tax carryforwards. Investment tax credits previously used for income tax purposes have been deferred on the Consolidated Balance Sheets and are recognized in book income over the life of the related property. The Company and its subsidiaries file a consolidated federal income tax return. Income taxes are allocated to each of the Company's subsidiaries within the consolidated group based on the separate return method.

Gains and Losses on Reacquired Debt
Effective January 1, 1998, gains and losses on reacquired debt are being recognized in the Company's Consolidated Statements of Income as incurred. Gains and losses on reacquired debt related to regulated operations incurred prior to January 1, 1998, have been deferred and are being amortized to interest expense over the period approved for ratemaking purposes based on management's assessment of the likelihood of recovery.

Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by and distributions to shareholders. Comprehensive income is reflected in the Consolidated Statements of Changes in Common Shareholders' Equity and Preferred Stock.

Cash and Cash Equivalents
The Company considers all temporary cash investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities
Marketable securities are classified as available-for-sale securities and are reported at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. The Company has no held-to-maturity or trading securities.

Inventories
Inventories are carried at the lower of average cost or market.

Derivative Financial Instruments
Hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated at inception as a hedge, with respect to the hedged item. If a derivative instrument ceased to meet the criteria for deferral, any gains or losses are recognized in income. The Company does not hold or issue derivative financial instruments for trading purposes.

Property, Plant and Equipment
Property, plant and equipment is recorded at cost. The Company evaluates the carrying value of property, plant and equipment and other long-term assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated cash flows will be less than the carrying value of the asset. Measurement of the amount of impairment, if any, is based upon the difference between carrying value and fair value.

Capitalized Software Costs
Costs incurred during the application development stage of software projects for software which is developed or obtained for internal use are capitalized. At December 31, 1999 and 1998, capitalized software costs totaled $105 million and $84 million, respectively, net of $32 million and $37 million accumulated amortization, respectively. Such capitalized amounts are amortized ratably over the expected lives of the projects when they become operational, not to exceed ten years.

Retail and Wholesale Energy Commitments
The Company's retail and wholesale activities include short-term and long-term commitments, which are carried at the lower of cost or market, to purchase and sell energy and energy-related products in the retail and wholesale markets with the intent and ability to deliver or take delivery. As such, revenue and expense associated with energy commitments is reported at the time the underlying physical transaction closes.

New Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of 2001. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.

Reclassifications
Certain prior year amounts have been reclassified for comparative purposes. These reclassifications had no effect on net income or shareholders' equity.

2. Merger with Unicom Corporation

On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On January 7, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). The Merger Agreement has been approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror.

The Merger Agreement provides for (a) the exchange of each share of outstanding common stock, no par value, of the Company for one share of common stock of the new company, Exelon Corporation (Exelon) (Share Exchange) and (b) the merger of Unicom with and into Exelon (Merger and together with the Share Exchange, Merger Transaction). In the Merger, each share of the outstanding common stock, no par value, of Unicom will be converted into 0.875 shares of common stock of Exelon plus $3.00 in cash. In the Merger Agreement, the Company and Unicom agree to repurchase approximately $1.5 billion of common stock prior to the closing of the Merger with Unicom to repurchase approximately $1.0 billion of its common stock, and the Company to repurchase approximately $500 million of its common stock. As a result of the Share Exchange, the Company will become a wholly owned subsidiary of Exelon. As a result of the Merger, Unicom will cease to exist and its subsidiaries, including Commonwealth Edison Company, an Illinois corporation (ComEd), will become subsidiaries of Exelon. Following the Merger Transaction, Exelon will be a holding company with two principal utility subsidiaries, ComEd and the Company.

The Merger Transaction is conditioned, among other things, upon the approvals of the common shareholders of both companies and the approval of certain regulatory agencies. The companies have filed an application with the Securities and Exchange Commission (SEC) to register Exelon as a holding company under the Public Utility Holding Company Act of 1935.

On March 24, 2000, the Company submitted for approval a joint petition for settlement reached with various parties to the Company's proceeding before the PUC involving the proposed merger with Unicom. The Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006, electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

3. Segment Information

The Company evaluates the performance of its business segments based on Earnings Before Interest Expense and Income Taxes (EBIT). The Company's general corporate expenses and certain non-recurring expenses are excluded from the internal evaluation of reportable segment performance. General corporate expenses include the cost of executive management, corporate accounting and finance, information technology, risk management, human resources and legal functions and employee benefits.

The Company's distribution business unit consists of its regulated operations including electric transmission and distribution services, retail sales of generation services and retail gas sales and services. The Company's generation business unit consists of its generation assets, its power marketing group, its unregulated retail energy supplier and its investment in AmerGen. The Company's ventures business unit consists of its infrastructure services business, its telecommunications equity investments and other investments.

An analysis and reconciliation of the Company's business segment information to the respective information in the consolidated financial statements are as follows (in thousands):

                                                                                 Intersegment
          Distribution       Generation         Ventures       Corporate           Revenues       Consolidated
Revenues:
 1999     $ 3,256,718        $2,868,835        $ 110,056      $-                $  (798,856)      $ 5,436,753
 1998     $ 3,778,264        $2,492,886        $-             $-                $(1,008,618)      $ 5,262,532
 1997     $ 3,831,453        $1,721,417        $-             $-                $  (951,793)      $ 4,601,077
EBIT:
 1999     $ 1,381,686        $  238,825        $ (41,098)     $ (189,488)       $-                $ 1,389,925
 1998     $ 1,372,875        $  233,339        $(138,605)     $ (257,563)       $-                $ 1,210,046
 1997     $ 1,754,385        $ (380,985)       $ (81,948)     $ (282,049)       $-                $ 1,009,403
Depreciation and Amortization:
 1999     $   107,686        $  125,154        $   3,950      $-                $-                $   236,790
 1998     $   532,602        $  110,224        $      16      $-                $-                $   642,842
 1997     $   100,988        $  479,301        $     306      $-                $-                $   580,595
Capital Expenditures:
 1999     $   204,404        $  244,916        $   1,408      $   40,369        $-                $   491,097
 1998     $   174,974        $  205,081        $   6,271      $   29,005        $-                $   415,331
 1997     $   219,776        $  210,579        $   6,393      $   53,452        $-                $   490,200
Total Assets:
 1999     $10,293,379        $1,779,103        $ 640,375      $  406,652        $-                $13,119,509
 1998     $ 9,759,174        $1,686,771        $ 216,870      $  385,548        $-                $12,048,363
 1997     $10,008,820        $1,729,920        $ 222,418      $  395,410        $-                $12,356,568


Equity in losses of telecommunications investments of $38 million, $54 million, and $14 million for 1999, 1998, and 1997, respectively, are included in the ventures business unit's EBIT.

4. Rate Matters

On May 14, 1998, the PUC issued a final order (Final Restructuring Order) approving a Joint Petition for Settlement filed by the Company and numerous parties to the Company's restructuring proceeding mandated by the Competition Act. The Competition Act provides for the restructuring of the electric utility industry in Pennsylvania, including the deregulation of generation operations and the institution of retail competition for generation services beginning in 1999. The Final Restructuring Order provided for the recovery of $5.3 billion of stranded costs through transition charges to distribution customers over a

12-year period beginning in 1999 with a 10.75% return on the balance. During the 12-year stranded cost recovery period, the Company is amortizing the recoverable stranded costs in accordance with the rate schedules determined in the Final Restructuring Order.

The Final Restructuring Order provided for the phase-in of customer choice of electric generation supplier (EGS) for all customers: one-third of the peak load of each customer class on January 1, 1999; one-third on January 2, 1999; and the remaining one-third on January 1, 2000. The Final Restructuring Order also established market share thresholds to ensure that a minimum number of residential and commercial customers choose an EGS or a Company affiliate. If less than 35% and 50% of residential and commercial customers have chosen an EGS, including 20% of residential customers assigned to an EGS as a PLR default supplier, by January 1, 2001 and January 1, 2003, respectively, the number of customers sufficient to meet the necessary threshold levels shall be randomly selected and assigned to an EGS through a PUC-determined process.

Effective January 1, 1999, electric rates were unbundled into transmission and distribution components, a Competitive Transition Charge (CTC) for recovery of stranded costs and an energy and capacity charge. Eligible customers who choose an alternative EGS are not charged the energy and capacity charge or the transmission charge and instead purchase their electric energy supply and transmission at market-based rates from their EGS. The Company is in turn reimbursed by the EGS, via the PJM Interconnection, L.L.C., for the cost of the transmission service at a rate approximately equivalent to the unbundled transmission rate. Also effective January 1, 1999, the Company unbundled its retail electric rates for metering, meter reading and billing and collection services to provide credits to those customers who elect to have an alternative supplier perform these services.

In accordance with the Competition Act and the Final Restructuring Order, the Company's retail electric rates are capped at the year-end 1996 levels (system-wide average of 9.96 cents/kilowatt hour [kWh]) through June 2005. The Final Restructuring Order required the Company to reduce its retail electric rates by 8% from the 1996 system-wide average rate on January 1, 1999. This rate reduction decreased to 6% on January 1, 2000 until January 1, 2001, when the system-wide average rate cap will revert to 9.96 cents/kWh. The transmission and distribution rate component will remain capped at a system-wide average rate of
2.98 cents/kWh through June 30, 2005. Additionally, generation rate caps, defined as the sum of the applicable transition charge and energy and capacity charge, will remain in effect through 2010.

The Final Restructuring Order requires that on January 1, 2001, 20% of all of the Company's residential customers, determined by random selection and without regard to whether such customers are obtaining generation service from an alternate EGS, shall be assigned to a provider of last resort default supplier other than the Company through a PUC-approved bidding process.

The Final Restructuring Order authorized the issuance of up to $4 billion of transition bonds (Transition Bonds). In preparation for the issuance of Transition Bonds, the Company formed the PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company. On March 25, 1999, PETT issued $4 billion of its Transition Bonds to securitize a portion of the Company's authorized stranded cost recovery. PETT used the $3.95 billion of proceeds from the issuance of Transition Bonds to purchase the Intangible Transition Property
(ITP) from the Company. In accordance with the Competition Act, the Company utilized the proceeds from the securitization of a portion of its stranded cost recovery principally to reduce stranded costs including related capitalization. The Company utilized the net proceeds, and interest income earned on the net proceeds, to repurchase 44.1 million shares of Common Stock for an aggregate purchase price of $1,705 million and $150 million of accounts receivable; to retire: $811 million of First Mortgage Bonds, a $400 million term loan, $532 million of commercial paper, a $139 million capital lease obligation and $37 million of preferred stock; to redeem $221 million of COMRPS; and to pay $25 million of debt issuance costs. The Transition Bonds are obligations of PETT, secured by ITP. ITP represents the irrevocable right of the Company or its assignee to collect non-bypassable charges from customers to recover stranded costs.

On March 16, 2000, the PUC issued an order approving a Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of a Qualified Rate Order (QRO) authorizing the Company to securitize up to an additional $1 billion of its authorized recoverable stranded costs. In accordance with the terms of the Joint Petition for Full Settlement, when the QRO becomes final and non-appealable, the Company, through its distribution business unit, will provide its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only and will not be contingent upon the issuance of additional transition bonds pursuant to the QRO. The Company will use the proceeds from any additional securitization principally to reduce stranded costs and related capitalization.

5. Restructuring Charge

As required by SFAS No. 101, at December 31, 1997, the Company performed an impairment test of its electric generation assets pursuant to SFAS No. 121, on a plant-specific basis and determined that $6.1 billion of its $7.1 billion of electric generation assets would be impaired as of December 31, 1998. The Company estimated the fair value for each of its electric generating units by determining its estimated future operating cash inflows and outflows. Cash flows were determined based on projections of operating revenue, fuel costs, operating and maintenance costs including administrative and general costs, other taxes, nuclear decommissioning costs, capital expenditures, required life extension costs and income taxes. Each plant whose gross future operating cash flows did not exceed the net book value of the plant was determined to have failed the first impairment test and was subjected to a second impairment test. In the second impairment test, generation-related CTC of $3.3 billion, as provided by the PUC in the Final Restructuring Order, was allocated on a pro rata basis to the gross future operating cash flows of the plants determined to have failed the first test. For each plant that failed either impairment test, the Company wrote down the difference between the sum of the gross future operating cash flows and the net book value. Since the Company's retail electric rates continued to be cost-based through January 1, 1999, $333 million representing depreciation expense on electric generation-related assets in 1998 and $91 million representing amortization of other regulatory assets in 1998 were reclassified to a regulatory asset and were amortized in 1998.

At December 31, 1997, the Company had total electric generation-related stranded costs of $8.4 billion, representing $5.8 billion of net stranded electric generation plant and $2.6 billion of electric generation-related regulatory assets. The original PUC restructuring order, issued in December 1997, allowed the Company to recover $5.3 billion of its generation-related stranded costs from customers. This resulted in a net unrecoverable amount of $3.1 billion.

Accordingly, the Company recorded an extraordinary charge at December 31, 1997 of $3.1 billion ($1.8 billion, net of taxes) of electric generation-related stranded costs that will not be recovered from customers. The Final Restructuring Order did not change the amount of allowable stranded costs.

A summary, as of December 31, 1997, of the electric generation-related stranded costs and the amount of such stranded costs written off by the Company is shown in the following table:

In Thousands
Electric generation-related asset impairment determined pursuant to SFAS No. 121
  Net book value of electric generation-related assets before write-down                                          $7,115,155
  December 31, 1998 market value of electric generation-related assets pursuant to SFAS No. 121                     (990,376)
Expected 1998 change in net plant recognized for recovery until cost-based rates cease  at December 31, 1998        (303,800)
                                                                                                                  ----------
Electric generation-related asset impairment                                                                       5,820,979
Electric generation-related regulatory assets
  Recoverable Deferred Income Taxes                                                                                1,762,946
  Deferred Limerick Costs                                                                                            321,420
  Deferred Non-Pension Postretirement Benefits Other Than Pensions                                                   120,899
  Deferred Energy Costs - Electric                                                                                    92,021
  Loss on Reacquired Debt                                                                                            177,183
  Above-market component of a purchase power agreement                                                                90,000
  Preliminary survey and investigation charges                                                                        38,173
  Deferred employee compensation absences                                                                             20,760
  Customer education program                                                                                          31,547
  Other post-retirement employee benefit obligations                                                                   6,384
  Feasibility studies cost                                                                                             8,434
  Regulatory asset recognized for recovery until cost-based rates cease at December 31, 1998                         (91,497)
                                                                                                                  ----------
Total electric generation-related regulatory assets                                                                2,578,270
                                                                                                                  ----------
Total electric generation-related stranded costs                                                                   8,399,249
Amounts approved for collection from customers (regulatory asset pursuant to EITF No. 97-4)                       (5,274,624)
                                                                                                                  ----------
Total Extraordinary Item                                                                                          $3,124,625
                                                                                                                  ==========


In 1994, the Company accelerated the recognition of $180 million of non-pension postretirement benefit transition obligation as a result of a voluntary workforce reduction program which resulted in significant reductions in eligibility for future benefits under the postretirement benefit plans. A corresponding regulatory asset was recorded because the Company was permitted to recover the curtailment costs through increased electric base rates. The $121 million of deferred non-pension postretirement benefits other than pensions included in the calculation of stranded costs represents the remaining balance of the generation portion of the regulatory asset.

6. Commitments and Contingencies

Capital Commitments
The Company estimates that it will spend approximately $927 million for capital expenditures and other investments in 2000. The Company has commitments to provide AmerGen with capital contributions equivalent to 50% of the purchase price of any acquisitions AmerGen makes in 2000. As of December 31, 1999, the Company expects to make $97 million of capital contributions, excluding nuclear fuel, if all of the acquisition agreements that AmerGen entered into in 1999 close in 2000. In addition, the Company and British Energy plc have each agreed to provide up to $55 million to AmerGen at any time for operating expenses. See
Note 26 - AmerGen Energy Company, L.L.C.

Nuclear Insurance
As of December 31, 1999, the Price-Anderson Act limited the liability of nuclear reactor owners to $9.5 billion for claims that could arise from a single incident. The limit is subject to change to account for the effects of inflation and changes in the number of licensed reactors. The Company carries the maximum available commercial insurance of $200 million and the remaining $9.3 billion is provided through mandatory participation in a financial protection pool. Under the Price-Anderson Act, all nuclear reactor licensees can be assessed up to $88 million per reactor per incident, payable at no more than $10 million per reactor per incident per year. This assessment is subject to inflation and state premium taxes. In addition, the U.S. Congress could impose revenue- raising measures on the nuclear industry to pay claims.

The Company carries property damage, decontamination and premature decommissioning insurance in the amount of its $2.75 billion proportionate share for each station loss resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund which the Company is required by the Nuclear Regulatory Commission (NRC) to maintain to provide for decommissioning the facility. The Company is unable to predict the timing of the availability of insurance proceeds to the Company for the Company's bondholders, and the amount of such proceeds which would be available. Under the terms of the various insurance agreements, the Company could be assessed up to $32 million for losses incurred at any plant insured by the insurance companies. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Such losses could have a material adverse effect on the Company's financial condition and results of operations.

The Company is a member of an industry mutual insurance company which provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. The Company's maximum share of any assessment is $10 million per year.

Nuclear Decommissioning and Spent Fuel Storage
The Company's current estimate of its nuclear facilities' decommissioning cost is $1.4 billion in 1998 dollars. Decommissioning costs are recoverable through regulated rates. Under rates in effect through December 31, 1999, the Company collected and expensed approximately $29 million in 1999 from customers which was accounted for as a component of depreciation expense and accumulated depreciation. At December 31, 1999 and 1998, $383 million and $336 million, respectively, were included in accumulated depreciation. In order to fund future decommissioning costs, at December 31, 1999 and 1998, the Company held $408 million and $380 million, respectively, in trust accounts which are included as Investments in the Company's Consolidated Balance Sheets and include both net unrealized and realized gains. Net unrealized gains of $45 million and $60 million, respectively, were recognized as a Deferred Credits in the Company's Consolidated Balance Sheets at December 31, 1999 and 1998, respectively. The Company recognized net realized gains of $14 million, $12 million, and $11 million as Other Income in the Company's Consolidated Statement of Income for the years ended December 31, 1999, 1998 and 1997, respectively. The Company believes that the amounts being recovered from customers through regulated rates will be sufficient to fully fund the unrecorded portion of its decommissioning obligation.

Under the Nuclear Waste Policy Act of 1982 (NWPA), the U.S. Department of Energy
(DOE) is required to begin taking possession of all spent nuclear fuel generated by the Company's nuclear units for long-term storage by no later than 1998. Based on recent public pronouncements, it is not likely that a permanent disposal site will be available for the industry before 2010, at the earliest. In reaction to statements from the DOE that it was not legally obligated to begin to accept spent fuel in 1998, a group of utilities and state government agencies filed a lawsuit against the DOE which resulted in a decision by the U.S. Court of Appeals for the District of Columbia (D.C. Court of Appeals) in July 1996 that the DOE had an unequivocal obligation to begin to accept spent fuel in 1998. In accordance with the NWPA, the Company pays the DOE one mill ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel long-term storage and disposal. This fee may be adjusted prospectively in order to ensure full cost recovery. Because of inaction by the DOE following the D.C. Court of Appeals finding of the DOE's obligation to begin receiving spent fuel in 1998, a group of forty-two utility companies, including the Company, and forty-six state agencies, filed suit against the DOE seeking authorization to suspend further payments to the U.S. government under the NWPA and to deposit such payments into an escrow account until such time as the DOE takes effective action to meet its 1998 obligations. In November 1997, the D.C. Court of Appeals issued a decision in which it held that the DOE had not abided by its prior determination that the DOE has an unconditional obligation to begin disposal of spent nuclear fuel by January 31, 1998. The D.C. Court of Appeals also precluded the DOE from asserting that it was not required to begin receiving spent nuclear fuel because it had not yet prepared a permanent repository or an interim storage facility. The DOE and one of the utility companies filed Petitions for Reconsideration of the decision which were denied, as were petitions seeking U.S. Supreme Court review of the decision. In addition, the DOE is exploring other options to address delays in the waste acceptance schedule.

Peach Bottom Atomic Power Station (Peach Bottom) has on-site pools with capacity to store spent nuclear fuel discharged from the units through 2000 for Unit No. 2 and 2001 for Unit No. 3. Life-of-plant storage capacity will be provided by an on-site dry cask storage facility, the construction of which was essentially completed in 1999. The first use of this facility is scheduled for mid-2000. Limerick Generating Station (Limerick) has on-site facilities with capacity to store spent nuclear fuel to 2007. Salem Generating Station (Salem) has on-site facilities with spent-fuel storage capacity through 2012 for Unit No. 1 and 2016 for Unit No. 2.

Energy Commitments
The Company's wholesale operations include the physical delivery and marketing of power obtained through Company-owned generation capacity, and long, intermediate and short-term contracts. The Company maintains a net positive supply of energy and capacity, through Company-owned generation assets and power purchase and lease agreements, to protect it from the potential operational failure of one of its owned or contracted power generating units. The Company has also contracted for access to additional generation through bilateral long-term power purchase agreements. These agreements are firm commitments related to power generation of specific generation plants and/or are dispatchable in nature - similar to asset ownership. The Company enters into power purchase agreements with the objective of obtaining low-cost energy supply sources to meet its physical delivery obligations to its customers. The Company has also purchased firm transmission rights to ensure that it has reliable transmission capacity to physically move its power supplies to meet customer delivery needs. The intent and business objective for the use of its capital assets and contracts is to provide the Company with physical power supply to enable it to deliver energy to meet customer needs. The Company does not use financial contracts in its wholesale marketing activities and as a matter of business practice does not "pair off" or net settle its contracts. All contracts result in the delivery and/or receipt of power.

The Company has entered into bilateral long-term contractual obligations for sales of energy to other load-serving entities including electric utilities, municipalities, electric cooperatives, and retail load aggregators. The Company also enters into contractual obligations to deliver energy to wholesale market participants who primarily focus on the resale of energy products for delivery. The Company provides delivery of its energy to these customers in and out of PJM through access to Company-owned transmission assets or rights for firm transmission.

The Company has entered into three long-term power purchase agreements with Independent Power Producers (IPP) under which the Company makes fixed capacity payments to the IPP in return for exclusive rights to the energy and capacity of the generating units for a fixed period. The terms of the long-term power purchase agreements enable the Company to supply the fuel and dispatch energy from the plants. The plants are currently being constructed and are scheduled to begin operations in 2000, 2001 and 2002, respectively. These agreements provide for access to capacity of up to 800 megawatts (Mw), 1,700 Mw and 2,500 Mw in 2000, 2001 and 2002, respectively.

At December 31, 1999, the Company had long-term commitments, in megawatt hours
(MwHs) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the tables below (in thousands):

                                                      Power Only
                       -------------------------------------------------------------------------
                                 Purchases                                     Sales
                       ----------------------------               ------------------------------
                       MwHs                Dollars                 MwHs                Dollars
                       -----               --------               ------              ----------
2000                   8,389               $182,188               16,291              $  499,966
2001                   6,684                121,194                9,324                 322,496
2002                   6,684                128,119                6,309                 232,898
2003                   6,684                135,060                4,539                 108,391
2004                   4,928                113,277                3,246                  74,501
Thereafter             2,936                 82,500                6,396                 152,521
                                           --------                                   ----------
Total                                      $762,338                                   $1,390,773
                                           ========                                   ==========


                       Capacity           Capacity       Transmission
                       Purchases            Sales           Rights
                       in Dollars        in Dollars       in Dollars
                       ----------        ----------      ------------
2000                   $  44,723           $62,971         $ 99,817
2001                     131,991            68,493           60,295
2002                     142,153            58,190           30,326
2003                     169,479            54,332           27,156
2004                     153,676            41,459           19,811
Thereafter             1,355,200            66,714           19,811
                      ----------          --------         --------
Total                 $1,997,222          $352,159         $257,216
                      ==========          ========         ========

In November 1997, the Company signed an agreement with the Massachusetts Health and Education Facilities Authority (HEFA) to provide power to HEFA's members and employees in anticipation of deregulation of the electricity industry in Massachusetts. In the third quarter of 1999, the Company determined that, based upon anticipated prices of energy in Massachusetts through the remaining life of the HEFA contract, it had incurred a loss of approximately $36 million.

On April 23, 1999, the Company and Grays Ferry Cogeneration Partnership (Grays Ferry) entered into a final settlement of litigation, subject to the resolution of certain issues. The settlement resulted in a restructuring of the power purchase agreements between the Company and Grays Ferry. The settlement also required the Company to contribute its partnership interest in Grays Ferry to the remaining partners. Accordingly, in the first quarter, the Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest. The charge for the partnership interest transfer is recorded in Other Income and Deductions on the Company's Consolidated Statements of Income. The settlement also resolved the litigation with Westinghouse Power Generation and the Chase Manhattan Bank.

During the third quarter of 1999, the Company revised its estimate for losses associated with the Grays Ferry power purchase agreements and reversed approximately $26 million of reserves, which consisted of the remaining balance of the reserve recognized in 1997.

Environmental Issues
The Company's operations have in the past and may in the future require substantial capital expenditures in order to comply with environmental laws. Additionally, under federal and state environmental laws, the Company is generally liable for the costs of remediating environmental contamination of property now or formerly owned by the Company and of property contaminated by hazardous substances generated by the Company. The Company owns or leases a number of real estate parcels, including parcels on which its operations or the operations of others may have resulted in contamination by substances which are considered hazardous under environmental laws. The Company is currently involved in a number of proceedings relating to sites where hazardous substances have been deposited and may be subject to additional proceedings in the future.

The Company has identified 28 sites where former manufactured gas plant (MGP) activities have or may have resulted in actual site contamination. The Company is presently engaged in performing various levels of activities at these sites, including initial evaluation to determine the existence and nature of the contamination, detailed evaluation to determine the extent of the contamination and the necessity and possible methods of remediation, and implementation of remediation. The Pennsylvania Department of Environmental Protection has approved the Company's clean up of three sites. Ten other sites are currently under some degree of active study and/or remediation.

As of December 31, 1999 and 1998, the Company had accrued $57 million and $60 million, respectively, for environmental investigation and remediation costs, including $32 million and $33 million, respectively, for MGP investigation and remediation, that currently can be reasonably estimated. The Company cannot reasonably estimate whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether such costs will be recoverable from third parties.

Leases Leased property included in property, plant and equipment was as follows:

                                     At December 31,
                                    -----------------
In Thousands                         1999      1998
                                   -------   --------
Nuclear fuel                        $ --     $523,325
Electric plant                      2,321       2,321
                                   ------    --------
Gross leased property               2,321     525,646
Accumulated amortization           (1,853)   (371,338)
                                   ------    --------
Net leased property                  $468    $154,308
                                   ======    ========

Amortization of leased property totaled $17 million, $60 million, and $39 million for the years ended December 31, 1999, 1998, and 1997, respectively. Interest expense on capital lease obligations was $3 million, $9 million, and $9 million in 1999, 1998, and 1997, respectively.

Minimum future lease payments as of December 31, 1999 were:

                                                 In Thousands
For the Years                           Capital   Operating
Ending December 31,                      Leases     Leases      Total
                                        -------   ---------    -------
2000                                      $92      $48,421     $48,513
2001                                       92       40,179      40,271
2002                                       92       34,531      34,623
2003                                       92       41,113      41,205
2004                                       92       29,720      29,812
Remaining years                           629      487,663     488,292
                                       ------     --------    --------
Total minimum future lease payments    $1,089     $681,627    $682,716
                                       ------     ========    ========
Imputed interest (17%)                   (621)
                                       ------
Present value of net minimum
  future lease payments                  $468
                                       ======

Rental expense under operating leases totaled $54 million, $69 million and $74 million in 1999, 1998 and 1997, respectively.

In 1999, the Company entered into a lease for two buildings that will be the headquarters for its generation business unit. These buildings are being constructed in Kennett Square, Pennsylvania and are anticipated to be completed on or about June 1, 2000 and September 1, 2000, respectively. The lease terms are for 20 years with renewal options. Estimated lease payments for 2000 are $4 million.

Litigation
Cajun Electric Power Cooperative, Inc. On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against the Company in the United States District Court for the Middle District of Louisiana arising out of the Company's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. This action seeks the full purchase price of the 30% interest in the River Bend nuclear plant, $50 million, plus interest and consequential damages. While the Company cannot predict the outcome of this matter, the Company believes that it validly exercised its right of termination and did not breach the agreement.

Pennsylvania Real Estate Tax Appeals
The Company is involved in tax appeals regarding two of its nuclear facilities, Limerick (Montgomery County) and Peach Bottom (York County). The Company is also involved in the tax appeal for Three Mile Island Unit No. 1 Nuclear Generating Facility (Dauphin County) through

AmerGen. The Company does not believe the outcome of these matters will have a material adverse effect on the Company's results of operations or financial condition.

General
The Company is involved in various other litigation matters. The ultimate outcome of such matters, while uncertain, is not expected to have a material adverse effect on the Company's financial condition or results of operations.

7. Retirement Benefits

The Company and its subsidiaries have a defined benefit pension plan and postretirement benefit plans applicable to essentially all employees. The following provides a reconciliation of benefit obligations, plan assets and funded status of the plans.

                                                                               Pension Benefits       Other Postretirement Benefits
                                                                         --------------------------   -----------------------------
In Thousands                                                                  1999           1998           1999           1998
Change in Benefit Obligation
Net benefit obligation at beginning of year                              $ 2,309,586    $ 2,141,040    $   847,771    $   779,231
Service cost                                                                  28,780         30,167         18,756         18,375
Interest cost                                                                153,740        153,644         57,518         53,924
Plan participants' contributions                                                --             --              419            397
Plan amendments                                                               25,000           --             --             --
Actuarial (gain)/loss                                                       (299,667)       143,274        (76,651)        (8,260)
Curtailments                                                                    --          (73,330)          --           10,403
Settlements                                                                     --          (46,541)          --             --
Special termination benefits                                                    --          114,182           --           29,712
Gross benefits paid                                                         (163,496)      (152,850)       (49,329)       (36,011)
                                                                         -----------    -----------    -----------    -----------
Net benefit obligation at end of year                                    $ 2,053,943    $ 2,309,586    $   798,484    $   847,771
                                                                         ===========    ===========    ===========    ===========
Change in Plan Assets
Fair value of plan assets at beginning of year                           $ 2,745,347    $ 2,538,039    $   223,285    $   178,045
Actual return on plan assets                                                 399,863        343,754         20,076         23,535
Employer contributions                                                           495         16,404         50,047         57,319
Plan participants' contributions                                                --             --              419            397
Gross benefits paid                                                         (163,496)      (152,850)       (49,329)       (36,011)
                                                                         -----------    -----------    -----------    -----------
Fair value of plan assets at end of year                                 $ 2,982,209    $ 2,745,347    $   244,498    $   223,285
                                                                         ===========    ===========    ===========    ===========

Funded status at end of year                                             $   928,266    $   435,761    $  (553,986)   $  (624,486)
Unrecognized net actuarial (gain)/loss                                    (1,129,187)      (659,480)       (42,738)        37,617
Unrecognized prior service cost                                               84,923         65,419           --             --
Unrecognized net transition obligation (asset)                               (26,071)       (30,512)       153,944        165,786
                                                                         -----------    -----------    -----------    -----------
Net amount recognized at end of year                                     $  (142,069)   $  (188,812)   $  (442,780)   $  (421,083)
                                                                         ===========    ===========    ===========    ===========
Amounts recognized in the consolidated balance sheets consist of:
  Prepaid benefit cost                                                   $    70,129    $    30,462            N/A            N/A
  Accrued benefit cost                                                      (212,198)      (219,274)      (442,780)      (421,083)
                                                                         -----------    -----------    -----------    -----------
Net amount recognized at end of year                                     $  (142,069)   $  (188,812)   $  (442,780)   $  (421,083)
                                                                         ===========    ===========    ===========    ===========

                                                          Pension Benefits                  Other Postretirement Benefit
                                                       ----------------------       ---------------------------------------------
                                                       1999    1998     1997           1999            1998            1997
Weighted-average assumptions as of December 31,
Discount rate                                          8.00%   7.00%    7.25%          8.00%           7.00%           7.25%
Expected return on plan assets                         9.50%   9.50%    9.50%          8.00%           8.00%           8.00%
Rate of compensation increase                          5.00%   5.00%    5.00%          5.00%           5.00%           5.00%
Health care cost trend on covered charges               N/A     N/A      N/A            8.0%            6.5%            7.0%

                                                                                    decreasing      decreasing      decreasing
                                                                                    to ultimate     to ultimate     to ultimate
                                                                                    trend of 5.0%   trend of 5.0%   trend of 5.0%
                                                                                    in 2006         in 2002         in 2002


                                                 Pension Benefits                 Other Postretirement Benefit
                                       -----------------------------------     ----------------------------------

                                          1999        1998         1997         1999         1998         1997
Components of net periodic
  benefit cost (benefit)
Service cost                            $28,780      $30,167      $25,368      $18,756     $ 18,375      $14,401
Interest cost                           153,740      153,644      150,057       57,518       53,924       54,149
Expected return on assets              (222,166)    (209,976)    (182,866)     (16,372)     (13,243)      (9,984)
Amortization of:
 Transition obligation (asset)           (4,441)      (4,538)      (4,538)      11,842       14,882       14,882
 Prior service cost                       5,496        6,441        6,441         --           --           --
 Actuarial (gain)loss                    (7,657)      (7,028)      (3,898)        --           --           --
Curtailment charge (credit)                --        (62,002)        --           --         52,961         --
Settlement charge (credit)                 --        (13,439)        --           --           --           --
                                       --------    ---------      -------      -------     --------      -------
Net periodic benefit cost (benefit)    $(46,248)   $(106,731)     $(9,436)     $71,744     $126,899      $73,448
                                       ========    =========      =======      =======     ========      =======
Special termination benefit charge     $   --       $114,182      $  --        $  --       $ 29,712      $  --
                                       ========    =========      =======      =======     ========      =======

Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend
          on total service and interest cost components                        $11,240
          on postretirement benefit obligation                                 $90,130
Effect of a one percentage point decrease in assumed health care cost trend
          on total service and interest cost components                        $(9,150)
          on postretirement benefit obligation                                $(74,980)

Prior service cost is amortized on a straight-line basis over the average remaining service period of employees expected to receive benefits under the plans.

During 1999, all retirees and beneficiaries who began receiving benefit payments prior to January 1, 1994 were granted a cost-of-living adjustment resulting in a $25 million increase in the projected benefit obligation. During 1998, costs were recognized for special termination benefits in connection with the retirement incentives and enhanced severance benefits provided under the Company's Workforce Reduction Program.

The Company provides certain health care and life insurance benefits for retired employees. Company employees become eligible for these benefits if they retire from the Company with ten years of service. These benefits and similar benefits for active employees are provided by several insurance companies whose premiums are based upon the benefits paid during the year.

The Company sponsors a qualifying savings plan covering all employees. Contributions made by participating employees are matched based on a specified percentage of employee contribution up to 5% of the employees' pay base. The cost of the Company's matching contribution to the savings plan totaled $7 million, $7 million and $3 million in 1999, 1998 and 1997, respectively.

8. Accounts Receivable

Accounts receivable-Customer at December 31, 1999 and 1998 included unbilled operating revenues of $153 million and $142 million, respectively. The allowance for uncollectible accounts at December 31, 1999 and 1998 was $112 million and $122 million, respectively.

Accounts receivable-Other at December 31, 1999 and 1998 included notes receivable from a telecommunications investment of $153 million and $89 million, respectively. The interest rate on the notes receivable was 5.66% and 4.28% at December 31, 1999 and 1998, respectively. Interest income related to the notes receivable was $6 million and $3 million in 1999 and 1998, respectively.

The Company is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $275 million of designated accounts receivable until November 2000. At December 31, 1999, the Company had sold a $275 million interest in accounts receivable, consisting of a $226 million interest in accounts receivable which the Company accounted for as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $49 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. See Note 14 - Long-Term Debt. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $275 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. At December 31, 1999, the Company met this requirement and was not required to make a deposit. As of December 31, 1999, the Company was not in compliance with one of the requirements of the agreement; however, a waiver has been obtained.

9. Property, Plant and Equipment

A summary of property, plant and equipment by classification as of December 31, 1999 and 1998 is as follows:

In Thousands                                   1999              1998
                                            ----------        ----------
Electric - Transmission & Distribution      $3,953,321        $3,833,780
Electric - Generation                        1,941,881         1,713,430
Gas                                          1,175,598         1,131,999
Common                                         403,760           407,320
Nuclear Fuel                                 1,551,501           932,156
Construction Work in Progress                  231,721           272,590
Leased Property                                  2,321           525,646
Other Property, Plant and Equipment            152,029            44,520
                                            ----------        ----------
  Total Property, Plant and Equipment        9,412,132         8,861,441
  Less Accumulated Depreciation (including
     accumulated amortization of nuclear
     fuel of $1,280,850 and $790,249 in
     1999 and 1998, respectively)            4,367,124         4,056,972
                                            ----------        ----------
Property, Plant and Equipment, net          $5,045,008        $4,804,469
                                            ==========        ==========

Depreciation expense was $188 million, $182 million, and $489 million in 1999, 1998 and 1997, respectively.

10. Common Stock

At December 31, 1999 and 1998, common stock without par value consisted of 500,000,000 shares authorized and 181,271,692 and 224,684,306 shares outstanding, respectively. At December 31, 1999, there were 5,800,841 shares reserved for issuance under the Company's Dividend Reinvestment and Stock Purchase Plan.

Stock Repurchase
During 1997, the Company's Board of Directors authorized the repurchase of up to 25 million shares of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. Pursuant to these authorizations, the Company entered into forward purchase agreements to be settled from time to time, at the Company's election, on a physical, net share or net cash basis. The Company utilized the proceeds from the securitization of a portion of its stranded cost recovery to physically settle these agreements in the first quarter of 1999, resulting in the purchase of 21.5 million shares of common stock for $696 million. In connection with the settlement of these agreements, the Company received $18 million in accumulated dividends on the repurchased shares and paid $6 million of interest.

In January 2000, in connection with the Merger Agreement, the Company entered into a forward purchase agreement to purchase $500 million of its common stock from time to time through open-market, privately negotiated and/or other types of transactions in conformity with the rules of the SEC. This forward purchase agreement can be settled from time to time, at the Company's election, on a physical, net share or net cash basis. The amount at which these agreements can be settled is dependent principally upon the market price of the Company's common stock as compared to the forward purchase price per share and the number of shares to be settled.

Stock Option Plans
The Company maintains a Long-Term Incentive Plan (LTIP) for certain full-time salaried employees of the Company and a broad-based incentive program for all other employees. The types of long-term incentive awards which have been granted under the LTIP are non-qualified options to purchase shares of the Company's common stock and shares of restricted common stock. The types of long-term incentive awards which have been granted under the broad-based incentive program are non-qualified options to purchase shares of the Company's common stock. At December 31, 1999, there were 9,000,000 options authorized for issuance under the LTIP and 2,000,000 options authorized under the broad-based incentive program. The Company uses the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." If the Company elected to account for its stock option plans based on SFAS No. 123, it would have recognized compensation expense of $10 million, $6 million and $2 million, respectively for 1999, 1998 and 1997, respectively. In addition, earnings applicable to common stock would have been $560 million, $494 million and $(1,516) million for 1999, 1998 and 1997, respectively, and earnings per average common share would have been $2.84, $2.20 and $(6.81) for 1999, 1998 and 1997, respectively.

The exercise price of the stock options is equal to the fair market value of the underlying stock on the date of issue. Options granted under the LTIP and the broad-based incentive program become exercisable upon attainment of a target share value and/or time. All options expire 10 years from the date of grant. Information with respect to the LTIP and the broad-based incentive program at December 31, 1999 and changes for the three years then ended, is as follows:

                                                    Weighted                       Weighted                    Weighted
                                                    Average                        Average                     Average
                                                    Exercise                       Exercise                    Exercise
                                                    Price                          Price                       Price
                                     Shares      (per share)       Shares       (per share)      Shares     (per share)
                                      1999           1999           1998            1998          1997           1997
Balance at January 1               4,663,008        $27.71       3,816,794         $26.14      2,961,194        $26.68
Options granted                    2,049,789         39.32       3,087,558          28.37      1,139,000         22.49
Options exercised                   (568,000)        25.17      (2,130,744)         23.86           --            --
Options canceled                     (78,900)        38.14        (110,600)         26.40       (283,400)        24.96
                                   ---------                    ----------                     ---------
Balance at December 31             6,065,897         31.91       4,663,008          28.65      3,816,794         26.14
                                   =========                    ==========                     =========
Exercisable at December 31         3,331,903         25.60       3,462,550          23.91      2,800,794         26.65
                                   =========                    ==========                     =========
Weighted average fair value of
     options granted during year                     $8.24                          $3.43                        $2.97
                                                     =====                          =====                        =====

The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively:

                            1999     1998     1997
Dividend yield              5.7%      6.8%     6.2%
Expected volatility        30.5%     21.4%    19.5%
Risk-free interest rate     5.9%      5.5%     6.4%
Expected life (years)       9.5       9.5      5

At December 31, 1999, the option groups outstanding, based on ranges of exercise prices, were as follows:

                        Options Outstanding                Options Exercisable
                 ------------------------------------   -----------------------
                   Weighted
                 Remaining
                   Average       Weighted                 Weighted
                 Contractual      Average                 Average
Range of            Number         Life     Exercise       Number      Exercise
Exercise Prices  Outstanding     (years)     Price      Exercisable      Price
---------------  -----------    ---------   --------    -----------    --------
$15.75-$20.00       827,150        7.71     $19.61        827,150       $19.61
$20.01-$25.00       890,500        7.75      22.17        890,500        22.17
$25.01-$30.00     1,204,300        4.73      27.43      1,201,800        27.43
$30.01-$35.00       203,400        9.49      33.51         44,000        32.92
$35.01-$50.00     2,940,547        9.23      40.03        368,453        40.53
                  ---------                             ---------
Total             6,065,897                             3,331,903
                  =========                             =========

The Company issued 120,300 and 7,000 shares of restricted common stock during 1999 and 1998, respectively. Vesting for the restricted common stock awards is over a period not to exceed 10 years from the grant date. Compensation cost of $5 million and $0.2 million, respectively, associated with these awards is amortized to expense over the vesting period. The related accumulated amortization was approximately $2 million at December 31, 1999.

11. Earnings Per Share

Diluted earnings per average common share is calculated by dividing earnings applicable to common stock by the weighted average shares of common stock outstanding including stock options outstanding under the Company's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per average common share (in thousands):

                                                        1999      1998     1997
                                                      -------   -------  -------
Average Common Shares Outstanding                     196,285   223,219  222,543
Assumed Conversion of Stock Options                     1,331       685     --
                                                      -------   -------  -------
Potential Average Dilutive Common Shares Outstanding  197,616   223,904  222,543
                                                      =======   =======  =======

12. Preferred and Preference Stock

At December 31, 1999 and 1998, Series Preference Stock, no par value, consisted of 100,000,000 shares authorized, of which no shares were outstanding. At December 31, 1999 and 1998, cumulative Preferred Stock, no par value, consisted of 15,000,000 shares authorized and the amounts set forth below:

                         Shares Outstanding     Amount in Thousands
         Current         ------------------     -------------------
         Redemption                    At December 31,
         Price (a)        1999       1998        1999       1998
         ----------    ---------   ---------   --------   --------
Series (without mandatory redemption)
$4.68    $104.00         150,000     150,000    $15,000    $15,000
$4.40     112.50         274,720     274,720     27,472     27,472
$4.30     102.00         150,000     150,000     15,000     15,000
$3.80     106.00         300,000     300,000     30,000     30,000
$7.48    (b)             500,000     500,000     50,000     50,000
                       ---------   ---------   --------   --------
                       1,374,720   1,374,720    137,472    137,472
Series (with mandatory redemption)
$6.12    (c)             556,200     927,000     55,609     92,700
                       ---------   ---------   --------   --------
Total preferred stock  1,930,920   2,301,720   $193,081   $230,172
                       =========   =========   ========   ========

(a) Redeemable, at the option of the Company, at the indicated dollar amounts per share, plus accrued dividends.
(b) None of the shares of this series are subject to redemption prior to April 1, 2003.
(c) The Company exercised its right to double (to 370,800 shares, from the original 185,400 share requirement) the first annual sinking fund requirement for the $6.12 Series on August 2, 1999. Future annual sinking fund requirements in 2000 to 2002 are $18.5 million.

13. Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS)

At December 31, 1999 and 1998, PECO Energy Capital, L.P. (Partnership), a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner, had outstanding COMRPS as set forth in the following table:
                              Trust Receipts Outstanding   Amount in Thousands
         Mandatory    Distri- --------------------------   -------------------
         Redemption   bution                 At December 31,
Series   Date         Rate        1999        1998         1999        1998
-----    ----------   -------  ---------   ----------    --------    --------
A (a)    2043         9.00%         --      8,850,000    $   --      $221,250
C (b)    2037         8.00%    2,000,000    2,000,000      50,000      50,000
D (c)    2028         7.38%       78,105       78,105      78,105      78,105
                               ---------   ----------    --------    --------
Total                          2,078,105   10,928,105    $128,105    $349,355
                               =========   ==========    ========    ========

(a) On July 30, 1999, PECO Energy Capital Trust I redeemed all outstanding Trust Receipts, each representing a 9.00% Cumulative Monthly Income Preferred Security, Series A of PECO Energy Capital, L.P.
(b) Ownership of this series is evidenced by Trust Receipts, each representing an 8.00% COMRPS, Series C with a liquidation value of $25, representing limited partnership interests. The Trust Receipts were issued by PECO Energy Capital Trust II, the sole assets of which are 8.00% COMRPS, Series
     C. Each holder of Trust Receipts is entitled to withdraw the corresponding number of 8.00% COMRPS, Series C from the Trust in exchange for the Trust Receipts so held.
(c) Ownership of this series is evidenced by Trust Receipts, each representing a 7.38% COMRPS, Series D with a liquidation value of $1,000, representing limited partnership interests. The Trust Receipts were issued by PECO Energy Capital Trust III, the sole assets of which are 7.38% COMRPS, Series
     D. Each holder of Trust Receipts is entitled to withdraw the corresponding number of 7.38% COMRPS, Series D from the Trust in exchange for the Trust Receipts so held.

Each series is supported by the Company's deferrable interest subordinated debentures, held by the Partnership, which bear interest at rates equal to the distribution rates on the related series of COMRPS. The interest expense on the debentures is included in Other Income and Deductions in the Consolidated Statements of Income and is deductible for tax purposes.

14. Long-Term Debt

PECO Energy Transition Trust - Series 1999-A Transition Bonds

                        Expected                          At December 31,
                        Final          Termi-           1999          1998
                        Payment        nation          -------      -------
Class    Rate           Date(a)        Date(a)             In Thousands
-----    ----           --------       ------          --------------------
A-1      5.48%          2001           2003            $201,970     $   --
A-2      5.63%          2003           2005             275,371         --
A-3      6.06%(b)       2004           2006             667,000         --
A-4      5.80%          2005           2007             458,519         --
A-5      6.14%(b)       2007           2009             464,600         --
A-6      6.05%          2007           2009             993,386         --
A-7      6.13%          2008           2009             896,654         --
Unamoritized debt discount                               (4,886)        --
                                                     ----------     ------
PECO Energy Transition     Trust subtotal            $3,952,614     $   --

                           Due
PECO Energy Company
First and refunding mortgage bonds (c)
        7 1/2%-9 1/4%       1999                      --        325,000
        5 5/8%-7 3/8%       2001                   330,000      330,000
        7 1/8%-8%           2002                   500,000      500,000
        6 1/2%-6 5/8%       2003                   450,000      450,000
        6 3/8%-10 1/4%     2005-2009               107,500      111,562
         (d)               2010-2014               154,200      154,200
        6 5/8%-8 3/4%      2020-2024               150,710    1,082,130
                                                ----------   ----------
Total first and refunding mortgage bonds         1,692,410    2,952,892
Notes payable                                       17,236       15,930
Pollution control notes (e)                        369,125      212,705
Medium-term notes (f)                               20,000       50,000
Note Payable - accounts receivable agreement (g)    49,381       66,837
Unamortized debt discount and premium, net          (4,897)     (17,249)
                                                ----------   ----------
PECO Energy Company subtotal                     2,143,255    3,281,115
Other                                                  551         --
                                                ----------   ----------
Total long-term debt                             6,096,420    3,281,115
Due within one year (h)                            127,762      361,523
                                                ----------   ----------
Long-Term debt                                  $5,968,658   $2,919,592
                                                ==========   ==========

(a) The Expected Final Payment Date is the date when all principal and interest of the related class of Transition Bonds is expected to be paid in full in accordance with the expected amortization schedule for the applicable class. The Termination Date is the date when all principal and interest of the related class of Transition Bond must be paid in full. The current portion of Transition Bonds is based upon the expected maturity date.
(b) Floating rate, as of December 31, 1999, based upon the London Interbank Offering Rate (LIBOR) plus 0.125% for the A-3 class and LIBOR plus 0.20% for the A-5 class.
(c)  Utility plant is subject to the lien of the Company's mortgage.
(d) Pollution control notes issued under the First and Refunding Mortgage. The average annual floating rate was 3.23% at December 31, 1999.
(e) Floating rates, which were an average annual interest rate of 4.03% at December 31, 1999.
(f) Medium-term notes collateralized by mortgage bonds. The average annual interest rate was 9.095% at December 31, 1999.
(g)  Floating rate which was 6.06% at December 31, 1999.
(h) Long-term debt maturities, including mandatory sinking fund requirements, in the period 2000-2004 are as follows (in millions): 2000 - $127,762; 2001
     - $525,656; 2002 - $785,951; 2003 - $927,461; 2004 - $523,156 and
     $3,206,434 thereafter.

In 1998, the Company entered into treasury forwards and forward starting interest rate swaps to manage interest rate exposure associated with the anticipated issuance of Transition Bonds. On March 18, 1999, these instruments were settled with net proceeds to the Company of approximately $80 million which were deferred and are being amortized over the life of the Transition Bonds as a reduction of interest expense consistent with the Company's hedge accounting policy. Through December 31, 1999, the Company has amortized approximately $9 million of the deferred gain.

In 1999, the Company incurred extraordinary charges aggregating $62 million ($37 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment of $811 million of First Mortgage Bonds with a portion of the proceeds from the securitization of stranded cost recovery and the refinancing of $156 million of pollution control notes.

In 1998, the Company incurred extraordinary charges aggregating $33 million ($20 million, net of tax) related to prepayment premiums and the write-off of unamortized debt costs associated with the repayment of $525 million of First Mortgage Bonds.

15. Notes Payable, Banks

In Thousands                                        1999      1998      1997
                                                  --------  --------  --------
Average borrowings                                $241,636  $209,261  $248,111
Average interest rates, computed on daily basis       5.62%     5.83%     5.83%
Maximum borrowings outstanding                    $728,000  $525,000  $464,500
Average interest rates, at December 31                6.80%     6.17%     6.74%

The Company paid off its $400 million one-year term loan on March 26, 1999 with the proceeds from the securitization of stranded costs.

The Company has a $900 million unsecured revolving credit facility with a group of banks. The credit facility consists of a $450 million 364-day credit agreement and a $450 million three-year credit agreement. The Company uses the credit facility principally to support its $600 million commercial paper program. There was no debt outstanding under this credit facility at December 31, 1999 or 1998. At December 31, 1999 and 1998, the amount of commercial paper outstanding was $142 million and $125 million, respectively. At December 31, 1999, the Company had $21 million outstanding on lines of credit. In addition, at December 31, 1999 and 1998, the Company had available formal and informal lines of credit with banks aggregating $100 million.

16. Income Taxes

Income tax expense (benefit) is comprised of the following components:

                                      For the Years Ended December 31,
In Thousands                        1999           1998             1997
Included in operations:
Federal
 Current                           $293,093       $358,051      $   251,509
 Deferred                             6,686       (109,211)         (11,378)
 Investment tax credit, net         (14,301)       (18,066)         (18,201)
State
 Current                             71,695         95,309           76,689
 Deferred                               825         (6,429)          (5,850)
                                   --------       --------      -----------
                                   $357,998       $319,654      $   292,769
                                   ========       ========      ===========
Included in extraordinary item:
Federal
 Current                            (19,693)       (10,583)            (123)
 Deferred                                 -              -         (987,234)
State
 Current                             (5,722)        (3,174)             (29)
 Deferred                                 -              -         (303,575)
                                   --------       --------      -----------
                                    (25,415)       (13,757)      (1,290,961)
                                   --------       --------      -----------
Total                              $332,583       $305,897      $  (998,192)
                                   ========       ========      ===========

The total income tax provisions, excluding the extraordinary item, differed from amounts computed by applying the federal statutory tax rate to pre-tax income as follows:

In Thousands                                                     1999        1998         1997
Income Before Extraordinary Item                               $618,986    $532,378     $336,558
Total income tax provisions                                     357,998     319,654      292,769
                                                               --------    --------     --------
Income Before Income Taxes and Extraordinary Item              $976,984    $852,032     $629,327
                                                               ========    ========     ========
Income taxes on above at federal statutory rate of 35%         $341,944    $298,211     $220,264
Increase (decrease) due to:
 Property basis differences                                      (7,926)    (10,262       40,828
 State income taxes, net of federal income tax benefit           46,704      57,582       46,046
 Amortization of investment tax credit                          (14,301)    (18,066)     (18,201)
 Prior period income taxes                                       (7,153)    (12,951)      (2,985)
 Other, net                                                      (1,270)      5,140        6,817
                                                               --------    --------     --------
Total income tax provisions                                    $357,998    $319,654     $292,769
                                                               ========    ========     ========
Effective income tax rate                                          36.6%       37.5%        46.5%
                                                               ========    ========     ========

Provisions for deferred income taxes consist of the tax effects of the following temporary differences:

In Thousands                                                    1999         1998          1997
Depreciation and amortization                                 $ 23,067    $ 140,448    $    57,530
Deferred generation charges recoverable                              -     (174,787)             -
Transition bond hedge                                          (29,010)           -              -
Deferred energy costs                                           (9,341)      (2,491)         2,256
Retirement and separation programs                               7,076      (51,146)       (12,734)
Incremental nuclear outage costs                                 3,610       (7,434)          (981)
Uncollectible accounts                                          10,676        4,764         (1,710)
Reacquired debt                                                 (1,697)      (5,026)        (8,607)
Unbilled revenue                                                (2,802)       3,579         (5,110)
Environmental clean-up costs                                     3,507       (3,574)       (15,121)
Obsolete inventory                                                 976        4,206         (7,074)
Limerick plant disallowances and phase-in plan                       -          -             (747)
AMT credits                                                          -      (42,067)             -
Other nuclear operating costs                                       (6)       9,926         (9,892)
Other                                                            1,455        7,962        (15,038)
                                                              --------    ---------    -----------
Subtotal                                                         7,511     (115,640)       (17,228)
                                                              --------    ---------    -----------
Extraordinary item                                             (25,415)     (13,757)    (1,290,961)
                                                              --------    ---------    -----------
Total                                                         $(17,904)   $(129,397)   $(1,308,189)
                                                              ========    =========    ===========

The tax effect of temporary differences giving rise to the Company's net deferred tax liability as of December 31, 1999 and 1998 is as follows:

         Liability or (Asset)
In Thousands                                                   1999          1998
Nature of temporary difference:
Plant basis difference                                      $2,703,627   $2,653,760
Deferred investment tax credit                                 285,698      299,999
Deferred debt refinancing costs                                 36,923       37,575
Deferred pension and post-retirement obligations              (147,977)    (157,166)
Other, net                                                    (167,220)    (143,209)
                                                            ----------   ----------
Deferred income taxes (net) on the balance sheet            $2,711,051   $2,690,959
                                                            ==========   ==========

The net deferred tax liability shown above as of December 31, 1999 and 1998 was comprised of $3,140 million and $3,123 million of deferred tax liabilities, and $429 million and $432 million of deferred tax assets, respectively.

In accordance with SFAS No. 71, the Company recorded a recoverable deferred income tax asset of $638 million and $614 million at December 31, 1999 and 1998, respectively. These balances are applicable only to regulated assets, due to the discontinuance of SFAS No. 71 for the Company's electric generation operations. These recoverable deferred income taxes include the deferred tax effects associated principally with liberalized depreciation accounted for in accordance with the ratemaking policies of the PUC, as well as the revenue impacts thereon, and assume continued recovery of these costs in future rates.

The Internal Revenue Service (IRS) has completed and settled its examinations of the Company's federal income tax returns through 1993. The 1994 through 1996 federal income tax returns have been examined and the Company and the IRS are in the process of settling the audit which is not expected to have a material adverse impact on financial condition or results of operations of the Company.

17. Taxes Other Than Income - Operating

                     For the Years Ended December 31,
In Thousands          1999         1998         1997
                    --------     --------     --------
Gross receipts      $155,115     $155,663     $163,552
Capital stock          4,473       43,754       48,085
Real estate           72,083       51,313       69,597
Payroll               27,867       30,068       25,976
Other                  2,194       (1,283)       2,881
                    --------     --------     --------
Total               $261,732     $279,515     $310,091
                    ========     ========     ========

18. Jointly Owned Electric Utility Plant

The Company's ownership interests in jointly owned electric utility plant at December 31, 1999, were as follows:

                                                      Production Plants                        Transmission
                                  ------------------------------------------------------           and
                                  Peach Bottom      Salem        Keystone      Conemaugh          Other
                                                                                                  Plant
                                                Public Service
                                                  Electric
                                   PECO Energy     and Gas        Sithe         Sithe            Various
Operator                              Company      Company      Energy Inc.   Energy Inc.       Companies
--------                          -------------  ----------  ---------------  -----------     -------------
Participating                                                                                     21% to
 interest                               42.49%       42.59%        20.99%         20.72%              43%
Company's share (In Thousands):
Utility plant                        $387,869      $17,739      $119,920       $192,555           $83,806
Accumulated depreciation              197,827       11,986        83,933         92,047            33,848
Construction work in progress          23,936        2,163         1,967          5,646             2,794

The Company's participating interests are financed with Company funds and, when placed in service, all operations are accounted for as if such participating interests were wholly owned facilities.

On September 30, 1999, the Company reached an agreement to purchase an additional 7.51% ownership interest in Peach Bottom from certain operating subsidiaries of Atlantic City Electric and Delmarva Power & Light Company for $17.5 million. The sale is expected to be completed by mid-2000, subject to federal and state approvals.

19. Supplemental Cash Flow Information

The following disclosures supplement the accompanying Consolidated Statements of Cash Flows:

In Thousands                                         1999      1998       1997
                                                   --------  --------   --------
Cash paid during the year:
Interest (net of amount capitalized)               $349,522  $384,932   $405,838
Income taxes (net of refunds)                       304,473   346,539    345,232
Noncash investing and financing:
Capital lease obligations incurred                        -    38,307     32,909
Issuance of Exelon Infrastructure Services stock     11,000         -          -

20. Investments

                                                        At December 31,
In Thousands                                           1999      1998
                                                     --------  --------
Trust accounts for decommissioning nuclear plants    $408,450  $379,938
Telecommunications ventures                            23,349    48,391
Investment in AmerGen                                  39,624         -
Energy services and other ventures                     58,108    69,319
Marketable securities                                   8,700         -
                                                     --------  --------
Total                                                $538,231  $497,648
                                                     ========  ========

21. Financial Instruments

Fair values of financial instruments, including liabilities, are estimated based on quoted market prices for the same or similar issues. The carrying amounts and fair values of the

Company's financial instruments as of December 31, 1999 and 1998 were as follows:

                                                                  1999                      1998
                                                         Carrying                   Carrying
In Thousands                                              Amount      Fair Value     Amount    Fair Value
                                                         ----------   ----------    ---------- -----------
Non-derivatives:
Assets
 Cash and cash equivalents                               $  228,197   $  228,197    $   48,083  $   48,083
 Trust accounts for decommis sioning nuclear plants         408,450      408,450       379,938     379,938
 Marketable securities                                        8,700        8,700             -           -
Liabilities
 Long-term debt (including amounts due within one year)   6,096,420    5,821,697     3,281,115   3,404,250
Derivatives:
 Treasury forwards                                                -            -             -        (300)
 Interest rate swaps                                              -       35,800             -           -
 Forward interest rate swaps                                      -       66,100             -      (4,400)

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and customer accounts receivable. The Company places its cash equivalents with high-credit quality financial institutions. Generally, such investments are in excess of the Federal Deposit Insurance Corporation limit. Concentrations of credit risk with respect to customer accounts receivable are limited due to the Company's large number of customers and their dispersion across many industries.

The fair value of derivatives generally reflects the estimated amounts that the Company would receive or pay to terminate the contracts at the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotes are available for all of the Company's derivatives.

The Company has entered into interest rate swaps relating to its two variable rate series of Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. The Company has also entered into forward starting interest rate swaps relating to its two variable rate series of Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.01%. The notional amount of derivatives do not represent amounts that are exchanged by the parties and, thus, are not a measure of the Company's exposure. The amounts exchanged are calculated on the basis of the notional or contract amounts, as well as on the other terms of the derivatives, which relate to interest rates and the volatility of these rates.

The Company would be exposed to credit-related losses in the event of non-performance by the counterparties that issued the derivative instruments. The Company does not expect that counterparties to the interest rate swaps will fail to meet these obligations, given their high credit ratings. The credit exposure of derivatives contracts is represented by the fair value of contracts at the reporting date. The Company's interest rate swaps are documented under master agreements. Among other things, these agreements provide for a maximum credit exposure for both parties. Payments are required by the appropriate party when the maximum limit is reached.

22. Early Retirement and Separation Program

In April 1998, the Board of Directors authorized the implementation of a retirement incentive program and an enhanced severance benefit program. The retirement incentive program allowed employees age 50 and older, who have been designated as excess or who are in job classifications facing reduction, to retire from the Company. The enhanced severance benefit program provided non-retiring excess employees with fewer than ten years of service benefits equal to two weeks pay per year of service. Non-retiring excess employees with more than ten years of service received benefits equal to three weeks pay per year of service.

Through its Cost Competitiveness Review, the Company identified 1,157 employees across the Company who were considered excess or were in job classifications facing reduction. Of the 1,157 employees, 711 were eligible for and agreed to take the retirement incentive program. The remaining employees are eligible for the enhanced severance benefit program. As of December 31, 1999, 497 employees were eligible for and have taken the retirement incentive program and 502 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.

At December 31, 1998, the Company incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees. This charge consisted of the following: $121 million for the actuarially determined pension and other postretirement benefits costs and $4 million for outplacement services costs and the continuation of benefits for one year. Approximately $0.8 million of the $125 million charge was related to the Company's non-utility operations and accordingly was recorded in Other Income and Deductions. The estimated cost of separation benefits was approximately $47 million, of which $28 million was paid through December 31, 1999. The remaining balance of $19 million is expected to be paid by June 2000. Retirement benefits of approximately $78 million are being paid to the retirees over their lives. All cash payments related to the early retirement and severance program are expected to be funded through the assets of the Company's Service Annuity Plan.

23. Other Income and Deductions

Settlement of Salem Litigation
In 1997, the Company received $70 million pursuant to the May 1997 settlement agreement with Public Service Electric and Gas Company resolving a suit filed by the Company concerning the shutdown of Salem.

Other, Net consists of the following:

                                                   At December 31,
In Thousands                               1999          1998           1997
                                         --------      --------       --------
Interest income                          $ 51,619      $ 26,349       $      -
Gain on sale of assets                     13,954         1,511              -
Settlement of power purchase agreement          -        14,250              -
Write-off of investments                  (14,618)       (7,128)       (20,045)
Nonutility activities                     (34,806)      (49,234)       (33,246)
Other                                       2,462        (6,826)         1,458
                                         --------      --------       --------
Total                                    $ 18,611      $(21,078)      $(51,833)
                                         ========      ========       ========

24. Regulatory Assets

At December 31, 1999 and 1998, the Company had deferred the following regulatory assets on the Consolidated Balance Sheets:

In Thousands                                          1999               1998
                                                   ----------        ----------
Competitive transition charge (see Note 5)         $5,274,624        $5,274,624
Recoverable deferred income taxes (see Note 16)       638,060           614,445
Loss on reacquired debt                                70,711            77,165
Compensated absences                                    4,298             4,289
Deferred energy costs                                   6,874            29,847
Non-pension postretirement benefits                    84,421            90,915
                                                   ----------        ----------
Total                                              $6,078,988        $6,091,285
                                                   ==========        ==========

At December 31, 1999, the CTC includes the unamortized balance of $3.9 billion of ITP sold to PETT in connection with the securitization of stranded cost recovery. ITP represents the irrevocable right of the Company or its assignee to collect non-bypassable charges from customers to recover stranded costs. See
Note 4 - Rate Matters.

25. Exelon Infrastructure Services Acquisitions

In October 1999, EIS, an unregulated subsidiary of the Company, acquired the stock or assets of six utility service contracting companies for an aggregate purchase price of approximately $233 million, including $11 million of EIS stock. The purchase price also contains estimated contingent payments of $20 million based upon the achievement of targeted earnings of the acquired companies over a one year period. The acquisitions were accounted for using the purchase method of accounting. The allocation of purchase price to the fair value of assets acquired and liabilities assumed is as follows (in thousands):

Current Assets          $143,249
Long-Term Assets          85,893
Goodwill                 121,110
Current Liabilities     (115,408)
Long-Term Liabilities     (1,352)
                        --------
Total                   $233,492
                        ========

Goodwill associated with these acquisitions is being amortized over 20 years.

At December 31, 1999, Other Current Assets includes $48 million of Costs and Earnings in Excess of Billings on uncompleted contracts and Other Current Liabilities includes $9 million of Billings in Excess of Costs and Earnings on uncompleted contracts.

26. AmerGen Energy Company, L.L.C.

In 1999, AmerGen, the Company's joint venture with British Energy plc, purchased Clinton Nuclear Power Station (Clinton) and Three Mile Island Unit No. 1 Nuclear Generating Facility. In 1999, the Company also entered into agreements to purchase Nine Mile Point Unit 1 Nuclear Generating Facility, a 59% undivided interest in Nine Mile Point Unit 2 Nuclear Generating Facility, Oyster Creek Nuclear Generating Facility and Vermont Yankee Nuclear Power Station. These purchases are expected to be completed in 2000 upon receipt of the required federal and state approvals. The Company accounts for its investment in AmerGen under the equity method of accounting. In conjunction with each of these acquisitions, AmerGen has received a fully funded decommissioning trust fund which has been computed assuming the anticipated costs to appropriately decommission each nuclear plant discounted to net present value using the NRC's mandated rate of 2%. AmerGen believes that the amount of the trust funds and investment earnings thereon will be sufficient to meet its decommissioning obligations.

27. Quarterly Data (Unaudited)

The data shown below include all adjustments which the Company considers necessary for a fair presentation of such amounts:

                                                         Income (Loss)
                    Operating          Operating            Before                Net
                    Revenues            Income        Extraordinary Item     Income (Loss)
In Millions       1999     1998       1999    1998       1999     1998       1999     1998
Quarter ended
March 31         $1,256  $1,190     $  376(a) $287       $157     $114       $157     $114
June 30           1,194   1,215        252     366         96(b)   151         69      151
September 30      1,732   1,786        484     549        231      274        231      274
December 31       1,255   1,072        297      84        135       (7)(c)    126      (26)

                                                     Earnings (Loss)
                 Earnings (Loss)                       Per Average       Earnings
                  Applicable to     Average Shares     Share Before     (Loss) Per
                  Common Stock       Outstanding   Extraordinary Item   Average Share
In Millions       1999     1998     1999    1998     1999     1998     1999     1998
Quarter ended
March 31         $153    $110       223.4   222.5  $ 0.69    $0.50    $0.68    $0.50
June 30            61     148       192.0   222.7    0.48     0.66     0.34     0.66
September 30      228     270       186.6   223.1    1.22     1.21     1.22     1.21
December 31       123     (28)      183.8   224.5    0.71    (0.04)    0.66    (0.13)

(a) Includes the reclassification of a $7 million charge for the abandonment of an information system implementation from Other Income and Deduction to Operating and Maintenance Expense (O&M).
(b) Reflects increased fuel and energy interchange expenses related to Exelon Energy and O&M expenses related to Clinton.
(c) Reflects a $125 million charge related to the Early Retirement and Separation Program.

= = = =
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         (a) Identification of Directors.


         The information required for Directors is included in the Proxy Statement of the Company in connection with its 2000 Annual Meeting of Shareholders, which is expected to be filed with the U.S. Securities and Exchange Commission by April 29, 2000, under the heading CHAPTER II - INFORMATION ABOUT THE PECO ENERGY ANNUAL MEETING AND OTHER PROPOSALS - Proposals for PECO Energy Annual Meeting - Item 3. Election of PECO Energy Directors and is incorporated herein by reference.


         (b) Identification of Executive Officers.

         The information required for Executive Officers is set forth in "PART
I. ITEM 1. BUSINESS - Executive Officers of the Registrant" of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION


         The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 2000 Annual Meeting of Shareholders, which is expected to be filed with the U.S. Securities and Exchange Commission by April 29, 2000, under the heading CHAPTER II - INFORMATION ABOUT THE PECO ENERGY ANNUAL MEETING AND OTHER PROPOSALS - Proposals for PECO Energy Annual Meeting - Item 3. Election of PECO Energy Directors and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 2000 Annual Meeting of Shareholders, which is expected to be filed with the U.S. Securities and Exchange Commission by April 29, 2000, under the heading CHAPTER II - INFORMATION ABOUT THE PECO ENERGY ANNUAL MEETING AND OTHER PROPOSALS - Proposals for PECO Energy Annual Meeting - Item 3. Election of PECO Energy Directors and is incorporated herein by reference.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         The information with respect to this caption is included in the Proxy Statement of the Company in connection with its 2000 Annual Meeting of Shareholders, which is expected to be filed with the U.S. Securities and Exchange Commission by April 29, 2000, under the heading CHAPTER II - INFORMATION ABOUT THE PECO ENERGY ANNUAL MEETING AND OTHER PROPOSALS - Proposals for PECO Energy Annual Meeting -- Item 3. Election of PECO Energy Directors and is incorporated herein by reference.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K





                                                                       Reference (Page)
Index

  (a) 1. Financial Statements
         Report of Independent Accountants ..................                   56
         Consolidated Statements of Income for the years
             ended December 31, 1999, 1998 and 1997 .........                   57
         Consolidated Statements of Cash Flows for the years
             ended December 31, 1999, 1998 and 1997 .........                   58
         Consolidated Balance Sheets as of December 31, 1999
             and 1998 .......................................                   59
         Consolidated Statements of Changes in Common
             Shareholders' Equity and Preferred Stock for the
             years ended December 31, 1999, 1998 and 1997 ...                   61
         Notes to Consolidated Financial Statements .........                   63
      2. Financial Statement Schedules.
         Schedule II--Valuation and Qualifying Accounts for
                         the years ended December 31, 1999,
                         1998 and 1997 ......................                   95
      3. Exhibits.


         All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                             (Thousands of Dollars)


                 Column A                      Column B          Column C Additions          Column D      Column E
                 --------                      --------       -------------------------   -------------   ----------
                                                                             Charged to
                                              Balance at      Charged to       Other                      Balance at
                                             Beginning of      Costs and      Accounts      Deductions      End of
               Description                      Period         Expenses       Describe      Describe(1)      Period
               -----------                   ------------     ----------    -----------    -----------    ----------

                                           FOR THE YEAR ENDED DECEMBER 31, 1999

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS.....      $122,139         $59,418         $   --       $69,543       $112,014
                                               --------         -------         ------       -------       --------
 TOTAL ..................................      $122,139         $59,418         $   --       $69,543       $112,014
                                               ========         =======         ======       =======       ========

                                           FOR THE YEAR ENDED DECEMBER 31, 1998

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS .         $133,810         $71,667         $   --       $83,338       $122,139
                                               --------         -------         ------       -------       --------
 TOTAL ..................................      $133,810         $71,667         $   --       $83,338       $122,139
                                               ========         =======         ======       =======       ========

                                           FOR THE YEAR ENDED DECEMBER 31, 1997(2)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS.....      $128,459         $88,263         $   --       $82,912       $133,810
                                               --------         -------         ------       -------       --------
 TOTAL ..................................      $128,459         $88,263         $   --       $82,912       $133,810
                                               ========         =======         ======       =======       ========

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

Exhibit No.       Description


2-1 Amended and Restated Agreement and Plan of Merger dated as of January 7, 2000, among PECO Energy Company, Exelon Corporation and Unicom Corporation (Current Report on Form 8-K dated January 13, 2000,
          Exhibit 2-1).

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
           -------------------------------------------------------------------
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

4-3 Indenture, dated as of July 1, 1994, between the Company and First Union National Bank, as successor trustee (1994 Form 10-K, Exhibit 4-5).

4-4 Second Supplemental Indenture, dated as of June 1, 1997, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994. (1997 Form 10-K, Exhibit 4-5).

4-5 Third Supplemental Indenture, dated as of April 1, 1998, between the Company and First Union National Bank, as successor trustee, to Indenture dated as of July 1, 1994. (1998 Form 10-K, Exhibit 4-6)

4-6 Payment and Guarantee Agreement, dated as of June 6, 1997, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series C of PECO Energy Capital, L.P. (1997 Form 10-K, Exhibit 4-8).

4-7 Payment and Guarantee Agreement, dated as of April 6, 1998, executed by the Company in favor of the holders of Cumulative Monthly Income Preferred Securities, Series D of PECO Energy Capital, L.P. (1998 Form 10-K, Exhibit 4-10)

4-8 Revolving Credit Agreement, dated as of September 15, 1999, among the Company, as borrower, and certain banks named therein.

4-9 364-day Credit Agreement, dated as of September 15, 1999, among the Company, as borrower, and certain banks named therein.

4-10 PECO Energy Company Dividend Reinvestment and Stock Purchase Plan, as amended January 28, 1994 (Post-Effective Amendment No. 1 to Registration No. 33-42523, Exhibit 28).

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

10-9 PECO Energy Company Management Incentive Compensation Plan (1997 Proxy Statement, Appendix A).*

10-10 PECO Energy Company 1998 Stock Option Plan (Registration No. 333-67367, Exhibit 4.2).

10-11 Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated July 25, 1994 (1994 Form 10-K, Exhibit 10-7).

10-12 Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-9).

10-13 Amendment No. 3 to the Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P. (1998 Form 10-K, Exhibit 10-14)

10-14 Amended and Restated Trust Agreement of PECO Energy Capital Trust II, dated as of December 19, 1995.

10-15 Amended and Restated Trust Agreement of PECO Energy Capital Trust III, dated as of April 6, 1998. (1998 Form 10-K, Exhibit 10-16)

10-16 Amended and Restated Trust Agreement for PECO Energy. Transition Trust dated as of February 19, 1999 among George Shicora and Diana Moy Kelly, as Beneficiary Trustees, First Union Trust Company, National Association, as Issuer Trustee, Delaware Trustee and Independent Trustee, and PECO Energy Company, as Grantor and Owner (PECO Energy Transition Trust Current Report on Form 8-K dated March 31, 1999,
          Exhibit 4.1.2)

10-17 Intangible Transition Property Sale Agreement dated as of March 25, 1999 between PECO Energy Transition Trust and PECO Energy Company (PECO Energy Transition Trust Current Report on Form 8-K dated March 31, 1999, Exhibit 10.1).

10-18 Master Servicing Agreement between PECO Energy Transition Trust and PECO Energy Company (PECO Energy Transition Trust Current Report on Form 8-K dated March 31, 1999, Exhibit 10.2).

10-19 Form of Intangible Transition Property Sale Agreement between PECO Energy Transition Trust and PECO Energy Company (Registration Statement No. 333-31646, Exhibit 10.1)

10-20 Form of Intangible Transition Property Sale Agreement between PECO Energy Transition Trust and PECO Energy Company (Registration Statement No. 333-31646, Exhibit 10.2)

10-21 Joint Petition for Full Settlement of PECO Energy Company's Restructuring Plan and Related Appeals and Application for a Qualified Rate Order and Application for Transfer of Generation Assets dated April 29, 1998. (Registration Statement No. 333-31646, Exhibit 10.3)

10-22 Form of Second Amended and Restated Trust Agreement for PECO Energy Transition Trust (Registration Statement No. 333-31646).

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

Reports on Form 8-K


During the quarter ended December 31, 1999, the Company filed the following Current Reports on Form 8-K:

Date of earliest event reported:
         September 22, 1999 reporting information under "ITEM 5. OTHER EVENTS" and "ITEM 7. FINANCIAL STATEMENTS, PRO FORMA FINANCIAL INFORMATION AND EXHIBITS" regarding pro forma financial information about the merger of the Company and Unicom.

Date of earliest event reported:
         October 19, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon Infrastructure Services, Inc., a subsidiary of the Company, announcing the acquisition of five utility service companies.

Date of earliest event reported:
         October 19, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen's accepted bid to acquire Vermont Yankee Nuclear Power Station from Vermont Yankee Nuclear Power Corporation.

Date of earliest event reported:
         December 16, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen's signing of the closing documents that officially transfer ownership of Clinton to the Company.

Date of earliest event reported:
         December 21, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding AmerGen's completion of the sale of the Three Mile Island Unit 1 Nuclear Generating Facility to the Company.

Subsequent to December 31, 1999, the Company filed the following Current Reports on Form 8-K:

Date of earliest event reported:
        January 7, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the approval by the Board of Directors of the Company and Unicom Corporation to accelerate the repurchase of $1.5 billion in stock and adjust shareholder consideration.

Date of earliest event reported:
        January 13, 1999 reporting information under "ITEM 5. OTHER EVENTS" regarding the provision of the Amended Merger Agreement and additional information, including pro forma financial information, about the transactions contemplated by the Amended Merger Agreement before the Company commences repurchases of shares of its common stock.

Date of earliest event reported:
        March 21, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the issuance of an order by the Pennsylvania Public Utility Commission approving a Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of a Qualified Rate Order authorizing the Company to securitize up to an additional $1.0 billion of its authorized recoverable stranded costs.

Date of earliest event reported:
        March 24, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the filing with the PUC of a joint petition for settlement reached with various parties to the Company's proceeding before the PUC involving the proposed merger with Unicom.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 30th day of March 2000.


                                       PECO ENERGY COMPANY



                                       By /s/ C.A. McNeill, Jr.
                                       -----------------------------------------
                                       C.A. McNeill, Jr., Chairman of the Board,
                                       President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         Signature                          Title                                                Date



/s/ C. A. McNeill, Jr.              Chairman of the Board, President, Chief             March 30, 2000
---------------------------         Executive Officer and Director (Principal
      C. A. McNeill, Jr.            Executive Officer)





/s/ M. J. Egan                      Senior Vice President -- Finance and Chief          March 30, 2000
---------------------------         Financial Officer (Principal Financial and
      M. J. Egan                    Accounting Officer



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



By  /s/ C. A. McNeill, Jr.                               March 30, 2000
------------------------------------
   C.A. McNeill, Jr. Attorney-in-Fact