Form 10-Q/A
period 1999-03-31
PECO ENERGY CO
filed 2000-04-06
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q/A
                                Amendment No. 2

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

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          1999           1998
                                                      -----------    -----------
OPERATING REVENUES
     Electric                                         $   1,038.9    $   1,003.0
     Gas                                                    217.5          187.2
                                                      -----------    -----------
     TOTAL OPERATING REVENUES                             1,256.4        1,190.2
                                                      -----------    -----------
OPERATING EXPENSES
     Fuel and Energy Interchange                            453.3          383.0
     Operating and Maintenance                              288.7          283.2
     Depreciation and Amortization                           56.3          154.7
     Taxes Other Than Income Taxes                           75.3           82.1
                                                      -----------    -----------
     TOTAL OPERATING EXPENSES                               873.6          903.0
                                                      -----------    -----------
OPERATING INCOME                                            382.8          287.2
                                                      -----------    -----------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                       (74.3)         (85.0)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                 (7.4)          (7.7)
     Allowance for Funds Used During Construction             0.4            0.6
     Other, Net                                             (42.0)         (12.8)
                                                      -----------    -----------
     TOTAL OTHER INCOME AND DEDUCTIONS                     (123.3)        (104.9)
                                                      -----------    -----------
INCOME BEFORE INCOME TAXES                                  259.5          182.3

INCOME TAXES                                                102.8           68.7
                                                      -----------    -----------
NET INCOME                                                  156.7          113.6

PREFERRED STOCK DIVIDENDS                                     3.3            3.3
                                                      -----------    -----------
EARNINGS APPLICABLE TO COMMON STOCK                   $     153.4    $     110.3
                                                      ===========    ===========


AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING  (Millions)                                223.4          222.5
                                                      ===========    ===========

BASIC EARNINGS PER AVERAGE
COMMON SHARE (Dollars)                                $      0.69    $      0.50
                                                      ===========    ===========

DILUTIVE EARNINGS PER AVERAGE
COMMON SHARE (Dollars)                                $      0.68    $      0.50
                                                      ===========    ===========


DIVIDENDS PER AVERAGE COMMON SHARE (Dollars)          $      0.25    $      0.25
                                                      ===========    ===========


BOOK VALUE PER COMMON SHARE (Dollars)                 $     12.18    $     12.49
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
                                                       ===========   ===========

            See Notes to Condensed Consolidated Financial Statements.
                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)

                                                    March 31,      December 31,
                                                      1999            1998
                                                   -----------    -----------
                                                   (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                         $   3,602.6    $   3,589.0
     Other Paid-In Capital                                 1.2            1.2
     Accumulated Deficit                                (422.3)        (532.9)
     Treasury Stock                                     (695.9)            --
Preferred and Preference Stock
     Without Mandatory Redemption                        137.5          137.5
     With Mandatory Redemption                            92.7           92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership               349.4          349.4
Long-Term Debt                                         6,084.0        2,919.6
                                                   -----------    -----------

                                                       9,149.2        6,556.5
                                                   -----------    -----------

CURRENT LIABILITIES
Notes Payable, Bank                                       68.0          525.0
Long-Term Debt Due Within One Year                       939.4          361.5
Capital Lease Obligations Due Within One Year             68.8           69.0
Accounts Payable                                         276.9          316.2
Taxes Accrued                                            346.8          170.5
Interest Accrued                                          67.1           61.5
Deferred Income Taxes                                      4.0           14.1
Other                                                    224.8          217.4
                                                   -----------    -----------

                                                       1,995.8        1,735.2
                                                   -----------    -----------

DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                 69.5           85.3
Deferred Income Taxes                                  2,362.5        2,376.9
Unamortized Investment Tax Credits                       296.4          300.0
Pension Obligation                                       219.3          219.3
Non-Pension Postretirement Benefits Obligation           428.6          421.1
Other                                                    450.0          354.1
                                                   -----------    -----------

                                                       3,826.3        3,756.7
                                                   -----------    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

TOTAL                                              $  14,971.3    $  12,048.4
                                                   ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                  Three Months Ended
                                                                      March 31,
                                                              ----------------------
                                                                  1999         1998
                                                              ----------    --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                    $    156.7    $  113.6
Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                       73.9       170.9
Deferred Income Taxes                                              (23.0)       (6.8)
Amortization of Investment Tax Credits                              (3.6)       (4.5)
Deferred Energy Costs                                               29.0        19.0
Changes in Working Capital:
     Accounts Receivable                                          (134.7)       24.9
     Inventories                                                     6.4        17.7
     Accounts Payable                                              (39.3)      (74.4)
     Other Current Assets and Liabilities                           28.6       (45.5)
Other Items Affecting Operations                                    88.4        16.2
                                                              ----------    --------


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                        182.4       231.1
                                                              ----------    --------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                (76.9)     (116.5)
Increase in Investments                                             (5.3)      (11.1)
                                                              ----------    --------



NET CASH FLOWS USED IN INVESTING ACTIVITIES                        (82.2)     (127.6)
                                                              ----------    --------



CASH FLOWS FROM FINANCING ACTIVITIES

Change in Short-Term Debt                                         (457.0)      (17.0)
Issuance of Long-Term Debt                                       4,009.6        (5.5)
Retirement of Long-Term Debt                                      (263.0)         --
Common Stock Repurchase                                           (695.9)         --
Loss on Reacquired Debt                                              1.6         1.8
Dividends on Preferred and Common Stock                            (59.5)      (58.9)
Other Items Affecting Financing                                     18.7        (2.3)
                                                              ----------    --------


NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES        2,554.5       (81.9)
                                                              ----------    --------


INCREASE IN CASH AND CASH EQUIVALENTS                            2,654.7        21.6
                                                              ----------    --------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    48.1        33.4
                                                              ----------    --------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  2,702.8    $   55.0
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

     The Company's segment information as of and for the three months ended March 31, 1999 as compared to the same 1998 period is as follows (in millions of dollars):

                                                                                             Intersegment
                      Distribution         Generation        Ventures         Corporate        Revenues       Consolidated
                      ------------         ----------        --------         ---------        --------       ------------
Revenues:
    1999                 $910.1              $443.9            $103.8           $ -            $(201.4)         $1,256.4
    1998                 $949.5              $465.0            $ 17.0           $ -            $(241.3)         $1,190.2
EBIT (a):
    1999                 $354.7              $ 58.8           $( 30.6)(b)       $(41.6)                         $  340.8
    1998                 $307.3              $ 41.4           $( 27.5)          $(46.8)                         $  274.4
Total Assets:
    1999              $12,366.3(c)         $1,919.5            $246.7           $438.8                         $14,971.3
    1998              $ 9,759.2            $1,686.8            $216.9           $385.5                         $12,048.4

(a)  EBIT - Earnings Before Interest and Income Taxes.
(b) Includes $14.6 million related to the write-off of the investment in Grays Ferry in connection with the settlement of litigation.
(c)  Includes $2.6 billion of proceeds from securitization of stranded costs.

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

     On April 23, 1999, the Company and Grays Ferry Cogeneration Partnership (Grays Ferry) entered into a final settlement of litigation, subject to the resolution of certain issues. The settlement provides for the transfer of the Company's interest in the partnership to the remaining partners. Accordingly, the

Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest. The charge for the partnership interest transfer is recorded in Other Income and Deductions on the Company's Statement of Income for the three months ended March 31, 1999. The settlement also resolves the litigation with Westinghouse Power Generation and The Chase Manhattan Bank.

     At December 31, 1998, the Company incurred a charge of $125 million for its Early Retirement and Separation Program relating to 1,157 employees. The reserve for separation benefits was approximately $47 million, of which $15 million million was paid through March 31, 1999. Retirement benefits are being paid to the retirees over their lives. Of the 1,157 employees, 197 were eligible for and have taken the retirement incentive program and 279 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.

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

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                               Percentage Dollar Changes
      1999     1998                                            1999-1998
      ----     ----                                            ---------

       83%      84%           Electric                            4%
       17%      16%           Gas                                16%
     ----     ----
      100%     100%           Total Operating Revenues            6%
     ----     ----

       36%      32%           Fuel and Energy Interchange        18%
       23%      24%           Operating and Maintenance          (2%)
        5%      13%           Depreciation and Amortization     (64%)
        6%       7%           Taxes Other Than Income            (8%)
     ----     ----
       70%      76%           Total Operating Expenses           (3%)
     ----     ----

       30%      24%           Operating Income                   33%
     ----     ----

       (7%)     (8%)          Interest Expense                  (12%)
       (3%)     (1%)          Other Income and Deductions      (241%)
     ----     ----
       20%      15%           Income Before Income Taxes         42%
        8%       6%           Income Taxes                       50%
     ----     ----
       12%       9%           Net Income                         38%
     ----     ----

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

Fuel and Energy Interchange Expense
     Fuel and energy interchange expense increased $70 million, or 18%, for the three months ended March 31, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 36% as compared to 32% in the comparable prior year period. These increases were attributable to higher fuel and energy interchange expenses from the ventures business unit of $69 million and the distribution business unit of $63 million, partially offset by lower fuel and energy interchange expenses of $62 million at the generation business unit. The increase from the ventures business unit was primarily from increased volume related to Exelon Energy sales. The increase from the distribution business unit was primarily attributable to $27 million of PJM network transmission service fees which commenced April 1, 1998, $26 million of purchases in the spot market and $10 million of additional gas purchases as a result of higher volume associated with colder weather. The decrease from the generation business unit was primarily attributable to $78 million of lower fuel purchases as a result of the effects of competition experienced by the distribution business unit. This increase was partially offset by fuel savings of $16 million from the full return to service of the Salem Generating Station (Salem) in April 1998 which decreased the need to purchase power to replace the output from these units.

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

Income Taxes
     The effective tax rate was 39.6% rate for the three months ended March 31, 1999 as compared to 37.7% in the same 1998 period. The effective tax rate for the three months ended March 31, 1998 was disproportionate to the statutory rate as a result of the full normalization of deferred taxes associated with deregulated generation plant and amortization of investment tax credits.

Preferred Stock Dividends
     Preferred stock dividends for the three months ended March 31, 1999 were consistent with the same 1998 period.


DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES
     Cash flows provided by operating activities decreased $49 million to $182 million for the three months ended March 31, 1999 as compared to $231 million in the same 1998 period. The decrease was primarily attributable to less cash generated by operations of $66 million, changes in working capital of $62 million principally related to the timing of gross receipts tax, partially offset by other items affecting operations of $72 million, principally consisting of the deferred gain on the unwinding of interest rate swaps associated with the issuance of Transition Bonds.

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

     On April 23, 1999, the Company and Grays Ferry entered into a final settlement of the litigation, subject to the resolution of certain issues. The settlement provides for the transfer of the Company's interest in the partnership to the remaining partners. Accordingly, the Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest. The settlement also resolves the litigation with Westinghouse Power Generation and The Chase Manhattan Bank.

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




Date:  April 6, 2000