Form 10-Q/A
period 1999-06-30
PECO ENERGY CO
filed 2000-04-06
CIK 78100

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
                                   (Unaudited)
                  (Millions of Dollars, Except Per Share Data)

                                                         Three Months Ended June 30,         Six Months Ended June 30,
                                                           1999              1998             1999             1998
                                                        -----------      -----------     ------------     ------------
OPERATING REVENUES
     Electric                                           $   1,105.4          1,131.8          2,144.3          2,134.8
     Gas                                                       89.0             83.4            306.5            270.6
                                                        -----------      -----------     ------------     ------------
TOTAL OPERATING REVENUES                                    1,194.4          1,215.2          2,450.8          2,405.4
                                                        -----------      -----------     ------------     ------------
OPERATING EXPENSES
     Fuel and Energy Interchange                              500.3            360.2            953.6            743.2
     Operating and Maintenance                                338.9            256.0            627.6            539.2
     Depreciation and Amortization                             57.6            160.9            113.9            315.6
     Taxes Other Than Income                                   45.2             71.8            120.5            153.9
                                                        -----------      -----------     ------------     ------------
                                                              942.0            848.9          1,815.6          1,751.9
                                                        -----------      -----------     ------------     ------------
OPERATING INCOME                                              252.4            366.3            635.2            653.5
                                                        -----------      -----------     ------------     ------------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                        (113.5)           (86.0)          (187.8)          (171.0)
     Company Obligated Mandatorily Redeemable
          Preferred Securities of a Partnership                (7.4)            (8.2)           (14.8)           (15.9)
     Allowance for Funds Used During Construction               1.7              0.7              2.1              1.3
     Other, Net                                                 9.8            (26.9)           (32.2)           (39.7)
                                                        -----------      -----------     ------------     ------------

TOTAL OTHER INCOME AND DEDUCTIONS                            (109.4)          (120.4)          (232.7)          (225.3)
                                                        -----------      -----------     ------------     ------------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                         143.0            245.9            402.5            428.2

INCOME TAXES                                                   46.9             94.4            149.7            163.1
                                                        -----------      -----------     ------------     ------------

INCOME BEFORE EXTRAORDINARY ITEM                               96.1            151.5            252.8            265.1

EXTRAORDINARY ITEM - NET OF INCOME TAXES                      (26.7)            --              (26.7)            --
                                                        -----------      -----------     ------------     ------------

NET INCOME                                                     69.4            151.5            226.1            265.1

PREFERRED STOCK DIVIDENDS                                       3.3              3.3              6.6              6.6
                                                        -----------      -----------     ------------     ------------

EARNINGS APPLICABLE TO COMMON STOCK                     $      66.1      $     148.2      $     219.5      $     258.5
                                                        ===========      ===========     ============     ============

AVERAGE SHARES OF COMMON STOCK
     OUTSTANDING (Millions)                                   192.0            222.7            207.6            222.6
                                                        ===========      ===========     ============     ============

BASIC AND DILUTIVE EARNINGS PER
AVERAGE COMMON SHARES BEFORE EXTRAORDINARY ITEM         $      0.48      $      0.66     $       1.19     $       1.16
EXTRAORDINARY ITEM                                            (0.14)            --              (0.13)            --
                                                        -----------      -----------     ------------     ------------
BASIC EARNINGS PER AVERAGE COMMON SHARE                 $      0.34      $      0.66     $       1.06     $       1.16
                                                        ===========      ===========     ============     ============

DIVIDENDS PER AVERAGE COMMON SHARE                      $      0.25      $      0.25     $       0.50     $       0.50
                                                        ===========      ===========     ============     ============

See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                                             June 30,           December 31,
                                                                               1999                1998
                                                                            ----------          ----------
                                                                           (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                                     $   3,890.8         $   3,833.8
Electric - Generation                                                          1,732.3             1,713.4
Gas                                                                            1,141.2             1,132.0
Common                                                                           409.3               407.3
                                                                            ----------          ----------

                                                                               7,173.6             7,086.5
Less Accumulated Provision for Depreciation                                    3,007.6             2,891.3
                                                                            ----------          ----------

                                                                               4,166.0             4,195.2
Nuclear Fuel, net                                                                296.7               141.9
Construction Work in Progress                                                    375.0               272.6
Leased Property, net                                                               0.5               154.3
                                                                            ----------          ----------

                                                                               4,838.2             4,764.0
                                                                            ----------          ----------


CURRENT ASSETS
Cash and Temporary Cash Investments                                              914.0                48.1
Accounts Receivable, net
     Customer                                                                    213.1                97.5
     Other                                                                       376.2               213.2
Inventories, at average cost
     Fossil Fuel                                                                  62.9                92.3
     Materials and Supplies                                                      108.8                82.1
Deferred Income Taxes                                                              7.7               (14.1)
Other                                                                            109.0                19.0
                                                                            ----------          ----------

                                                                               1,791.7               538.1
                                                                            ----------          ----------

DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                                                  5,274.6             5,274.6
Recoverable Deferred Income Taxes                                                609.2               614.4
Deferred Non-Pension Postretirement Benefits Costs                                87.7                90.9
Investments                                                                      554.8               538.1
Loss on Reacquired Debt                                                           73.9                77.2
Other                                                                            131.0               107.1
                                                                            ----------          ----------

                                                                               6,731.2             6,702.3
                                                                            ----------          ----------

TOTAL                                                                       $ 13,361.1          $ 12,004.4
                                                                            ==========          ==========

            See Notes to Condensed Consolidated Financial Statements.
                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)

                                                                            June 30,          December 31,
                                                                              1999                1998
                                                                            ----------          ----------
                                                                           (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity
     Common Stock (No Par)                                                $    3,616.7        $    3,589.0
     Other Paid-In Capital                                                         1.2                 1.2
     Accumulated Deficit                                                        (407.0)             (532.9)
     Treasury Stock                                                           (1,507.3)                 --
Preferred and Preference Stock
     Without Mandatory Redemption                                                137.5               137.5
     With Mandatory Redemption                                                    92.7                92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                       340.4               349.4
Long-Term Debt                                                                 6,092.2             2,919.6
                                                                            ----------          ----------

                                                                               8,366.4             6,556.5
                                                                            ----------          ----------

CURRENT LIABILITIES
Notes Payable, Bank                                                              226.0               525.0
Long-Term Debt Due Within One Year                                               146.1               361.5
Capital Lease Obligations Due Within One Year                                     --                  69.0
Accounts Payable                                                                 357.5               316.2
Taxes Accrued                                                                    198.1               170.5
Interest Accrued                                                                 104.9                61.5
Deferred Energy Costs - Gas                                                       26.3               (29.9)
Other                                                                            223.8               217.4
                                                                            ----------          ----------

                                                                               1,282.7             1,691.2
                                                                            ----------          ----------

DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                          0.5                85.3
Deferred Income Taxes                                                          2,355.3             2,376.9
Unamortized Investment Tax Credits                                               292.8               300.0
Pension Obligation                                                               219.3               219.3
Non-Pension Postretirement Benefits Obligation                                   436.1               421.1
Other                                                                            408.0               354.1
                                                                            ----------          ----------

                                                                               3,712.0             3,756.7
                                                                            ----------          ----------

COMMITMENTS AND CONTINGENCIES (NOTE 8)

TOTAL                                                                      $  13,361.1          $ 12,004.4
                                                                           ===========          ==========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                     Six Months Ended June 30,
                                                                       1999             1998
                                                                   ----------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                         $    226.1         $  265.1
EXTRAORDINARY ITEM, NET OF INCOME TAXES                                  26.7             --
                                                                   ----------         --------

INCOME BEFORE EXTRAORDINARY ITEM                                        252.8            265.1

Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                           149.4            343.0
Deferred Income Taxes                                                   (38.2)           (29.3)
Amortization of Investment Tax Credits                                   (7.2)            (9.0)
Deferred Energy Costs                                                    56.1             27.1
Changes in Working Capital:
     Accounts Receivable                                               (278.5)           (87.1)
     Inventories                                                          2.7              9.0
     Accounts Payable                                                    41.3            (11.3)
     Other Current Assets and Liabilities                                13.3            (68.8)
Other Items Affecting Operations                                         74.4             71.3
                                                                   ----------         --------


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                             266.1            510.0
                                                                   ----------         --------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                    (244.4)          (229.1)
Increase in Investments                                                 (35.0)           (35.8)
                                                                   ----------         --------


NET CASH FLOWS USED IN INVESTING ACTIVITIES                            (279.4)          (264.9)
                                                                   ----------         --------


CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Long-Term Debt                                            4,000.0              6.4
Common Stock Repurchase                                              (1,507.3)            --
Debt Repayments                                                      (1,202.5)           (96.8)
Change in Short-Term Debt                                              (299.0)           (55.5)
Dividends on Preferred and Common Stock                                (109.9)          (117.8)
Issuance of Company Obligated Mandatorily
     Redeemable Preferred Securities of a Partnership                    --               78.1
Issuance of Common Stock                                                 14.0              9.3
Other Items Affecting Financing                                         (16.1)             3.1
                                                                   ----------         --------


NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES               879.2           (173.2)
                                                                   ----------         --------


INCREASE IN CASH AND CASH EQUIVALENTS                                   865.9             71.9
                                                                   ----------         --------


CASH AND CASH EQUIVALENTS AT BEGINNING OF  PERIOD                        48.1             33.4
                                                                   ----------         --------


CASH AND CASH EQUIVALENTS AT END OF  PERIOD                        $    914.0         $  105.3
                                                                   ==========         ========

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

         The Company's segment information as of and for the three and six months ended June 30, 1999 as compared to the same 1998 period is as follows (in millions of dollars):

Quarter Ended June 30, 1999 as compared to the quarter ended June 30, 1998

                                                                                            Intersegment
                    Distribution        Generation         Ventures       Corporate           Revenues         Consolidated
                    ------------        ----------         --------       ---------           --------         ------------
Revenues:
    1999               $734.0             $653.2             $   .6           $    -          $(193.4)           $1,194.4
    1998               $905.5             $547.7             $   .7           $    -          $(238.7)           $1,215.2
EBIT (a):
    1999               $310.9             $ 11.1            $( 15.1)         $( 44.7)                            $  262.2
    1998               $356.0             $ 61.0            $( 35.8)         $( 41.1)                            $  340.1

Six Months Ended June 30, 1999 as compared to six months ended June 30, 1998

Revenues:
    1999               $1,646.5           $1,197.9           $   1.2          $ -             $(394.8)           $2,450.8
    1998               $1,854.3           $1,029.6           $   1.3          $ -             $(479.8)           $2,405.4
EBIT (a):
    1999               $668.0             $ 52.8(b)         $( 36.0)         $( 81.8)                            $  603.0
    1998               $663.5             $ 99.0            $( 59.5)         $( 87.9)                            $  615.1
Total Assets:
    1999              $10,825.2(c)       $1,868.5            $240.2          $427.2                              $13,361.1
    1998              $ 9,723.6          $1,680.6            $216.1          $384.1                              $12,004.4

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

         On April 23, 1999, the Company and Grays Ferry Cogeneration Partnership (Grays Ferry) entered into a final settlement of litigation, subject to the resolution of certain issues. The settlement required the Company to contribute its interest in the partnership to the remaining partners. Accordingly, the Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest. The charge for the partnership interest transfer is recorded in Other Income and Deductions on the Company's Statement of Income for the six months ended June 30, 1999. The settlement also resolved the litigation with Westinghouse Power Generation and The Chase Manhattan Bank.

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

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                                                 Percentage Dollar Changes
                                                                               1999 vs. 1998
        Quarter           Six Months                                       Quarter        Six Months
         Ended               Ended                                          Ended           Ended
        June 30,            June 30,                                       June 30,       June 30,
    1999      1998        1999   1998
     93%       93%         87%    89%      Electric                          (2%)           --%
      7%        7%         13%    11%      Gas                                7%            13%
    ----      ----        ----   ----
    100%      100%        100%   100%      Total Operating Revenues          (2%)            2%
    ----      ----        ----   ----

     42%       30%         39%    31%      Fuel and Energy Interchange       39%            30%
     28%       21%         26%    22%      Operating and Maintenance         32%            16%
      5%       13%          5%    13%      Depreciation and Amortization    (64%)          (64%)
      4%        6%          5%     6%      Taxes Other Than Income          (37%)          (22%)
    ----      ----        ----   ----
     79%       70%         75%    72%      Total Operating Expenses          11%             4%
    ----      ----        ----   ----

     21%       30%         25%    28%      Operating Income                 (31%)           (5%)
    ----      ----        ----   ----

    (10%)      (8%)        (8%)   (8%)     Interest Charges                  28%             8%
      1%       (2%)        (1%)   (2%)     Other Income and Deductions      136%            19%
    ----      ----        ----   ----

                                           Income Before Income Taxes and
     12%       20%         16%    18%        Extraordinary Item             (42%)           (6%)
      4%        8%          6%     7%      Income Taxes                     (50%)           (8%)
    ----      ----        ----   ----
      8%       12%         10%    11%      Income Before Extraordinary Item
     (2%)       --         (1%)    --      Extraordinary Item               100%            --%
    ----      ----        ----   ----
      6%       12%          9%    11%   Net Income                          (54%)          (15%)
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

Operating and Maintenance Expense
         Operating and maintenance (O&M) expense increased $83 million, or 32% for the quarter ended June 30, 1999 compared to the same 1998 period. As a percentage of revenue, operating and maintenance expenses were 28% as compared to 21% in the comparable prior year period. The generation business unit's O&M expenses increased $58 million as a result of $25 million related to the revised Clinton management agreement, $8 million associated with the Salem inventory write-off for excess and obsolete inventory, $7 million related to the true-up of 1998 reimbursement of joint-owner expenses and $15 million related to the growth of unregulated retail sales of electricity. The distribution unit's O&M expenses increased approximately $22 million as a result of additional marketing expenses and expenses associated with Customer Choice. In addition, the Company incurred additional costs of approximately $11 million related to nuclear property insurance and $4 million associated with Year 2000 remediation expenditures, partially offset by $10 million of pension credits as a result of the performance of the investments in the Company's pension plan.

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

Other Income and Deductions
         Other income and deductions excluding interest charges was a gain of $10 million for the quarter ended June 30, 1999 as compared to a loss of $27 million in the same 1998 period. The decrease of $37 million was primarily attributable to a $10 milion write-off of a non-regulated business venture in the prior year period, a $5 million improvement in the performances of the Company's equity investments in telecommunications and interest income of $14 million earned on the unused portion of the transition bond proceeds.

Income Taxes
         The effective tax rate was 32.8% for the quarter ended June 30, 1999 as compared to 38.4% in the same 1998 period. The decrease in the effective tax rate was a result of tax benefits associated with the implementation of state tax planning strategies, partially offset by the non-recognition for state income tax purposes of certain operating losses. In addition, the disproportionate relationship of regulated plant tax adjustments to income before income taxes and extraordinary item contributed to the decrease in the effective tax rate.

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

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense increased $210 million, or 28%, for the six months ended June 30, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 39% as compared to 31% in the comparable prior year period. These increases were attributable to higher fuel and energy interchange expenses associated with the distribution business unit of $119 million and the generation business unit of $91 million. The increase from the distribution business unit was primarily attributable to $51 million of PJM network transmission service charges, $99 million of purchases in the spot market and $21 million of additional gas purchases as a result of higher volume associated with cooler weather early in the period and additional volume to new and existing customers. These increase were partially offset by $55 million of lower fuel costs as a result of lower volume associated with Customer Choice. The increase from the generation business unit was primarily attributable to $200 million related to increased volume from Exelon Energy sales, partially offset by $45 million of lower fuel costs as a result of lower volume, lower PJM network transmission service charges of $39 million, and $19 million of fuel savings associated with the full return to service of the Salem Generating Station (Salem) in April 1998 which decreased the need to purchase power to replace the output from these units.

Operating and Maintenance Expense
         O&M expense increased $88 million, or 16% for the six months ended June 30, 1999 compared to the same 1998 period. As a percentage of revenue, operating and maintenance expenses were 26% as compared to 22% in the comparable prior year period. The generation business unit's O&M expenses increased $50 million as a result of $25 million related to the revised Clinton management agreement, $8 million associated with the Salem inventory write-off for excess and obsolete inventory, $7 million related to the true-up of 1998 reimbursement of joint-owner expenses and $10 million related to the growth of unregulated retail sales of electricity, partially offset by $10 million of lower O&M expenses as a result of the full return to service of Salem in April 1998. The distribution unit's O&M expenses increased approximately $22 million as a result of additional marketing expenses and expenses associated with Customer Choice. In addition, the Company incurred additional costs of approximately $11 million related to nuclear property insurance and $16 million associated with Year 2000 remediation expenditures, partially offset by $10 million of pension credits as a result of the performance of the investments in the Company's pension plan.

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

Other Income and Deductions
         Other income and deductions excluding interest charges was a loss of $32 million for the six months ended June 30, 1999 as compared to a loss of $40 million in the same 1998 period. The decrease of $8 million was primarily attributable a $10 million write-off of a non-regulated business venture in the prior year period, a $3 million improvement in the performance of the Company's equity investments in telecommunications ventures and interest income of $14 million earned on the unused portion of the transition bond proceeds, partially offset by a $15 million write-off of the investment in Grays Ferry in connection with the settlement of litigation and a charge related to the abandonment of an investment system of $7 million.

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

DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES
         Cash flows provided by operating activities decreased $244 million to $266 million for the six months ended June 30, 1999 as compared to $510 million in the same 1998 period. The decrease was primarily attributable to less cash generated by operations of $192 million and changes in working capital of $63 million, principally related to accounts receivable from unregulated energy sales.

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

         As of June 30, 1999, the Company paid $20 million of separation benefits pursuant to its Early Retirement and Separation Program initiated in 1998. Retirement benefits are being paid to the retirees over their lives. Of the 1,157 employees, 306 were eligible for and have taken the retirement incentive program and 346 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through June 2000.

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