Form 10-Q/A
period 1999-09-30
PECO ENERGY CO
filed 2000-04-06
CIK 78100

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
                  (Millions of Dollars, Except Per Share Data)

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                 September 30,
                                                            1999          1998            1999           1998
OPERATING REVENUES
     Electric                                          $   1,681.9    $   1,736.3    $   3,826.2    $   3,871.1
     Gas                                                      49.9           49.2          356.4          319.8
                                                       -----------    -----------    -----------    -----------

TOTAL OPERATING REVENUES                                   1,731.8        1,785.5        4,182.6        4,190.9
                                                       -----------    -----------    -----------    -----------
OPERATING EXPENSES
     Fuel and Energy Interchange                             786.0          732.9        1,739.6        1,476.1
     Operating and Maintenance                               329.3          298.3          963.7          837.5
     Depreciation and Amortization                            57.1          153.2          171.0          468.8
     Taxes Other Than Income                                  75.3           52.3          195.8          206.2
                                                       -----------    -----------    -----------    -----------
                                                           1,247.7        1,236.7        3,070.1        2,988.6
                                                       -----------    -----------    -----------    -----------
OPERATING INCOME                                             484.1          548.8        1,112.5        1,202.3
                                                       -----------    -----------    -----------    -----------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                       (108.3)         (81.9)        (296.1)        (252.9)
     Company Obligated Mandatorily Redeemable
        Preferred Securities of a  Partnership                (3.9)          (7.4)         (18.7)         (23.3)
     Allowance for Funds Used During Construction             (0.3)           0.9            1.8            2.2
     Equity in Losses of Unconsolidated Affiliates            (5.5)         (14.5)         (28.4)         (40.2)
     Other, Net                                                1.9            2.4           (0.6)         (11.6)
                                                       -----------    -----------    -----------    -----------

TOTAL OTHER INCOME AND DEDUCTIONS                           (116.1)        (100.5)        (342.0)        (325.8)
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                                        368.0          448.3          770.5          876.5

INCOME TAXES                                                 137.2          174.6          286.9          337.7
                                                       -----------    -----------    -----------    -----------

INCOME BEFORE EXTRAORDINARY ITEM                             230.8          273.7          483.6          538.8

EXTRAORDINARY ITEM - NET OF INCOME TAXES                        --             --          (26.7)            --
                                                       -----------    -----------    -----------    -----------

NET INCOME                                                   230.8          273.7          456.9          538.8

PREFERRED STOCK DIVIDENDS                                      2.9            3.2            9.5            9.8
                                                       -----------    -----------    -----------    -----------

EARNINGS APPLICABLE TO COMMON STOCK                    $     227.9    $     270.5    $     447.4    $     529.0
                                                       ===========    ===========    ===========    ===========

AVERAGE SHARES OF COMMON STOCK
   OUTSTANDING (Millions)                                    186.6          223.1          200.5          222.8
                                                       ===========    ===========    ===========    ===========

EARNINGS PER AVERAGE COMMON SHARE:
  BASIC:
     Income Before Extraordinary Item                  $      1.22    $      1.21    $      2.36    $      2.37
     Extraordinary Item                                         --             --          (0.13)            --
                                                       -----------    -----------    -----------    -----------
     Net Income                                        $      1.22    $      1.21    $      2.23    $      2.37
                                                       ===========    ===========    ===========    ===========
  DILUTED:
     Income Before Extraordinary Item                  $      1.21    $      1.20    $      2.34    $      2.36
     Extraordinary Item                                         --             --          (0.13)            --
                                                       -----------    -----------    -----------    -----------
     Net Income                                        $      1.21    $      1.20    $      2.21    $      2.36
                                                       ===========    ===========    ===========    ===========


DIVIDENDS PER AVERAGE COMMON SHARE                     $      0.25   $       0.25    $      0.75    $      0.75
                                                       ===========   ============    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)

                                                          September 30,      December 31,
                                                              1999               1998
                                                          (Unaudited)
ASSETS

UTILITY PLANT
Electric - Transmission & Distribution                    $   3,912.1      $   3,833.8
Electric - Generation                                         1,748.5          1,713.4
Gas                                                           1,161.5          1,132.0
Common                                                          403.4            407.3
                                                          -----------      -----------
                                                              7,225.5          7,086.5
Less Accumulated Provision for Depreciation                   3,062.7          2,891.3
                                                          -----------      -----------
                                                              4,162.8          4,195.2
Nuclear Fuel, net                                               285.7            141.9
Construction Work in Progress                                   396.8            272.6
Leased Property, net                                              0.5            154.3
                                                          -----------      -----------

                                                              4,845.8          4,764.0
                                                          -----------      -----------


CURRENT ASSETS
Cash and Cash  Equivalents                                      664.2             48.1
Accounts Receivable, net
     Customer                                                   216.6             97.5
     Other                                                      415.5            213.2
Inventories, at average cost
     Fossil Fuel                                                 81.0             92.3
     Materials and Supplies                                      99.7             82.1
Other                                                            70.8             19.0
                                                          -----------      -----------

                                                              1,547.8            552.2
                                                          -----------      -----------

DEFERRED DEBITS AND OTHER ASSETS
Competitive Transition Charge                                 5,274.6          5,274.6
Recoverable Deferred Income Taxes                               623.0            614.4
Deferred Non-Pension Postretirement Benefits Costs               86.0             90.9
Investments                                                     604.5            538.1
Loss on Reacquired Debt                                          72.3             77.2
Other                                                           131.9            107.1
                                                          -----------      -----------

                                                              6,792.3          6,702.3
                                                          -----------      -----------

TOTAL                                                     $  13,185.9      $  12,018.5
                                                          ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.
                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Millions of Dollars)
                                   (continued)

                                                                            September 30,       December 31,
                                                                                1999                1998
                                                                            (Unaudited)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION
Common Shareholders' Equity:
     Common Stock (No Par)                                                $    3,617.7        $    3,589.0
     Other Paid-In Capital                                                         1.2                 1.2
     Accumulated Deficit                                                        (225.6)             (532.9)
     Treasury Stock                                                           (1,507.3)                 --

Preferred and Preference Stock:
     Without Mandatory Redemption                                                137.5               137.5
     With Mandatory Redemption                                                    55.6                92.7
Company Obligated Mandatorily Redeemable
     Preferred Securities of a Partnership                                       128.1               349.4
Long-Term Debt                                                                 6,051.3             2,919.6
                                                                          --------------      --------------
                                                                               8,258.5             6,556.5
                                                                          --------------      --------------

CURRENT LIABILITIES
Notes Payable, Bank                                                              121.8               525.0
Long-Term Debt Due Within One Year                                               146.2               361.5
Capital Lease Obligations Due Within One Year                                     --                  69.0
Accounts Payable                                                                 373.4               316.2
Taxes Accrued                                                                    263.5               170.5
Interest Accrued                                                                  70.2                61.5
Deferred Income Taxes                                                              2.8                14.1
Deferred Energy Costs - Gas                                                       13.5               (29.9)
Other                                                                            196.0               217.4
                                                                          --------------      --------------
                                                                               1,187.4             1,705.3
                                                                          --------------      --------------

DEFERRED CREDITS AND OTHER LIABILITIES
Capital Lease Obligations                                                          0.5                85.3
Deferred Income Taxes                                                          2,382.6             2,376.9
Unamortized Investment Tax Credits                                               289.3               300.0
Pension Obligation                                                               220.1               219.3
Non-Pension Postretirement Benefits Obligation                                   442.8               421.1
Other                                                                            404.7               354.1
                                                                          --------------      --------------
                                                                               3,740.0             3,756.7
                                                                          --------------      --------------

COMMITMENTS AND CONTINGENCIES (NOTE 9)

TOTAL                                                                     $   13,185.9        $   12,018.5
                                                                          ==============      ==============

            See Notes to Condensed Consolidated Financial Statements.

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                              (Millions of Dollars)

                                                                 Nine Months Ended September 30,

                                                                    1999              1998

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                                                       $    456.9       $    538.8
EXTRAORDINARY ITEM, NET OF INCOME TAXES                                26.7               --
                                                                 ----------       ----------

INCOME BEFORE EXTRAORDINARY ITEM                                      483.6            538.8

Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
Depreciation and Amortization                                         245.6            514.2
Deferred Income Taxes                                                 (14.5)           (55.8)
Amortization of Investment Tax Credits                                (10.7)           (13.6)
Deferred Energy Costs                                                  43.3             17.7
Amortization of Debt Discount/Premium                                   2.8             --
Changes in Working Capital:
     Accounts Receivable                                             (313.8)          (154.1)
     Inventories                                                       (6.3)             4.2
     Accounts Payable                                                  57.1            (18.8)
     Other Current Assets and Liabilities                              50.8            120.1
Other Items Affecting Operations                                      103.6             96.4
                                                                 ----------       ----------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                           641.5          1,049.1
                                                                 ----------       ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Plant                                                  (361.5)          (316.9)
Increase in Investments                                               (80.1)           (40.0)
                                                                 ----------       ----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (441.6)          (356.9)
                                                                 ----------       ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of Long-Term Debt                                          3,996.8              9.8
Common Stock Repurchase                                            (1,507.3)            --
Debt Repayments                                                    (1,236.4)          (265.8)
Change in Short-Term Debt                                            (403.2)          (285.5)
Dividends on Preferred and Common Stock                              (159.5)          (176.9)
Issuance of COMRPS                                                     --               78.1
Retirement of COMRPS                                                 (221.3)           (80.9)
Retirement of Mandatorily Redeemable Preferred Stock                  (37.1)            --
Issuance of Common Stock                                               13.9             46.4
Other Items Affecting Financing                                       (29.7)            (6.9)
                                                                 ----------       ----------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES             416.2           (681.7)
                                                                 ----------       ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 616.1             10.5
                                                                 ----------       ----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       48.1             33.4
                                                                 ----------       ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $    664.2       $     43.9
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

         The Company's segment information as of and for the three and nine months ended September 30, 1999 as compared to the same 1998 period is as follows (in millions of dollars):

Quarter Ended September 30, 1999 as compared to the Quarter Ended
September 30, 1998

                                                                                            Intersegment
                    Distribution        Generation         Ventures       Corporate           Revenues         Consolidated
                    ------------        ----------         --------       ---------           --------         ------------
Revenues:
    1999               $  882.1           $1,084.9          $  13.7          $     --           $(248.9)          $1,731.8
    1998               $1,075.5            $ 993.0          $    --          $     --           $(283.1)          $1,785.5
EBIT (a):
    1999                 $390.3            $ 139.8           $( 9.4)         $ ( 40.2)                            $  480.5
    1998                 $500.9            $ 121.3          $( 34.6)         $ ( 50.9)                            $  536.7



Nine Months Ended September 30, 1999 as compared to Nine Months Ended
September 30, 1998

Revenues:
    1999               $2,528.6           $2,267.6          $  15.0          $     --           $(628.6)          $4,182.6
    1998               $2,931.2           $2,022.6          $    --          $     --           $(762.9)          $4,190.9
EBIT (a):
    1999               $1,055.3            $ 197.1          $( 46.2)         $( 122.7)                            $1,083.5
    1998               $1,171.2            $ 212.4          $( 93.3)         $( 139.8)                            $1,150.5
Total Assets:
    1999              $10,664.5(b)        $1,857.9           $238.9            $424.6                            $13,185.9
    1998              $10,001.9           $1,728.7           $222.3            $395.1                            $12,348.0

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

         On April 23, 1999, the Company and Grays Ferry Cogeneration Partnership (Grays Ferry) entered into a final settlement of litigation, subject to the resolution of certain issues. The settlement resulted in a restructuring of the power purchase agreements between the Company and Grays Ferry. The settlement also required the Company to contribute its partnership interest in Grays Ferry to the remaining partners. Accordingly, in the first quarter, the Company recorded a charge to earnings of $14.6 million for the transfer of its partnership interest. The charge for the partnership interest transfer is recorded in Other Income and Deductions on the Company's Consolidated Statements of Income. The settlement also resolved the litigation with Westinghouse Power Generation and the Chase Manhatten Bank.

         During the third quarter of 1999, the Company revised its estimate for losses associated with the Grays Ferry power purchase agreements and reversed approximately $26 million of reserves, which consisted of the remaining balance of the reserve recognized in 1997.

         At December 31, 1998, the Company incurred a charge of $125 million for its Early Retirement and Separation Program relating to 1,157 employees. The reserve for separation benefits was approximately $47 million, of which $24 million was paid through September 30, 1999. Retirement benefits are being paid to the retirees over their lives. Of the 1,157 employees,

343 were eligible for and have taken the retirement incentive program and 374 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.


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

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                                                                      Percentage Dollar Changes
                                                                                                     1999 vs. 1998
        Quarter                 Nine Months                                               Quarter               Nine Months
         Ended                     Ended                                                   Ended                   Ended
      September 30,            September 30,                                            September 30,             September 30,
      1999     1998           1999     1998
      ----     ----           ----     ----
       97%     97%             91%       92%      Electric                                   (3%)                    (1%)
        3%      3%              9%        8%      Gas                                         1%                     11%
      ----    ----            ----      ----
      100%    100%            100%      100%      Total Operating Revenues                   (3%)                    --
      ----    ----            ----      ----

       45%     41%             41%       35%      Fuel and Energy Interchange                 6%                     18%
       19%     17%             23%       20%      Operating and Maintenance                  10%                     15%
        3%      8%              4%       11%      Depreciation and Amortization             (63%)                   (64%)
        4%      3%              5%        5%      Taxes Other Than Income                    44%                     (5%)
      ----    ----            ----      ----
       71%     69%             73%       71%      Total Operating Expenses                   (1%)                     3%
      ----    ----            ----      ----

       29%     31%             27%       29%      Operating Income                          (10%)                    (7%)
      ----    ----            ----      ----

       (7%)    (5%)            (7%)      (6%)     Interest Charges                           27%                     14%
                                                  Equity in Losses of
       --      (1%)            (1%)      (1%)       Unconsolidated Affiliates               (62%)                   (29%)
       (1%)    --              (1%)      (1%)     Other Income and Deductions               263%                     95%
      ----    ----            ----      ----

                                                  Income Before Income Taxes and
       21%     25%             18%       21%        Extraordinary Item                      (18%)                   (12%)
        8%     10%              6%        8%      Income Taxes                              (21%)                   (15%)
      ----    ----            ----      ----
       13%     15%             12%       13%      Income Before Extraordinary Item          (16%)                   (10%)
       --      --              (1%)      --       Extraordinary Item                         --                      --
      ----    ----            ----      ----
       13%     15%             11%       13%      Net Income                                (16%)                   (15%)
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

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense increased $53 million, or 6%, for the quarter ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 45% as compared to 41% in the comparable prior year period. The increase was attributable to higher fuel and energy interchange expenses associated with the distribution business unit of $40 million and the generation business unit of $13 million. The increase from the distribution business unit was attributable to $24 million of PJM network transmission service charges and $16 million of purchases in the spot market. The increase from the generation business unit was primarily attributable to $259 million related to increased volume from Exelon Energy sales, offset by $219 million of fuel savings from wholesale operations as a result of lower volume and efficient operation of the Company's generating assets and lower PJM network transmission service charges of $39 million and the reversal of $27 million in reserves associated with the Grays Ferry Cogeneration Partnership (Grays Ferry) in connection with the final settlement of litigation and expected prices of electricity over the remaining life of the power purchase agreements.

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

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in losses of unconsolidated affiliates was $2 million for the quarter ended September 30, 1999 which is consistent with the same 1998 period. The quarter ended September 1999 includes interest income earned on the unused portion of the transition bond proceeds of $8 million offset by a settlement of a purchase power agreement in the third quarter of 1998.

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

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense increased $264 million, or 18%, for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, fuel and interchange expenses were 41% as compared to 35% in the comparable prior year period. The increase was attributable to higher fuel and energy interchange expenses associated with the distribution business unit of $160 million and the generation business unit of $104 million. The increase from the distribution business unit was attributable to $75 million of PJM network transmission service charges, $64 million of purchases in the spot market and $21 million of additional volume related to new and existing customers. The increase from the generation business unit was primarily attributable to $453 million related to increased volume from Exelon Energy sales, partially offset by $252 million of fuel savings from wholesale operations as a result of lower volume and efficient operation of the Company's generating assets, lower PJM network transmission service charges of $78 million, and $19 million of fuel savings associated with the full return to service of the Salem Generating Station (Salem) in April 1998 which decreased the need to purchase power to replace the output from these units and the reversal of $27 million in reserves associated with Grays Ferry in connection with the final settlement of litigation and expected prices of electricity over the remaining life of the power purchase agreements.

Operating and Maintenance Expense
         O&M expense increased $126 million, or 15% for the nine months ended September 30, 1999 compared to the same 1998 period. As a percentage of revenue, operating and maintenance expenses were 23% as compared to 20% in the comparable prior year period. The generation business unit's O&M expenses increased $89 million primarily as a result of $48 million related to the revised Clinton management agreement, $8 million associated with the Salem inventory write-off for excess and obsolete inventory, $7 million related to the true-up of 1998 reimbursement of joint-owner expenses, $15 million of charges related to the abandonment of two information systems and $17 million related to the growth of unregulated retail sales of electricity. These decreases were partially offset by $10 million of lower O&M expenses as a result of the full return to service of Salem in April 1998. The distribution business unit's O&M expenses increased $15 million primarily as a result of $11 million of additional expenses related to restoration activities as a result of Hurricane Floyd. The ventures business unit's O&M expenses increased $15 million related to the infrastructure services business. In addition, the Company incurred additional costs of $20 million associated with Year 2000 remediation expenditures and $12 million related to nuclear property insurance, partially offset by $17 million of lower pension expense as a result of the performance of the investments in the Company's pension plan and lower administrative and general expenses of $10 million.

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

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings of unconsolidated affiliates was a loss of $1 million for the nine months ended September 30, 1999 as compared to a loss of $12 million in the same 1998 period. The decrease of $11 million was primarily attributable to a $10 million write-off of a non-regulated business venture in the prior year period and interest income of $22 million earned on the unused portion of the transition bond proceeds, partially offset by a $15 million write-off of the investment in Grays Ferry in connection with the settlement of litigation and a settlement of a power purchase agreement in the third quarter of 1998.


Income Taxes
         The effective tax rate was 37.2% for the nine months ended September 30, 1999 as compared to 38.5% in the same 1998 period. The decrease in the effective tax rate was primarily attributable to an income tax benefit of approximately $11 million related to the favorable resolution of certain outstanding issues in connection with the settlement of an Internal Revenue Service audit and tax benefits associated with the implementation of state tax planning strategies, partially offset by the non-recognition for state income tax purposes of certain operating losses.

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



DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities decreased $407 million to $642 million for the nine months ended September 30, 1999 as compared to $1,049 million in the same 1998 period. The decrease was primarily attributable to less cash generated by operations of $264 million and changes in working capital of $164 million, principally related to accounts receivable from unregulated energy sales.

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