Form 10-K/A
period 1999-12-31
PECO ENERGY CO
filed 2000-04-28
CIK 78100

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-K/A

       /X/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR
      / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
   For the transition period from ___________________ to ___________________
                         Commission File Number 1-1401
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

  55/8% Series due 2001     63/8% Series due 2005     73/8% Series due 2001     61/2% Series due 2003

Cumulative Preferred Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges):
  $4.68 Series        $4.40 Series        $4.30 Series        $3.80 Series
Common Stock -- without par value (Listed on the New York and Philadelphia Stock Exchanges)
Trust Receipts of PECO Energy Capital Trust II, each representing an 8.00% Cumulative Monthly Income Pre ferred Security, Series C, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Company (Listed on the New York Stock Exchange)
Trust Receipts of PECO Energy Capital Trust III, each representing an 7.38% Cumulative Preferred Security,
Series D, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by the Com pany (Listed on the New York Stock Exchange)

          Securities registered pursuant to Section 12(g) of the Act:

Cumulative Preferred Stock--without par value:
  $7.48 Series        $6.12 Series

                             ---------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---   ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amend ment to this Form 10-K. / /
     The aggregate market value of the registrant's common stock (only voting stock) held by non- affiliates of the registrant was $6,895,064,888 at March 24, 2000.
     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. Common Stock-- without par value: 181,449,076 shares outstanding at March 24, 2000.
================================================================================

                               TABLE OF CONTENTS

                                                                                           Page No.
                                                                                          ---------
PART I
 ITEM 1.   BUSINESS ....................................................................       1
           General .....................................................................       1
           Distribution Business Unit ..................................................       2
             General ...................................................................       2
             Retail Electric Services ..................................................       2
             Transmission Services .....................................................       6
             Gas .......................................................................       6
           Generation Business Unit ....................................................       7
             General ...................................................................       7
             Generation Assets .........................................................       7
             Limerick Generating Station ...............................................       9
             Peach Bottom Atomic Power Station .........................................      10
             Salem Generating Station ..................................................      11
             Fuel ......................................................................      11
             Power Marketing Group .....................................................      13
             Unregulated Retail Energy Supplier ........................................      14
             AmerGen Energy Company, LLC ...............................................      15
           Ventures Business Unit ......................................................      15
             Exelon Infrastructure Services, Inc .......................................      15
             Telecommunications Ventures ...............................................      15
           PECO Energy Transition Trust, PECO Energy Capital Corp. and Related Entities       15
           Segment Information .........................................................      16
           Competition .................................................................      16
           Year 2000 Readiness Disclosure ..............................................      16
           Capital Requirements ........................................................      17
           Construction ................................................................      18
           Employee Matters ............................................................      18
           Environmental Regulations ...................................................      18
             Water .....................................................................      19
             Air .......................................................................      19
             Solid and Hazardous Waste .................................................      21
             Costs .....................................................................      23
 ITEM 2.   PROPERTIES ..................................................................      24
 ITEM 3.   LEGAL PROCEEDINGS ...........................................................      25
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................      26
PART II
 ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS .......................................................      26
 ITEM 6.   SELECTED FINANCIAL DATA .....................................................      27
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS .................................................      29
 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................      45
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................................      47
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE ..................................................      79
PART III
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ..........................      79
 ITEM 11.  EXECUTIVE COMPENSATION ......................................................      85
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT ................................................................      90
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................      91
PART IV
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K ...............................................................      92
           Financial Statements and Financial Statement Schedule .......................      92
           SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS .............................      93
           Exhibits ....................................................................      94
           Reports on Form 8-K .........................................................      97
SIGNATURES ...........................................................................        98

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


                                    TABLE 1
                             Annual Stranded Cost
                            Amortization And Return

                                                                   Revenue Excluding
              Annual             CTC                               Gross Receipts Tax
   Year        Sales        and/or ITC(2)           Total           Return @ 10.75%      Amortization
   ----        -----        -------------           -----           ---------------      ------------
              MWh(1)            $/kWh               ($000)               ($000)             ($000)
  1999     33,569,358      $0.0172 (3)           $  551,988(3)        $  566,134(3)       $ (14,146)
  2000     33,837,913       0.0192                  621,102              564,222             56,879
  2001     34,108,616       0.0233 (4)              761,097(4)           490,417(4)         270,680
  2002     34,381,485       0.0251                  825,004              516,869            308,135
  2003     34,656,537       0.0247                  818,352              482,401            335,951
  2004     34,933,789       0.0243                  811,540              444,798            366,742
  2005     35,213,260       0.0240                  807,933              403,555            404,378
  2006     35,494,966       0.0266                  902,623              353,070            549,553
  2007     35,778,925       0.0266                  909,844              290,627            619,217
  2008     36,065,157       0.0266                  917,123              220,312            696,811
  2009     36,353,678       0.0266                  924,459              141,229            783,231
  2010     36,644,507       0.0266                  931,855               52,381            879,474


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

                                    TABLE 2


   Schedule of System-Wide Average Rates (dollars per kilowatthour (kWh))(1)



                                                                 T&D               CTC           Shopping      Generation
   Effective Date      Transmission(2)     Distribution        Rate Cap       and/or ITC(3)       Credit        Rate Cap
   --------------      ---------------     ------------        --------       -------------       ------        --------
                            (1)                (2)           (3)=(1) + (2)        (4)               (5)       (6)=(4) + (5)
  January 1, 1999      $ 0.0045           $  0.0253         $  0.0298        $  0.0172             $ 0.0446    $ 0.0618
  January 1, 2000        0.0045              0.0253            0.0298           0.0192               0.0446      0.0638
  January 1, 2001        0.0045              0.0253            0.0298           0.0233(4)            0.0447      0.0680(4)
  January 1, 2002        0.0045              0.0253            0.0298           0.0251               0.0447      0.0698
  January 1, 2003        0.0045              0.0253            0.0298           0.0247               0.0451      0.0698
  January 1, 2004        0.0045              0.0253            0.0298           0.0243               0.0455      0.0698
  January 1, 2005        0.0045(5)           0.0253(5)         0.0298(5)        0.0240               0.0458      0.0698
  January 1, 2006          N/A                N/A               N/A             0.0266               0.0485      0.0751
  January 1, 2007          N/A                N/A               N/A             0.0266               0.0535      0.0801
  January 1, 2008          N/A                N/A               N/A             0.0266               0.0535      0.0801
  January 1, 2009          N/A                N/A               N/A             0.0266               0.0535      0.0801
  January 1, 2010          N/A                N/A               N/A             0.0266               0.0535      0.0801


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

Generation Assets

     The net installed electric generating capacity (summer rating) of the Company and its subsidiaries at December 31, 1999 was as follows:

                 Type of Capacity                    Megawatts(MW)     % of Total
                 ----------------                    -------------     ----------
       Nuclear ..................................        4,154            44.7%
       Mine-mouth, coal-fired ...................          709             7.6
       Service-area, coal-fired .................          725             7.8
       Oil-fired ................................        1,176            12.7
       Gas-fired ................................          261             2.8
       Hydro (includes pumped storage) ..........        1,422            15.3
       Internal combustion ......................          849             9.1
                                                         -----           -----
       Total ....................................        9,296(1)        100.0%
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

     As a result of several BWRs experiencing clogging of some emergency core cooling system suction strainers, which are part of the water supply system for emergency cooling of the reactor core, the NRC issued a bulletin in May 1996 to operators of BWRs requesting that measures be taken to minimize the potential for clogging. The NRC proposed three resolution options, including the installation of large capacity passive strain-ers, with a request that actions be completed by the end of the unit's first refueling outage after January 1997. Strainers have been installed at Peach Bottom Units No. 2 and No. 3 and Limerick Units No. 1 and No. 2.

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


Fuel

     The following table shows the Company's sources of electric output for 1999 and as estimated for 2000:

                                                                       1999       2000 (Est.)
                                                                    ----------   ------------
       Nuclear ..................................................       41.3%         42.1%
       Mine-mouth, coal-fired ...................................        6.8           6.8
       Service-area, coal-fired .................................        3.5           4.2
       Oil-fired ................................................        1.8           1.7
       Hydro (includes pumped storage) ..........................        1.2           1.6
       Internal combustion ......................................        0.1           0.2
       Purchased, interchange and nonutility generated ..........       45.3          43.4
                                                                       -----         -----
                                                                       100.0%        100.0%
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


Capital Requirements

     The following table shows the Company's most recent estimate of capital requirements for 2000:


                                                               (Millions of $)
                                                              ----------------
     Construction .........................................        $  517
     New ventures (1) .....................................           410
     Long-term debt maturities and sinking funds ..........           127
                                                                   ------
     Total capital requirements ...........................        $1,054
                                                                   ======


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

     The following table sets forth the Company's ratios of earnings to fixed charges and the ratios of earnings to combined fixed charges and preferred stock dividends for the periods indicated:


                                                   1999        1998        1997        1996        1995
                                                ---------   ---------   ---------   ---------   ---------
Ratio of Earnings to Fixed Charges ..........     3.42        3.60        2.71        3.29        3.41
Ratio of Earnings to Combined Fixed Charges
 and Preferred Stock Dividends ..............     3.24        3.40        2.50        3.04        3.12

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

     For additional information, see ITEM 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations.


Construction

     The following table shows the Company's most recent estimate of capital expenditures for plant additions and improvements for 2000:


                                            (Millions of $)
                                           ----------------
Electric:
 Production ............................         $175
 Nuclear fuel ..........................           95
 Transmission and distribution .........          195
                                                 ----
   Total electric ......................          465
Gas ....................................           40
Other ..................................           12
                                                 ----
 Total .................................         $517
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


The following table sets forth the Company's net electric generating capacity by station at December 31, 1999:




                                                                       Net Generating         Estimated
                                                                        Capacity (1)          Retirement
           Station                           Location                   (Kilowatts)              Year
           -------                           --------                   -----------              ----
Nuclear
 Limerick ..................  Limerick Twp., PA ...................     2,284,000              2024, 2029
 Peach Bottom ..............  Peach Bottom Twp., PA ...............       928,000(2)           2013, 2014
 Salem .....................  Hancock's Bridge, NJ ................       942,000(2)           2016, 2020
Hydro
 Conowingo .................  Harford Co., MD .....................       512,000              2014
Pumped Storage
 Muddy Run .................  Lancaster Co., PA ...................       910,000              2014
Fossil (Steam Turbines)
 Cromby ....................  Phoenixville, PA ....................       345,000               (3)
 Delaware ..................  Philadelphia, PA ....................       250,000               (3)
 Eddystone .................  Eddystone, PA .......................     1,341,000              2009, 2010, 2011
 Schuylkill ................  Philadelphia, PA ....................       166,000               (3)
 Conemaugh .................  New Florence, PA ....................       352,000(2)           2005, 2006
 Keystone ..................  Shelocta, PA ........................       357,000(2)           2002, 2003
Fossil (Gas Turbines)
 Chester ...................  Chester, PA .........................        39,000               (3)
 Croydon ...................  Bristol Twp., PA ....................       380,000               (3)
 Delaware ..................  Philadelphia, PA ....................        56,000               (3)
 Eddystone .................  Eddystone, PA .......................        60,000               (3)
 Fairless Hills ............  Falls Twp., PA ......................        60,000               (3)
 Falls .....................  Falls Twp., PA ......................        51,000               (3)
 Moser .....................  Lower Pottsgrove Twp., PA. ..........        51,000               (3)
 Pennsbury .................  Falls Twp., PA ......................         6,000               (3)
 Richmond ..................  Philadelphia, PA ....................        96,000               (3)
 Schuylkill ................  Philadelphia, PA ....................        30,000               (3)
 Southwark .................  Philadelphia, PA ....................        52,000               (3)
 Salem .....................  Hancock's Bridge, NJ. ...............        16,000(2)            (3)
Fossil (Internal Combustion)
 Cromby. ...................  Phoenixville, PA ....................         2,700               (3)
 Delaware ..................  Philadelphia, PA ....................         2,700               (3)
 Schuylkill ................  Philadelphia, PA ....................         2,800               (3)
 Conemaugh .................  New Florence, PA ....................         2,300(2)           2006
 Keystone ..................  Shelocta, PA ........................         2,300(2)           2003
                                                                        -----------
   Total ...................                                            9,296,800

------------
(1) Summer rating.
(2) Company portion.
(3) Retirement dates are under on-going review by the Company. Current plans call for the continued operation of these units beyond 2000.


     The following table sets forth the Company's major transmission and distribution lines in service at December 31, 1999:

Voltage in Kilovolts (Kv)                Conductor Miles
-------------------------                ---------------
  Transmission:
  500 Kv ............................            891
  220 Kv ............................          1,634
  132 Kv ............................             15
  66 Kv .............................            570
  33 Kv and below ...................             29
  Distribution:
  33 Kv and below ...................         48,222


     At December 31, 1999, the Company's principal electric distribution system included 21,009 pole-line miles of overhead lines and 21,002 cable miles of underground cables.


     The following table sets forth the Company's gas pipeline miles at December 31, 1999:


                                       Pipeline Miles
                                      ---------------
  Transmission ....................            28
  Distribution ....................         5,884
  Service piping ..................         4,726
                                            -----
  Total ...........................        10,638
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

     The Company owns an office building in downtown Philadelphia, in which it maintains its headquarters, and also owns or leases elsewhere in its service area a number of properties which are used for office, service and other purposes. Information regarding rental and lease commitments is incorporated herein by reference to Note 6 of Notes to Consolidated Financial Statements included in ITEM 8. -- Financial Statements and Supplementary Data.

     The Company maintains property insurance against loss or damage to its principal plants and properties by fire or other perils, subject to certain exceptions. Although it is impossible to determine the total amount of the loss that may result from an occurrence at a nuclear generating station, the Company maintains its $2.75 billion proportionate share for each station. Under the terms of the various insurance agreements, the Company could be assessed up to $30 million for property losses incurred at any plant insured by the insurance companies. For additional information, see ITEM 1. Business -- Generation Business Unit-Nuclear. The Company is self-insured to the extent that any losses may exceed the amount of insurance maintained. Any such losses could have a material adverse effect on the Company's financial condition and results of operations.


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

                                               1999                                                  1998
                      ------------------------------------------------------ -----------------------------------------------------
                          Fourth         Third        Second        First       Fourth       Third        Second         First
                         Quarter        Quarter      Quarter       Quarter     Quarter      Quarter       Quarter       Quarter
                         -------        -------      -------       -------     -------      -------       -------       -------
High price .........    $38 13/16      $44 3/16      $50 1/2      $46 7/16     $42          $36 3/4      $30 5/8       $24 11/16
Low price ..........    $31 1/2        $35 7/8       $41 7/8      $35 1/4      $36 1/2      $28 1/2      $21 3/16      $18 7/8
Close ..............    $34 3/4        $37 1/2       $41 7/8      $46 1/4      $41 3/4      $36 3/4      $29 3/16      $22 1/8
Dividends ..........    $  0.25        $  0.25       $  0.25      $  0.25      $  0.25      $  0.25      $   0.25      $  0.25

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

                                                                     For the Years Ended December 31,
                                             --------------------------------------------------------------------------------
                                                1999         1998          1997           1996          1995          1994
                                                ----         ----          ----           ----          ----          ----
                                                                   (In Millions, except per share data)
Statement of Income Data:
Operating Revenues .......................    $ 5,437      $ 5,263       $  4,601      $  4,284      $  4,186      $  4,041
Operating Income .........................      1,409        1,286          1,006         1,249         1,401         1,064
Income before Extraordinary Item .........        619          532            337           517           610           427
Extraordinary Item (net of income
 taxes) ..................................        (37)         (20)        (1,834)           --            --            --
Net Income (Loss) ........................        582          513         (1,497)          517           610           427
Earnings (Loss) Applicable to Com-
 mon Stock ...............................        570          500         (1,514)          499           587           389
Earnings per Average Common Share:
Income Before Extraordinary Item .........    $  3.10      $  2.33       $   1.44      $   2.24      $   2.64      $   1.76
Extraordinary Item .......................     ( 0.19)      ( 0.09)       (  8.24)           --            --            --
                                              -------      -------       --------      --------      --------      --------
Net Income (Loss) ........................    $  2.91      $  2.24      $   (6.80)     $   2.24      $   2.64      $   1.76
                                              =======      =======      =========      ========      ========      ========
Dividends per Common Share ...............    $  1.00      $  1.00      $    1.80      $  1.755      $   1.65      $  1.545
                                              =======      =======      =========      ========      ========      ========
Common Stock Equity ......................    $  9.78      $ 13.61      $   12.25      $ 20.88       $  20.40      $ 19.41
                                              =======      =======      =========      ========      ========      ========
Average Shares of Common Stock
 Outstanding .............................     196.3        223.2          222.5        222.5          221.9        221.6
                                              =======      =======      =========      ========      ========      ========

                                                                       At December 31,
                                         ---------------------------------------------------------------------------
                                            1999         1998         1997         1996         1995         1994
                                            ----         ----         ----         ----         ----         ----
                                                                        (In Millions)
Balance Sheet Data:
Current Assets .......................    $ 1,213      $   582      $ 1,003      $   420      $   426      $   427
Property, Plant and Equipment, net          5,045        4,804        4,671       10,942       10,939       11,003
Deferred Debits and Other Assets .....      6,862        6,662        6,683        3,899        3,944        3,992
                                          -------      -------      -------      -------      -------      -------
Total Assets .........................    $13,120      $12,048      $12,357      $15,261      $15,309      $15,422
                                          =======      =======      =======      =======      =======      =======
Current Liabilities ..................    $ 1,304      $ 1,735      $ 1,619      $ 1,103      $ 1,052      $   850
Long-Term Debt .......................      5,969        2,920        3,853        3,936        4,199        4,786
Deferred Credits and Other
 Liabilities .........................      3,753        3,756        3,576        4,982        4,933        4,892
COMRPS ...............................        128          349          352          302          302          221
Mandatorily Redeemable Preferred
 Stock ...............................         56           93           93           93           93           93
Shareholders' Equity .................      1,910        3,195        2,864        4,845        4,730        4,580
                                          -------      -------      -------      -------      -------      -------
Total Liabilities and Shareholders'
 Equity ..............................    $13,120      $12,048      $12,357      $15,261      $15,309      $15,422
                                          =======      =======      =======      =======      =======      =======

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


     The Company expects that competition for both retail and wholesale generation services will substantially affect its future results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook."


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

Significant Operating Items

    Revenue and Expense                                                       Percentage
   Items as a Percentage                                                    Dollar Changes
    of Operating Revenue                                                   1999-        1998-
  1999      1998      1997                                                  1998        1997
--------  --------  --------                                            -----------  ----------
   89%       92%       90%    Electric                                        --%         16%
    9%        8%       10%    Gas                                             11%         (4%)
    2%       --%       --%    Infrastructure Services                        100%         --%
   --        ---       ---
  100%      100%      100%    Total Operating Revenues                         3%         14%
  ===       ===       ===
   39%       34%       28%    Fuel and Energy Interchange                     19%         39%
   25%       22%       31%    Operating and Maintenance                       22%        (20%)
   --%        2%       --%    Early Retirement and Separation               (100%)       100%
                               Programs
    4%       12%       13%    Depreciation and Amortization                  (63%)        11%
    5%        5%        7%    Taxes Other Than Income                         (6%)       (10%)
  ---       ---       ---
   73%       75%       79%    Total Operating Expenses                         1%         10%
  ---       ---       ---
   27%       25%       21%    Operating Income                                10%         28%
  ---       ---       ---
   (8%)      (7%)      (8%)   Interest Charges                                15%         (6%)
   (1%)      (1%)      --%    Equity in Losses of Telecommunications         (30%)       283%
                               Investments
   --%       (1%)       1%    Other Income and Deductions                    188%       (217%)
  ----      ---       ---
   18%       16%       14%    Income Before Income Taxes and                  15%         35%
                               Extraordinary Item
    7%        6%        6%    Income Taxes                                    12%          9%
  ---       ---       ---
   11%       10%        8%    Income Before Extraordinary Item                16%         58%
  ===       ===       ===

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


     In 1998, the Company incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees across the Company who were considered excess or were in job classifications facing reduction. Of the 1,157 employees, 711 were eligible for and agreed to take the retirement incentive program. The remaining employees were eligible for the enhanced severance benefit program. As of December 31, 1999, 494 employees were eligible for and have taken the retirement incentive program and 433 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.


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


     Cash flows used in investing activities were $885 million in 1999 as compared to $521 million in 1998 and $604 million in 1997. Expenditures under the Company's construction program increased by $76 million to $491 million in 1999. The Company acquired six infrastructure services companies for $222 million and made investments in and advances to joint ventures of $118 million. Net funds invested in other activities in 1999 were $54 million, including $29 million for nuclear plant decommissioning trust fund contributions, $22 million for costs of removal of retired plant and $15 million for other investments, partially offset by proceeds from the sale of investments of $12 million.


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

     The Company's recovery of stranded costs is based on the level of transition charges established in the Final Restructuring Order and the projected annual retail sales in the Company's service territory. Recovery of transition charges for stranded costs and the Company's allowed return on its recovery of stranded costs are included in operating revenue. In 1999, CTC revenue was $565 million and is scheduled to increase to $932 million by 2010, the final year of stranded cost recovery. Amortization of the Company's stranded cost recovery, which is a regulatory asset, will be included in depreciation and amortization beginning in 2000. As provided by the Final Restructuring Order, there was no amortization of this regulatory asset in 1999. The amortization expense for 2000 will be approximately $43 million and will increase to $879 million by 2010.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which delayed the effective date for SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 in the first quarter of 2001. The Company is in the process of evaluating the impact of SFAS No. 133 on its financial statements.

Year 2000 Readiness Disclosure

     During 1999 and 1998, the Company successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

     The Y2K Project was divided into four main sections -- Information Technology Systems (IT Systems), Embedded Technology (devices to control, monitor or assist the operation of equipment, machinery or plant), Supply Chain (third-party suppliers and customers) and Contingency Planning. The IT Systems section included both the conversion of applications software that was not Y2K-ready and the replacement of software when available from the supplier. The Supply Chain section included the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Y2K issue.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                       Report of Independent Accountants

To the Shareholders and Board of Directors of PECO Energy Company:


In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14(a)1. present fairly, in all material respects, the financial position of PECO Energy Company and Subsidiary Companies at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


Philadelphia, PA
February 29, 2000, except for
certain information included
in Notes 2 and 4, for which
the dates are March 24, 2000
and March 16, 2000, respectively.

                 PECO Energy Company and Subsidiary Companies
                       Consolidated Statements of Income

                                                                           For the Years Ended December 31,
                                                        ----------------------------------------------------------------------
                                                             1999                       1998                        1997
                                                             ----                       ----                        ----
                                                                         In Thousands, except per share data
 Operating Revenues
  Electric ..........................................   $4,847,126                   $4,829,639                 $  4,149,845
  Gas ...............................................     481,069                       432,893                      451,232
  Infrastructure Services ...........................     108,558                            --                           --
                                                        ----------                   ----------                 ------------
   Total Operating Revenues .........................   5,436,753                     5,262,532                    4,601,077
 Operating Expenses
  Fuel and Energy Interchange .......................   2,145,175                     1,795,887                    1,290,164
  Operating and Maintenance .........................   1,383,885                     1,134,579                    1,414,596
  Early Retirement and Separation Programs ..........          --                       124,200                           --
  Depreciation and Amortization .....................     236,790                       642,842                      580,595
  Taxes Other Than Income ...........................     261,732                       279,515                      310,091
                                                        ----------                   ----------                 ------------
   Total Operating Expenses .........................   4,027,582                     3,977,023                    3,595,446
 Operating Income ...................................   1,409,171                     1,285,509                    1,005,631
 Other Income and Deductions
  Interest Expense ..................................    (395,670)                     (330,842)                    (372,857)
  Company Obligated Mandatorily Redeemable
   Preferred Securities of a Partnership,
   which holds Solely Subordinated Debentures
   of the Company ...................................     (21,162)                      (30,694)                     (28,990)
  Allowance for Funds Used During
   Construction .....................................       3,891                         3,522                       21,771
  Settlement of Salem Litigation ....................          --                            --                       69,800
  Equity in Losses of Telecommunications
   Investments ......................................     (37,857)                      (54,385)                     (14,195)
  Other, Net ........................................      18,611                       (21,078)                     (51,833)
                                                        ----------                   ----------                 ------------
   Total Other Income and Deductions ................    (432,187)                     (433,477)                    (376,304)
                                                        ----------                   ----------                 ------------
 Income Before Income Taxes and
  Extraordinary Item ................................     976,984                       852,032                      629,327
 Income Taxes .......................................     357,998                       319,654                      292,769
                                                        ----------                   ----------                 ------------
 Income Before Extraordinary Item ...................     618,986                       532,378                      336,558
 Extraordinary Item (net of income taxes of $25,415,
  $13,757, and $1,290,961 for 1999, 1998, and 1997,
  respectively) .....................................     (36,572)                      (19,654)                  (1,833,664)
                                                        ----------                   ----------                 ------------
 Net Income (Loss) ..................................     582,414                       512,724                   (1,497,106)
 Preferred Stock Dividends ..........................      12,176                        13,109                       16,804
                                                        ----------                   ----------                 ------------
 Earnings (Loss) Applicable to Common Stock .........   $ 570,238                    $  499,615                 $ (1,513,910)
                                                        ==========                   ==========                 ============
 Average Shares of Common Stock Outstanding .........     196,285                       223,219                      222,543
                                                        ==========                   ==========                 ============
 Earnings Per Average Common Share:
  Basic:
   Income Before Extraordinary Item .................   $    3.10                    $     2.33                 $       1.44
   Extraordinary Item ...............................   $   (0.19)                   $    (0.09)                $      (8.24)
                                                        ----------                   ----------                 ------------
   Net Income (Loss) ................................   $    2.91                    $     2.24                 $      (6.80)
                                                        ==========                   ==========                 ============
  Diluted:
   Income Before Extraordinary Item .................   $    3.08                    $     2.32                 $       1.44
   Extraordinary Item ...............................   $   (0.19)                   $    (0.09)                $      (8.24)
                                                        ----------                   ----------                 ------------
   Net Income (Loss) ................................   $    2.89                    $     2.23                 $      (6.80)
                                                        ==========                   ==========                 ============
  Dividends per Common Share ........................   $    1.00                    $     1.00                 $       1.80
                                                        ==========                   ==========                 ============

     See Notes to Consolidated Financial Statements

                 PECO Energy Company and Subsidiary Companies

                     Consolidated Statements of Cash Flows



                                                                     For the Years Ended December 31,
                                                            --------------------------------------------------
                                                                  1999             1998             1997
                                                                  ----             ----             ----
                                                                               In Thousands
 Cash Flows from Operating Activities
 Net Income (Loss) ......................................    $    582,414      $  512,724       $ (1,497,106)
 Adjustments to reconcile Net Income (Loss) to Net
  Cash provided by Operating Activities:
   Depreciation and Amortization ........................         358,027         764,641            703,394
   Extraordinary Item (net of income taxes) .............          36,572          19,654          1,833,664
   Provision for Uncollectible Accounts .................          59,418          71,667             88,263
   Deferred Income Taxes ................................           7,511        (115,640)           (17,228)
   Amortization of Investment Tax Credits ...............         (14,301)        (18,066)           (18,201)
   Early Retirement and Separation Charge ...............              --         125,000                 --
   Deferred Energy Costs ................................          22,973           5,818             (5,652)
   Salem Litigation Settlement ..........................              --              --             69,800
   Equity in Losses of Telecommunications
     Investments ........................................          37,857          54,385             14,195
   Losses (Gains) on the Disposal of Assets, net ........          37,832              --                 --
   Other Items Affecting Operations .....................         (24,290)         (8,627)            63,847
 Changes in Working Capital:
   Accounts Receivable ..................................        (159,475)          2,576           (347,787)
   Repurchase of Accounts Receivable ....................        (150,000)             --                 --
   Inventories ..........................................         (43,390)         14,192             28,628
   Accounts Payable .....................................          63,861           8,971             93,881
   Other Current Assets and Liabilities .................          73,390          54,263             58,539
                                                             ------------      ----------       ------------
 Net Cash Flows provided by Operating Activities ........         888,399       1,491,558          1,068,237
                                                             ------------      ----------       ------------
 Cash Flows from Investing Activities
  Investment in Plant ...................................        (491,097)       (415,331)          (490,200)
  Exelon Infrastructure Services Acquisitions ...........        (222,492)             --                 --
  Investments in and Advances to Joint Ventures .........        (117,615)        (58,653)           (30,086)
  Proceeds from the Sale of Investments .................          12,226              --                 --
  Increase in Other Investments .........................         (66,467)        (46,742)           (83,261)
                                                             ------------      ----------       ------------
 Net Cash Flows used in Investing Activities ............        (885,445)       (520,726)          (603,547)
                                                             ------------      ----------       ------------
 Cash Flows from Financing Activities
  Issuance of Long-Term Debt, net of issuance costs .....       4,169,883          13,486            161,813
  Common Stock Repurchase ...............................      (1,705,319)             --                 --
  Retirement of Long-Term Debt ..........................      (1,343,334)       (841,755)          (283,303)
  Change in Short-Term Debt .............................        (388,319)        123,500            114,000
  Redemption of COMRPS ..................................        (221,250)        (80,794)                --
  Issuance of COMRPS ....................................              --          78,105             50,000
  Dividends on Preferred and Common Stock ...............        (208,059)       (236,307)          (417,383)
  Capital Lease Payments ................................        (138,998)        (59,923)           (39,100)
  Termination of Interest Rate Swap Agreements ..........          79,969              --                 --
  Prepayment Premiums ...................................         (48,307)        (27,250)                --
  Preferred Stock Redemptions ...........................         (37,091)             --            (61,895)
  Proceeds from Exercise of Stock Options ...............          13,951          50,700                117
  Loss on Reacquired Debt ...............................           6,454           6,753             22,752
  Other Items Affecting Financing .......................          (2,420)         17,332             (7,522)
                                                             ------------      ----------       ------------
 Net Cash Flows provided by (used in) Financing
  Activities ............................................         177,160        (956,153)          (460,521)
                                                             ------------      ----------       ------------
 Increase in Cash and Cash Equivalents ..................         180,114          14,679              4,169
                                                             ------------      ----------       ------------
 Cash and Cash Equivalents at beginning of period .......          48,083          33,404             29,235
                                                             ------------      ----------       ------------
 Cash and Cash Equivalents at end of period .............    $    228,197      $   48,083       $     33,404
                                                             ============      ==========       ============


     See Notes to Consolidated Financial Statements

                 PECO Energy Company and Subsidiary Companies
                          Consolidated Balance Sheets

                                                                                                At December 31,
                                                                                        -------------------------------
                                                                                             1999             1998
                                                                                             ----             ----
                                                                                                 In Thousands
                                         Assets
Current Assets
 Cash and Cash Equivalent ...........................................................    $    228,197     $    48,083
 Accounts Receivable, net
   Customer .........................................................................         396,453         181,210
   Other ............................................................................         295,011         129,546
 Inventories
   Fossil Fuel ......................................................................         112,739          92,288
   Materials and Supplies ...........................................................          93,077          82,068
 Deferred Energy Costs -- Gas .......................................................           6,874          29,847
 Other ..............................................................................          80,264          19,013
                                                                                         ------------     -----------
   Total Current Assets .............................................................       1,212,615         582,055
                                                                                         ------------     -----------
Property, Plant and Equipment, net ..................................................       5,045,008       4,804,469
Deferred Debits and Other Assets
 Competitive Transition Charge ......................................................       5,274,624       5,274,624
 Recoverable Deferred Income Taxes ..................................................         638,060         614,445
 Deferred Non-Pension Postretirement Benefits Costs .................................          84,421          90,915
 Investments ........................................................................         538,231         497,648
 Loss on Reacquired Debt ............................................................          70,711          77,165
 Goodwill, net ......................................................................         120,500              --
 Other ..............................................................................         135,339         107,042
                                                                                         ------------     -----------
   Total Deferred Debits and Other Assets ...........................................       6,861,886       6,661,839
                                                                                         ------------     -----------
   Total Assets .....................................................................    $ 13,119,509     $12,048,363
                                                                                         ============     ===========
                           Liabilities and Shareholders' Equity
Current Liabilities
 Notes Payable, Bank ................................................................    $    163,193     $   525,000
 Long-Term Debt Due Within One Year .................................................         127,762         361,523
 Capital Lease Obligations ..........................................................
 Due Within One Year ................................................................              13          69,011
 Accounts Payable ...................................................................         429,492         316,292
 Taxes Accrued ......................................................................         203,011         170,495
 Interest Accrued ...................................................................         119,200          61,515
 Deferred Income Taxes ..............................................................          14,584          14,168
 Other ..............................................................................         246,816         217,416
                                                                                         ------------     -----------
   Total Current Liabilities ........................................................       1,304,071       1,735,420
                                                                                         ------------     -----------
Long-Term Debt ......................................................................       5,968,658       2,919,592
Deferred Credits and Other Liabilities
 Capital Lease Obligations ..........................................................             455          85,297
 Deferred Income Taxes ..............................................................       2,410,769       2,376,792
 Unamortized Investment Tax Credits .................................................         285,698         299,999
 Pension Obligations ................................................................         212,198         219,274
 Non-Pension Postretirement Benefits Obligation .....................................         442,780         421,083
 Other ..............................................................................         400,686         354,037
                                                                                         ------------     -----------
   Total Deferred Credits and Other Liabilities .....................................       3,752,586       3,756,482
                                                                                         ------------     -----------
Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership, which
 holds Solely Subordinated Debentures of the Company ................................         128,105         349,355
Mandatorily Redeemable Preferred Stock ..............................................          55,609          92,700
Commitments and Contingencies (Note 6)
Shareholders' Equity
 Common Stock .......................................................................       3,575,514       3,557,035
 Preferred Stock ....................................................................         137,472         137,472
 Other Paid-In Capital ..............................................................           1,236           1,236
 Accumulated Deficit ................................................................        (102,742)       (500,929)
 Treasury Stock, at cost ............................................................      (1,705,015)             --
 Accumulated Other Comprehensive Income .............................................           4,015              --
                                                                                         ------------     -----------
   Total Shareholders' Equity .......................................................       1,910,480       3,194,814
                                                                                         ------------     -----------
Total Liabilities and Shareholders' Equity ..........................................    $ 13,119,509     $12,048,363
                                                                                         ============     ===========

                 See Notes to Consolidated Financial Statements

                 PECO Energy Company and Subsidiary Companies
                 Consolidated Statements of Changes in Common
                   Shareholders' Equity and Preferred Stock



                                                                                        Retained
                                                  Common Stock            Other         Earnings
                                            ------------------------     Paid-in      (Accumulated
         All Amounts in Thousands             Shares       Amount        Capital        Deficit)
------------------------------------------  ---------  -------------  -------------  --------------
Balance at January 1, 1997 ...............   222,542    $3,506,003       $ 1,326      $  1,138,652
Net Loss .................................                                              (1,497,106)
Other Comprehensive Income ...............
Comprehensive Income .....................
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates) ............                                                 (16,804)
 Common Stock ($1.80 per share) ..........                                                (400,579)
Capital Stock Activity:
 Expenses of Capital Stock Activity.......                                                      98
 Stock Repurchase Forward Contract                                                          (4,889)
 Long-Term Incentive Plan Issuances                5           117
 Preferred Stock Redemptions .............                                  (87)
                                             -------    ----------       ------       ------------
Balance at December 31, 1997 .............   222,547     3,506,120        1,239           (780,628)
Net Income ...............................                                                 512,724
Other Comprehensive Income ...............
Comprehensive Income .....................
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates) ............                                                 (13,109)
 Common Stock ($1.00 per share) ..........                                                (223,198)
Capital Stock Activity:
 Expenses of Capital Stock Activity.......                                                   2,731
 Stock Repurchase Forward Contract                                                          (7,677)
 Long-Term Incentive Plan Issuances            2,137        50,915             (3)           8,228
                                             -------    ----------       ---------    ------------
Balance at December 31, 1998 .............   224,684     3,557,035        1,236           (500,929)
Net Income ...............................                                                 582,414
Other Comprehensive Income:
 Unrealized Gain on Securities, net of
  $2,757 tax .............................
Comprehensive Income .....................
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates) ............                                                 (12,176)
 Common Stock ($1.00 per share) ..........                                                (195,883)
Capital Stock Activity:
 Stock Repurchase Forward Contract
  Settlement .............................                                                  12,118
 Repurchase of Common Stock ..............
 Long-Term Incentive Plan Issuances              670        18,479           --             11,714
                                             -------    ----------       ---------    ------------
 Preferred Stock Redemptions .............
Balance at December 31, 1999 .............   225,354    $3,575,514       $ 1,236      $   (102,742)
                                             =======    ==========       ========     ============

(RESTUBBED TABLE)

                                                                            Accumulated
                                                                               Other
                                                   Treasury Stock             Compre-         Compre-        Preferred Stock
                                            -----------------------------     hensive         hensive      -----------------
         All Amounts in Thousands             Shares          Amount          Income          Income         Shares    Amount
------------------------------------------  ----------  -----------------  ------------  ----------------  ---------  --------
Balance at January 1, 1997 ...............        --      $          --       $    --                --      2,921     $ 292,067
Net Loss .................................                                                 $ (1,497,106)
Other Comprehensive Income ...............                                                           --
                                                                                           ------------
Comprehensive Income .....................                                                   (1,497,106)
                                                                                           ============
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates) ............
 Common Stock ($1.80 per share) ..........
Capital Stock Activity:
 Expenses of Capital Stock Activity.......
 Stock Repurchase Forward Contract
 Long-Term Incentive Plan Issuances
 Preferred Stock Redemptions .............        --                 --                                       (619)      (61,895)
                                              ------             ------        ------                        -----      --------
Balance at December 31, 1997 .............        --                 --            --                        2,302       230,172
Net Income ...............................                                                      512,724
Other Comprehensive Income ...............                                                           --
                                                                                           ------------
Comprehensive Income .....................                                                      512,742
                                                                                           ============
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates) ............
 Common Stock ($1.00 per share) ..........
Capital Stock Activity:
 Expenses of Capital Stock Activity.......
 Stock Repurchase Forward Contract
 Long-Term Incentive Plan Issuances
                                              ------             ------        ------                      -------      --------
Balance at December 31, 1998 .............        --                 --            --                        2,302       230,172
Net Income ...............................                                                      582,414
Other Comprehensive Income:
 Unrealized Gain on Securities, net of
  $2,757 tax .............................                                      4,015             4,015
                                                                                           ------------
Comprehensive Income .....................                                                 $    586,429
                                                                                           ============
Cash Dividends Declared:
 Preferred Stock
  (at specified annual rates) ............
 Common Stock ($1.00 per share) ..........
Capital Stock Activity:
 Stock Repurchase Forward Contract
  Settlement .............................    24,489           (695,934)
 Repurchase of Common Stock ..............    22,610         (1,009,385)
 Long-Term Incentive Plan Issuances              (17)               304
 Preferred Stock Redemptions .............                                                                    (371)      (37,091)
                                              ------      -------------        ------                        -----      --------
Balance at December 31, 1999 .............    44,082      $  (1,705,015)      $ 4,015                        1,931     $ 193,081
                                              ======      =============       =======                        =====     =========

                 See Notes to Consolidated Financial Statements

                 PECO Energy Company and Subsidiary Companies

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


Accounting for the Effects of Regulation

     The Company accounts for all of its regulated electric and gas operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," requiring the Company to record the financial statement effects of the rate regulation to which such operations are currently subject. Use of SFAS No. 71 is applicable to the utility operations of the Company which meet the following criteria: (1) third-party regulation of rates; (2) cost-based rates; and (3) a reasonable assumption that all costs will be recoverable from customers through rates. The Company believes that it is probable that regulatory assets associated with these operations will be recovered. If a separable portion of the Company's business no longer meets the provisions of SFAS No. 71, the Company is required to eliminate the financial statement effects of regulation for that portion. Effective December 31, 1997, the Company determined that the electric generation portion of its business no longer met the criteria of SFAS No. 71 and, accordingly, implemented SFAS No. 101, "Regulated Enterprises -- Accounting for the Discontinuation of FASB Statement No. 71," for that portion of its business. See Note 5 -- Restructuring Charge.


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


Depreciation, Amortization and Decommissioning

     Depreciation is provided over the estimated service lives of property, plant, and equipment on a straight line basis. Annual depreciation provisions for financial reporting purposes, expressed as a percentage of average service life for each asset category are presented in the table below:

Asset Category                                                   1999         1998         1997
--------------                                                   ----         ----         ----
       Electric -- Transmission and Distribution ..........       1.83%        1.96%        1.88%
       Electric -- Generation .............................       5.12%        5.26%        3.90%
       Gas ................................................       2.36%        2.40%        2.33%
       Common .............................................       2.13%        4.54%        3.94%
       Other Property and Equipment .......................       8.61%        2.80%        1.97%


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


                                                                                         Intersegment
                  Distribution       Generation        Ventures         Corporate          Revenues       Consolidated
                 --------------   ---------------   --------------   ---------------   ---------------   -------------
Revenues:
1999              $ 3,256,718       $ 2,868,835       $  110,056       $        --      $   (798,856)    $ 5,436,753
1998              $ 3,778,264       $ 2,492,886       $       --       $        --      $ (1,008,618)    $ 5,262,532
1997              $ 3,831,453       $ 1,721,417       $       --       $        --      $   (951,793)    $ 4,601,077
EBIT:
1999              $ 1,381,686       $   238,825       $  (41,098)      $  (189,488)     $         --     $ 1,389,925
1998              $ 1,372,875       $   233,339       $ (138,605)      $  (257,563)     $         --     $ 1,210,046
1997              $ 1,754,385       $  (380,985)      $  (81,948)      $  (282,049)     $         --     $ 1,009,403
Depreciation and Amortization:
1999              $   107,686       $   125,154       $    3,950       $        --      $         --     $   236,790
1998              $   532,602       $   110,224       $       16       $        --      $         --     $   642,842
1997              $   100,988       $   479,301       $      306       $        --      $         --     $   580,595
Capital Expenditures:
1999              $   204,404       $   244,916       $    1,408       $    40,369      $         --     $   491,097
1998              $   174,974       $   205,081       $    6,271       $    29,005      $         --     $   415,331
1997              $   219,776       $   210,579       $    6,393       $    53,452      $         --     $   490,200
Total Assets:
1999              $10,293,379       $ 1,779,103       $  640,375       $   406,652      $         --     $13,119,509
1998              $ 9,759,174       $ 1,686,771       $  216,870       $   385,548      $         --     $12,048,363
1997              $10,008,820       $ 1,729,920       $  222,418       $   395,410      $         --     $12,356,568

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

     A summary, as of December 31, 1997, of the electric generation-related stranded costs and the amount of such stranded costs written off by the Company is shown in the following table:

In Thousands
Electric generation-related asset impairment determined pursuant to SFAS No. 121
 Net book value of electric generation-related assets before write-down ..................    $  7,115,155
 December 31, 1998 market value of electric generation-related assets pursuant to
   SFAS No. 121 ..........................................................................        (990,376)
Expected 1998 change in net plant recognized for recovery until cost-based rates cease
 at December 31, 1998 ....................................................................        (303,800)
                                                                                              ------------
Electric generation-related asset impairment .............................................       5,820,979
Electric generation-related regulatory assets
 Recoverable Deferred Income Taxes .......................................................       1,762,946
 Deferred Limerick Costs .................................................................         321,420
 Deferred Non-Pension Postretirement Benefits Other Than Pensions ........................         120,899
 Deferred Energy Costs - Electric ........................................................          92,021
 Loss on Reacquired Debt .................................................................         177,183
 Above-market component of a purchase power agreement ....................................          90,000
 Preliminary survey and investigation charges ............................................          38,173
 Deferred employee compensation absences .................................................          20,760
 Customer education program ..............................................................          31,547
 Other post-retirement employee benefit obligations ......................................           6,384
 Feasibility studies cost ................................................................           8,434
 Regulatory asset recognized for recovery until cost-based rates cease at December 31,
   1998 ..................................................................................         (91,497)
                                                                                              ------------

Total electric generation-related regulatory assets ......................................       2,578,270
                                                                                              ------------
Total electric generation-related stranded costs .........................................       8,399,249
Amounts approved for collection from customers
 (regulatory asset pursuant to EITF No. 97-4) ............................................      (5,274,624)
                                                                                              ------------
Total Extraordinary Item .................................................................    $  3,124,625
                                                                                              ============

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

     At December 31, 1999, the Company had long-term commitments, in megawatt hours (MWhs) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the tables below (in thousands):

                                   Power Only
                 -----------------------------------------------
                       Purchases                  Sales
                 ---------------------   -----------------------
                   MWhs      Dollars       MWhs        Dollars
                 -------   -----------   --------   ------------
  2000           8,389      $182,188      16,291    $  499,966
  2001           6,684       121,194       9,324       322,496
  2002           6,684       128,119       6,309       232,898
  2003           6,684       135,060       4,539       108,391
  2004           4,928       113,277       3,246        74,501
  Thereafter     2,936        82,500       6,396       152,521
                            --------                ----------
  Total                     $762,338                $1,390,773
                            ========                ==========


                   Capacity       Capacity      Transmission
                   Purchases        Sales          Rights
                  in Dollars     in Dollars      in Dollars
                 ------------   ------------   -------------
  2000           $   44,723       $ 62,971        $ 99,817
  2001              131,991         68,493          60,295
  2002              142,153         58,190          30,326
  2003              169,479         54,332          27,156
  2004              153,676         41,459          19,811
  Thereafter      1,355,200         66,714          19,811
                 ----------       --------        --------
  Total          $1,997,222       $352,159        $257,216
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

Leases

     Leased property included in property, plant and equipment was as follows:



                                           At December 31,
                                     ---------------------------
In Thousands                             1999           1998
------------                         -----------   -------------
Nuclear fuel .....................    $     --      $  523,325
Electric plant ...................       2,321           2,321
                                      --------      ----------
Gross leased property ............       2,321         525,646
Accumulated amortization .........      (1,853)       (371,338)
                                      --------      ----------
Net leased property ..............    $    468      $  154,308
                                      ========      ==========

     Amortization of leased property totaled $17 million, $60 million, and $39 million for the years ended December 31, 1999, 1998, and 1997, respectively. Interest expense on capital lease obligations was $3 million, $9 million, and $9 million in 1999, 1998, and 1997, respectively.

     Minimum future lease payments as of December 31, 1999 were:



                                                In Thousands
For the Years                       Capital      Operating
Ending December 31,                  Leases        Leases         Total
-------------------                 ---------   -------------   ----------
2000 ...........................    $   92        $ 48,421      $ 48,513
2001 ...........................        92          40,179        40,271
2002 ...........................        92          34,531        34,623
2003 ...........................        92          41,113        41,205
2004 ...........................        92          29,720        29,812
Remaining years ................       629         487,663       488,292
                                    ------        --------      --------
Total minimum future lease
 payments ......................    $1,089        $681,627      $682,716
                                                  ========      ========
Imputed interest (17%) .........      (621)
                                    ------
Present value of net minimum
 future lease payments .........    $  468
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

                                                                   Pension Benefits           Other Postretirement Benefits
                                                       -----------------------------------   -------------------------------
In Thousands                                                  1999               1998             1999             1998
----------------------------------------------------   ------------------   --------------   --------------   --------------
Change in Benefit Obligation
Net benefit obligation at beginning of year ........      $  2,309,586        $2,141,040       $  847,771       $  779,231
Service cost .......................................            28,780            30,167           18,756           18,375
Interest cost ......................................           153,740           153,644           57,518           53,924
Plan participants' contributions ...................                --                --              419              397
Plan amendments ....................................            25,000                --               --               --
Actuarial (gain)/loss ..............................          (299,667)          143,274          (76,651)          (8,260)
Curtailments .......................................                --           (73,330)              --           10,403
Settlements ........................................                --           (46,541)              --               --
Special termination benefits .......................                --           114,182               --           29,712
Gross benefits paid ................................          (163,496)         (152,850)         (49,329)         (36,011)
                                                          ------------        ----------       ----------       ----------
Net benefit obligation at end of year ..............      $  2,053,943        $2,309,586       $  798,484       $  847,771
                                                          ============        ==========       ==========       ==========
Change in Plan Assets
Fair value of plan assets at beginning of year .....      $  2,745,347        $2,538,039       $  223,285       $  178,045
Actual return on plan assets .......................           399,863           343,754           20,076           23,535
Employer contributions .............................               495            16,404           50,047           57,319
Plan participants' contributions ...................                --                --              419              397
Gross benefits paid ................................          (163,496)         (152,850)         (49,329)         (36,011)
                                                          ------------        ----------       ----------       ----------
Fair value of plan assets at end of year ...........      $  2,982,209        $2,745,347       $  244,498       $  223,285
                                                          ============        ==========       ==========       ==========
Funded status at end of year .......................      $    928,266        $  435,761       $ (553,986)      $ (624,486)
Unrecognized net actuarial (gain)/loss .............        (1,129,187)         (659,480)         (42,738)          37,617
Unrecognized prior service cost ....................            84,923            65,419               --               --
Unrecognized net transition obligation (asset) .....           (26,071)          (30,512)         153,944          165,786
                                                          ------------        ----------       ----------       ----------
Net amount recognized at end of year ...............      $   (142,069)       $ (188,812)      $ (442,780)      $ (421,083)
                                                          ============        ==========       ==========       ==========
Amounts recognized in the consolidated
 balance sheets consist of:
 Prepaid benefit cost ..............................      $     70,129        $   30,462          N/A              N/A
 Accrued benefit cost ..............................          (212,198)         (219,274)        (442,780)        (421,083)
                                                          ------------        ----------       ----------       ----------
Net amount recognized at end of year ...............      $   (142,069)       $ (188,812)      $ (442,780)      $ (421,083)
                                                          ============        ==========       ==========       ==========

                                                   Pension Benefits                     Other Postretirement Benefit
                                          ----------------------------------  ------------------------------------------------
                                             1999        1998        1997       1999             1998            1997
Weighted-average assumptions as
 of December 31,
Discount rate ..........................  8.00%       7.00%       7.25%         8.00%            7.00%            7.25%
Expected return on plan assets .........  9.50%       9.50%       9.50%         8.00%            8.00%            8.00%
Rate of compensation increase ..........  5.00%       5.00%       5.00%         5.00%            5.00%            5.00%
Health care cost trend on covered
 charges ...............................    N/A         N/A         N/A         8.00%            6.50%            7.00%
                                                                             decreasing       decreasing       decreasing
                                                                            to ultimate      to ultimate      to ultimate
                                                                           trend of 5.0%    trend of 5.0%    trend of 5.0%
                                                                              in 2006          in 2002          in 2002

                                                        Pension Benefits                     Other Postretirement Benefit
                                           -------------------------------------------  --------------------------------------
                                                1999           1998           1997          1999          1998         1997
Components of net periodic benefit
 cost (benefit)
Service cost ............................   $   28,780     $   30,167     $   25,368     $  18,756     $  18,375     $ 14,401
Interest cost ...........................      153,740        153,644        150,057        57,518        53,924       54,149
Expected return on assets ...............     (222,166)      (209,976)      (182,866)      (16,372)      (13,243)      (9,984)
Amortization of:
 Transition obligation (asset) ..........       (4,441)        (4,538)        (4,538)       11,842        14,882       14,882
 Prior service cost .....................        5,496          6,441          6,441            --            --           --
 Actuarial (gain)loss ...................       (7,657)        (7,028)        (3,898)           --            --           --
Curtailment charge (credit) .............           --        (62,002)            --            --        52,961           --
Settlement charge (credit) ..............           --        (13,439)            --            --            --           --
                                            ----------     ----------     ----------     ---------     ---------     --------
Net periodic benefit cost (benefit) .....   $  (46,248)    $ (106,731)    $   (9,436)    $  71,744     $ 126,899     $ 73,448
                                            ==========     ==========     ==========     =========     =========     ========
Special termination benefit charge .        $       --     $  114,182     $       --     $      --     $  29,712     $     --
                                            ==========     ==========     ==========     =========     =========     ========

Sensitivity of retiree welfare results
Effect of a one percentage point increase in assumed health care cost trend on total service and interest cost components ...................................................................  $  11,240
  on postretirement benefit obligation ............................................................................  $  90,130
Effect of a one percentage point decrease in assumed health care cost trend on total service and interest cost components ..................................................................  $  (9,150)
   on postretirement benefit obligation ...........................................................................  $ (74,980)


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

8. Accounts Receivable


     Accounts receivable -- Customer at December 31, 1999 and 1998 included unbilled operating revenues of $153 million and $142 million, respectively. The allowance for uncollectible accounts at December 31, 1999 and 1998 was $112 million and $122 million, respectively.

     Accounts receivable -- Other at December 31, 1999 and 1998 included notes receivable from a telecommunications investment of $153 million and $89 million, respectively. The interest rate on the notes receivable was 5.66% and 4.28% at December 31, 1999 and 1998, respectively. Interest income related to the notes receivable was $6 million and $3 million in 1999 and 1998, respectively.

     The Company is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $275 million of designated accounts receivable until November 2000. At December 31, 1999, the Company had sold a $275 million interest in accounts receivable, consisting of a $226 million interest in accounts receivable which the Company accounted for as a sale under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $49 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. See
Note 14 -- Long-Term Debt. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $275 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. At December 31, 1999, the Company met this requirement and was not required to make a deposit. As of December 31, 1999, the Company was not in compliance with one of the requirements of the agreement; however, a waiver has been obtained.


9. Property, Plant and Equipment


     A summary of property, plant and equipment by classification as of December 31, 1999 and 1998 is as follows:

In Thousands                                                             1999            1998
------------                                                        -------------   -------------
Electric -- Transmission & Distribution .........................    $3,953,321      $3,833,780
Electric -- Generation ..........................................     1,941,881       1,713,430
Gas .............................................................     1,175,598       1,131,999
Common ..........................................................       403,760         407,320
Nuclear Fuel ....................................................     1,551,501         932,156
Construction Work in Progress ...................................       231,721         272,590
Leased Property .................................................         2,321         525,646
Other Property, Plant and Equipment .............................       152,029          44,520
                                                                     ----------      ----------
   Total Property, Plant and Equipment ..........................     9,412,132       8,861,441
   Less Accumulated Depreciation (including accumulated amortiza-
    tion of nuclear fuel of $1,280,850 and $790,249 in 1999 and
    1998, respectively) .........................................     4,367,124       4,056,972
                                                                     ----------      ----------
Property, Plant and Equipment, net ..............................    $5,045,008      $4,804,469
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


                                                    Weighted                        Weighted                     Weighted
                                                    Average                         Average                       Average
                                                    Exercise                        Exercise                     Exercise
                                                     Price                           Price                         Price
                                      Shares      (per share)        Shares       (per share)       Shares      (per share)
                                       1999           1999            1998            1998           1997          1997
                                  -------------  -------------  ---------------  -------------  -------------  ------------
Balance at January 1 ...........    4,663,008    $ 27.71             3,816,794    $ 26.14           2,961,194    $ 26.68
Options granted ................    2,049,789      39.32             3,087,558      28.37           1,139,000      22.49
Options exercised ..............     (568,000)     25.17            (2,130,744)     23.86                  --         --
Options canceled ...............      (78,900)     38.14              (110,600)     26.40            (283,400)     24.96
                                    ---------                       ----------                      ---------
Balance at December 31 .........    6,065,897      31.91             4,663,008      28.65           3,816,794      26.14
                                    =========                       ==========                      =========
Exercisable at December 31 .        3,331,903      25.60             3,462,550      23.91           2,800,794      26.65
                                    =========                       ==========                      =========
Weighted average fair value
 of options granted during
 year ..........................                  $  8.24                          $  3.43                        $  2.97
                                                  =======                          =======                        =======

     The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively:

                                               1999        1998        1997
                                            ---------   ---------   ---------
       Dividend yield ...................    5.7%        6.8%        6.2%
       Expected volatility ..............   30.5%       21.4%       19.5%
       Risk-free interest rate ..........    5.9%        5.5%        6.4%
       Expected life (years) ............    9.5         9.5           5


     At December 31, 1999, the option groups outstanding, based on ranges of exercise prices, were as follows:

                                    Options Outstanding                 Options Exercisable
                          ---------------------------------------   ---------------------------
                             Weighted
                             Average
                            Remaining      Weighted                    Weighted
                           Contractual      Average                    Average
Range of                      Number         Life       Exercise        Number        Exercise
Exercise Prices            Outstanding      (years)       Price      Exercisable       Price
-----------------------   -------------   ----------   ----------   -------------   -----------
$15.75-$20.00 .........       827,150     7.71         $19.61           827,150     $19.61
$20.01-$25.00 .........       890,500     7.75          22.17           890,500      22.17
$25.01-$30.00 .........     1,204,300     4.73          27.43         1,201,800      27.43
$30.01-$35.00 .........       203,400     9.49          33.51            44,000      32.92
$35.01-$50.00 .........     2,940,547     9.23          40.03           368,453      40.53
                            ---------                                 ---------
Total .................     6,065,897                                 3,331,903
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

                                                                     1999        1998        1997
                                                                  ---------   ---------   ----------
Average Common Shares Outstanding .............................    196,285     223,219     222,543
Assumed Conversion of Stock Options ...........................      1,331         685          --
                                                                   -------     -------     -------
Potential Average Dilutive Common Shares Outstanding ..........    197,616     223,904     222,543
                                                                   =======     =======     =======

12. Preferred and Preference Stock

     At December 31, 1999 and 1998, Series Preference Stock, no par value, consisted of 100,000,000 shares authorized, of which no shares were outstanding. At December 31, 1999 and 1998, cumulative Preferred Stock, no par value, consisted of 15,000,000 shares authorized and the amounts set forth below:

                                  Shares Outstanding          Amount in Thousands
                              ---------------------------   -----------------------
                 Current
               Redemption                        At December 31,
                Price (a)         1999           1998          1999         1998
             --------------   ------------   ------------   ----------   ----------
Series (without mandatory redemption)
$4.68        $104.00             150,000        150,000      $ 15,000     $ 15,000
$4.40         112.50             274,720        274,720        27,472       27,472
$4.30         102.00             150,000        150,000        15,000       15,000
$3.80         106.00             300,000        300,000        30,000       30,000
$7.48             (b)            500,000        500,000        50,000       50,000
                                 -------        -------      --------     --------
                               1,374,720      1,374,720       137,472      137,472
Series (with mandatory redemption)
$6.12             (c)            556,200        927,000        55,609       92,700
                               ---------      ---------      --------     --------
Total preferred stock          1,930,920      2,301,720      $193,081     $230,172
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

13. Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS)

     At December 31, 1999 and 1998, PECO Energy Capital, L.P. (Partnership), a Delaware limited partnership of which a wholly owned subsidiary of the Company is the sole general partner, had outstanding COMRPS as set forth in the following table:

                                              Trust Receipts Outstanding       Amount in Thousands
                                              ---------------------------   -------------------------
                    Mandatory      Distri-
                   Redemption      bution                         At December 31,
     Series           Date          Rate          1999           1998           1999          1998
---------------   ------------   ----------   ------------   ------------   -----------   -----------
A (a) .........      2043        9.00%                --      8,850,000      $     --      $221,250
C (b) .........      2037        8.00%         2,000,000      2,000,000        50,000        50,000
D (c) .........      2028        7.38%            78,105         78,105        78,105        78,105
                                               ---------      ---------      --------      --------
Total .........                                2,078,105     10,928,105      $128,105      $349,355
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

14. Long-Term Debt

PECO Energy Transition Trust -- Series 1999-A Transition Bonds



                                                                  At December 31,
                               Expected                   --------------------------
                                                               1999            1998
                                 Final                    --------------     -------
                                Payment     Termination
                  Rate          Date(a)       Date(a)           In Thousands
  Class     ---------------   ----------   ------------   --------------------------
  A-1         5.48%             2001           2003         $  201,970         $  --
  A-2         5.63%             2003           2005            275,371            --
  A-3         6.06%(b)          2004           2006            667,000            --
  A-4         5.80%             2005           2007            458,519            --
  A-5         6.14%(b)          2007           2009            464,600            --
  A-6         6.05%             2007           2009            993,386            --
  A-7         6.13%             2008           2009            896,654            --
  Unamoritized debt discount                                    (4,886)           --
                                                            ----------          ----
PECO Energy Transition                                      $3,952,614          $ --
Trust subtotal

PECO Energy Company


First and refunding mortgage bonds
(c)            Due
  7 1/2%-9 1/4% ..........         1999                             --       325,000
  5 5/8%-7 3/8% ..........         2001                        330,000       330,000
  7 1/8%-8% ..............         2002                        500,000       500,000
  6 1/2%-6 5/8% ..........         2003                        450,000       450,000
  6 3/8%-10 1/4% .........    2005-2009                        107,500       111,562
  (d) ....................    2010-2014                        154,200       154,200
  6 5/8%-8 3/4% ..........    2020-2024                        150,710     1,082,130
                                                               -------     ---------


Total first and refunding mortgage bonds ...............     1,692,410     2,952,892
Notes payable ..........................................        17,236        15,930
Pollution control notes (e) ............................       369,125       212,705
Medium-term notes (f) ..................................        20,000        50,000
Note Payable -- accounts receivable agreement (g) ......        49,381        66,837
Unamortized debt discount and premium, net .............        (4,897)      (17,249)
                                                             ---------     ---------
PECO Energy Company subtotal ...........................     2,143,255     3,281,115
Other ..................................................           551            --
                                                             ---------     ---------
Total long-term debt ...................................     6,096,420     3,281,115
Due within one year (h) ................................       127,762       361,523
                                                             ---------     ---------
Long-Term debt .........................................    $5,968,658    $2,919,592
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

(g) Floating rate which was 6.06% at December 31, 1999.

(h) Long-term debt maturities, including mandatory sinking fund requirements, in the period 2000-2004 are as follows (in millions): 2000 -- $127,762; 2001 -- $525,656; 2002 -- $785,951; 2003 -- $927,461; 2004 -- $523,156 and
    $3,206,434 thereafter.

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


15. Notes Payable, Banks

In Thousands                                                      1999            1998            1997
------------                                                  -------------   -------------   -------------
Average borrowings .......................................     $ 241,636       $ 209,261       $ 248,111
Average interest rates, computed on daily basis ..........          5.62%           5.83%           5.83%
Maximum borrowings outstanding ...........................     $ 728,000       $ 525,000       $ 464,500
Average interest rates, at December 31 ...................          6.80%           6.17%           6.74%

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

16. Income Taxes

     Income tax expense (benefit) is comprised of the following components:


                                               For the Years Ended December 31,
In Thousands                                1999            1998             1997
------------                            ------------   -------------   ---------------
Included in operations:
Federal
 Current ............................    $ 293,093      $  358,051      $    251,509
 Deferred ...........................        6,686        (109,211)          (11,378)
 Investment tax credit, net .........      (14,301)        (18,066)          (18,201)
State
 Current ............................       71,695          95,309            76,689
 Deferred ...........................          825          (6,429)           (5,850)
                                         ---------      ----------      ------------
                                         $ 357,998      $  319,654      $    292,769
                                         =========      ==========      ============
Included in extraordinary item:
Federal
 Current ............................      (19,693)        (10,583)             (123)
 Deferred ...........................           --              --          (987,234)
State
 Current ............................       (5,722)         (3,174)              (29)
 Deferred ...........................           --              --          (303,575)
                                         ---------      ----------      ------------
                                           (25,415)        (13,757)       (1,290,961)
                                         ---------      ----------      ------------
Total ...............................    $ 332,583      $  305,897      $   (998,192)
                                         =========      ==========      ============

     The total income tax provisions, excluding the extraordinary item, differed from amounts computed by applying the federal statutory tax rate to pre-tax income as follows:

In Thousands                                                            1999           1998           1997
------------                                                        ------------   ------------   -----------
Income Before Extraordinary Item ................................    $ 618,986      $ 532,378      $ 336,558
Total income tax provisions .....................................      357,998        319,654        292,769
                                                                     ---------      ---------      ---------
Income Before Income Taxes and Extraordinary Item ...............    $ 976,984      $ 852,032      $ 629,327
                                                                     =========      =========      =========
Income taxes on above at federal statutory rate of 35% ..........    $ 341,944      $ 298,211      $ 220,264
Increase (decrease) due to:
 Property basis differences .....................................       (7,926)       (10,262)        40,828
 State income taxes, net of federal income tax benefit ..........       46,704         57,582         46,046
 Amortization of investment tax credit ..........................      (14,301)       (18,066)       (18,201)
 Prior period income taxes ......................................       (7,153)       (12,951)        (2,985)
 Other, net .....................................................       (1,270)         5,140          6,817
                                                                     ---------      ---------      ---------
Total income tax provisions .....................................    $ 357,998      $ 319,654      $ 292,769
                                                                     =========      =========      =========
Effective income tax rate .......................................         36.6%          37.5%          46.5%
                                                                     =========      =========      =========

     Provisions for deferred income taxes consist of the tax effects of the following temporary differences:

In Thousands                                                     1999             1998              1997
------------                                                --------------   --------------   ---------------
Depreciation and amortization ...........................     $ 23,067         $  140,448      $     57,530
Deferred generation charges recoverable .................           --           (174,787)               --
Transition bond hedge ...................................      (29,010)                --                --
Deferred energy costs ...................................       (9,341)            (2,491)            2,256
Retirement and separation programs ......................        7,076            (51,146)          (12,734)
Incremental nuclear outage costs ........................        3,610             (7,434)             (981)
Uncollectible accounts ..................................       10,676              4,764            (1,710)
Reacquired debt .........................................       (1,697)            (5,026)           (8,607)
Unbilled revenue ........................................       (2,802)             3,579            (5,110)
Environmental clean-up costs ............................        3,507             (3,574)          (15,121)
Obsolete inventory ......................................          976              4,206            (7,074)
Limerick plant disallowances and phase-in plan ..........           --                 --              (747)
AMT credits .............................................           --            (42,067)               --
Other nuclear operating costs ...........................           (6)             9,926            (9,892)
Other ...................................................        1,455              7,962           (15,038)
                                                              --------         ----------      ------------
Subtotal ................................................        7,511           (115,640)          (17,228)
                                                              --------         ----------      ------------
Extraordinary item ......................................      (25,415)           (13,757)       (1,290,961)
                                                              --------         ----------      ------------
Total ...................................................     $(17,904)        $ (129,397)     $ (1,308,189)
                                                              ========         ==========      ============

     The tax effect of temporary differences giving rise to the Company's net deferred tax liability as of December 31, 1999 and 1998 is as follows:


Liability or (Asset)
In Thousands                                                      1999            1998
------------                                                 -------------   -------------
Nature of temporary difference:
Plant basis difference ...................................    $2,703,627      $2,653,760
Deferred investment tax credit ...........................       285,698         299,999
Deferred debt refinancing costs ..........................        36,923          37,575
Deferred pension and post-retirement obligations .........      (147,977)       (157,166)
Other, net ...............................................      (167,220)       (143,209)
                                                              ----------      ----------
Deferred income taxes (net) on the balance sheet .........    $2,711,051      $2,690,959
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

17. Taxes Other Than Income -- Operating


                              For the Years Ended December 31,
In Thousands                   1999          1998          1997
------------------------   -----------   -----------   -----------
Gross receipts .........    $155,115      $155,663      $163,552
Capital stock ..........       4,473        43,754        48,085
Real estate ............      72,083        51,313        69,597
Payroll ................      27,867        30,068        25,976
Other ..................       2,194        (1,283)        2,881
                            --------      --------      --------
Total ..................    $261,732      $279,515      $310,091
                            ========      ========      ========

18. Jointly Owned Electric Utility Plant

     The Company's ownership interests in jointly owned electric utility plant at December 31, 1999, were as follows:




                                                                 Production Plants                            Transmission
                                          ----------------------------------------------------------------        and
                                           Peach Bottom         Salem           Keystone       Conemaugh         Other
                                                                                                                 Plant
                                                            Public Service
                                                               Electric
                                            PECO Energy        and Gas           Sithe           Sithe          Various
Operator                                      Company          Company        Energy Inc.     Energy Inc.      Companies
---------------------------------------   --------------   ---------------   -------------   -------------   -------------
Participating interest ................         42.49%           42.59%           20.99%          20.72%      21% to 43%
Company's share (In Thousands):
Utility plant .........................      $387,869          $17,739         $119,920        $192,555      $83,806
Accumulated depreciation ..............       197,827           11,986           83,933          92,047       33,848
Construction work in progress .........        23,936            2,163            1,967           5,646        2,794

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

19. Supplemental Cash Flow Information

     The following disclosures supplement the accompanying Consolidated Statements of Cash Flows:

In Thousands                                                     1999          1998          1997
------------                                                 -----------   -----------   -----------
Cash paid during the year:
Interest (net of amount capitalized) .....................    $349,522      $384,932      $405,838
Income taxes (net of refunds) ............................     304,473       346,539       345,232
Noncash investing and financing:
Capital lease obligations incurred .......................          --        38,307        32,909
Issuance of Exelon Infrastructure Services stock .........      11,000            --            --

20. Investments


                                                                   At December 31,
In Thousands                                                      1999          1998
------------                                                  -----------   -----------
Trust accounts for decommissioning nuclear plants .........    $408,450      $379,938
Telecommunications ventures ...............................      23,349        48,391
Investment in AmerGen .....................................      39,624            --
Energy services and other ventures ........................      58,108        69,319
Marketable securities .....................................       8,700            --
                                                               --------      --------
Total .....................................................    $538,231      $497,648
                                                               ========      ========

21. Financial Instruments

     Fair values of financial instruments, including liabilities, are estimated based on quoted market prices for the same or similar issues. The carrying amounts and fair values of the

     Company's financial instruments as of December 31, 1999 and 1998 were as follows:

                                                                    1999                        1998
                                                           Carrying                    Carrying
In Thousands                                                Amount      Fair Value      Amount       Fair Value
------------                                             ------------  ------------  ------------  -------------
Non-derivatives:
Assets
 Cash and cash equivalents ............................   $  228,197    $  228,197    $   48,083    $   48,083
 Trust accounts for decommis sioning nuclear plants ...      408,450       408,450       379,938       379,938
 Marketable securities ................................        8,700         8,700            --            --
Liabilities
 Long-term debt (including amounts due within one year)    6,096,420     5,821,697     3,281,115     3,404,250
Derivatives:
 Treasury forwards ....................................           --            --            --          (300)
 Interest rate swaps ..................................           --        35,800            --            --
 Forward interest rate swaps ..........................           --        66,100            --        (4,400)


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

     Through its Cost Competitiveness Review, the Company identified 1,157 employees across the Company who were considered excess or were in job classifications facing reduction. Of the 1,157 employees, 711 were eligible for and agreed to take the retirement incentive program. The remaining employees are eligible for the enhanced severance benefit program. As of December 31, 1999, 494 employees were eligible for and have taken the retirement incentive program and 433 employees were terminated with the enhanced severance benefit program. The remaining employees are scheduled for termination through the end of June 2000.

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

Other, Net consists of the following:


                                                                At December 31,
                                                   ------------------------------------------
In Thousands                                           1999           1998           1997
------------------------------------------------   -----------   -------------   ------------
Interest income ................................    $  51,619      $  26,349      $      --
Gain on sale of assets .........................       13,954          1,511             --
Settlement of power purchase agreement .........           --         14,250             --
Write-off of investments .......................      (14,618)        (7,128)       (20,045)
Nonutility activities ..........................      (34,806)       (49,234)       (33,246)
Other ..........................................        2,462         (6,826)         1,458
                                                    ---------      ---------      ---------
Total ..........................................    $  18,611      $ (21,078)     $ (51,833)
                                                    =========      =========      =========

24. Regulatory Assets

     At December 31, 1999 and 1998, the Company had deferred the following regulatory assets on the Consolidated Balance Sheets:


In Thousands                                                      1999            1998
----------------------------------------------------------   -------------   -------------
Competitive transition charge (see Note 5) ...............    $5,274,624      $5,274,624
Recoverable deferred income taxes (see Note 16) ..........       638,060         614,445
Loss on reacquired debt ..................................        70,711          77,165
Compensated absences .....................................         4,298           4,289
Deferred energy costs ....................................         6,874          29,847
Non-pension postretirement benefits ......................        84,421          90,915
                                                              ----------      ----------
Total ....................................................    $6,078,988      $6,091,285
                                                              ==========      ==========

     At December 31, 1999, the CTC includes the unamortized balance of $3.9 billion of ITP sold to PETT in connection with the securitization of stranded cost recovery. ITP represents the irrevocable right of the Company or its assignee to collect non-bypassable charges from customers to recover stranded costs. See Note 4 -- Rate Matters.


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


Current Assets ................    $  143,249
Long-Term Assets ..............        85,893
Goodwill ......................       121,110
Current Liabilities ...........      (115,408)
Long-Term Liabilities .........        (1,352)
                                   ----------
Total .........................    $  233,492
                                   ==========

     Goodwill associated with these acquisitions is being amortized over 20 years.

     At December 31, 1999, Other Current Assets includes $48 million of Costs and Earnings in Excess of Billings on uncompleted contracts and Other Current Liabilities includes $9 million of Billings in Excess of Costs and Earnings on uncompleted contracts.


26. AmerGen Energy Company, L.L.C.

     In 1999, AmerGen, the Company's joint venture with British Energy plc, purchased Clinton Nuclear Power Station (Clinton) and Three Mile Island Unit No. 1 Nuclear Generating Facility. In 1999, AmerGen also entered into agreements to purchase Nine Mile Point Unit 1 Nuclear Generating Facility, a 59% undivided interest in Nine Mile Point Unit 2 Nuclear Generating Facility, Oyster Creek Nuclear Generating Facility and Vermont Yankee Nuclear Power Station. These purchases are expected to be completed in 2000 upon receipt of the required federal and state approvals. The Company accounts for its investment in AmerGen under the equity method of accounting. In conjunction with each of these acquisitions, AmerGen has received a fully funded decommissioning trust fund which has been computed assuming the anticipated costs to appropriately decommission each nuclear plant discounted to net present value using the NRC's mandated rate of 2%. AmerGen believes that the amount of the trust funds and investment earnings thereon will be sufficient to meet its decommissioning obligations.

27. Quarterly Data (Unaudited)


     The data shown below include all adjustments which the Company considers necessary for a fair presentation of such amounts:

                                                                                  Income (Loss)
                               Operating                Operating                     Before                    Net
                               Revenues                  Income                 Extraordinary Item         Income (Loss)
In Millions                 1999        1998          1999         1998        1999           1998         1999      1998
----------------------   ---------   ---------   --------------   ------   -----------   --------------   ------   -------
Quarter ended
March 31 .............    $1,256      $1,190        $   376(a)     $287      $ 157          $  114         $157     $ 114
June 30 ..............     1,194       1,215            252         366         96(b)          151           69       151
September 30 .........     1,732       1,786            484         549        231             274          231       274
December 31 ..........     1,255       1,072            297          84        135              (7)(c)      125       (26)


                                                                           Earnings (Loss)
                          Earnings (Loss)                                    Per Average                 Earnings
                           Applicable to         Average Shares              Share Before               (Loss) Per
                           Common Stock            Outstanding            Extraordinary Item           Average Share
In Millions               1999      1998        1999         1998          1999         1998         1999         1998
----------------------   ------   --------   ----------   ----------   -----------   ----------   ----------   ----------
Quarter ended
March 31 .............    $153     $ 110         223.4        222.5     $   0.69      $  0.50      $  0.69      $  0.50
June 30 ..............      66       148         192.0        222.7         0.48         0.66         0.34         0.66
September 30 .........     228       270         186.6        223.1         1.22         1.21         1.22         1.21
December 31 ..........     123       (28)        183.8        224.5         0.71        (0.04)        0.66        (0.13)

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Identification of Directors.

     The PECO Energy board of directors consists of 12 members, divided into three classes. The three-year terms of each class are staggered so that the term of one class expires at each annual meeting. The terms of the four Class I directors will expire at the 2000 annual meeting.

 Biographical Information of PECO Energy Directors

CORBIN A. McNEILL, JR.*                         Director since 1990

Mr. McNeill, age 60, is Chairman, President and Chief Executive Officer of PECO Energy. He was elected Executive Vice President, Nuclear in 1988, President and Chief Operating Officer in 1990, Chief Executive Officer in 1995 and Chairman in 1997. Before joining PECO Energy in 1988, he was Senior Vice President, Nuclear of Public Service Electric and Gas Company.

SUSAN W. CATHERWOOD                             Director since 1988


Ms. Catherwood, age 56, is the former Chairman of the Trustee Board, University of Pennsylvania Medical Center and Health System and Vice Chairman of the Board of the University of Pennsylvania. She was formerly Chairman of the Board of Overseers of the University of Pennsylvania Museum. Ms. Catherwood is also a director of the Glenmede Corporation, the Glenmede Trust Company, the Glenmede Trust Company of New Jersey and the Pew Charitable Trusts.

DANIEL L. COOPER                                Director since 1997

Admiral Cooper, age 64, is the former Vice President and General Manager, Nuclear Services Division of Gilbert/Commonwealth, Inc. He retired from the Navy in 1991 as Assistant Chief of Naval Operations (Undersea Warfare). His Navy career included service as Commander, Submarine Force, of the U.S. Atlantic Fleet; Director of Navy Program Planning; and Director, Navy Budget. He is a former director and Vice Chairman of the Board of USAA insurance company, an insurance and financial services company; and until December 1999 was Chairman of the Advisory Board of Applied Research Laboratory, Penn State University.

M. WALTER D'ALESSIO                             Director since 1983

Mr. D'Alessio, age 66, is Chairman, President and Chief Executive Officer of Legg Mason Real Estate Services, commercial mortgage banking and pension fund advisors. He is also a director of the Philadelphia Beltline Railroad, Independence Blue Cross and the Brandywine Real Estate Investment Trust.

G. FRED DiBONA, JR.                             Director since 1997

Mr. DiBona, age 49, is President and Chief Executive Officer of Independence Blue Cross, a health insurance organization. He also serves as Chairman, President and Chief Executive Officer of Keystone Health Plan East, a subsidiary of Independence Blue Cross. He is past chairman of the National Blue Cross and Blue Shield Association. He is also a director of Tasty Baking Company, Philadelphia Suburban Corporation, Eclipsys Corporation and Magellan Health Services, Inc.

R. KEITH ELLIOTT                                Director since 1997

Mr. Elliott, age 58, is the former Chairman and Chief Executive Officer of Hercules Incorporated, which produces specialty chemicals and related products. He is also a director of Wilmington Trust Company and Computer Task Group.

RICHARD H. GLANTON*                             Director since 1991

Mr. Glanton, age 53, is a partner of the law firm of Reed Smith Shaw & McClay LLP. Mr. Glanton is also a director of CGU Corporation of North America, Philadelphia Suburban Corporation, Philadelphia Suburban Water Company, Wackenhut Corrections Corporation and is Chairman of Philadelphia Television Network, Inc.

Reed Smith Shaw & McClay LLP provided legal services to PECO Energy during 1999. Under the board's conflict of interest policy, the board specifically reviewed the proposal to engage Mr. Glanton's partners to perform particular legal services and concluded that the representation was in the best interest of PECO Energy.

ROSEMARIE B. GRECO*                             Director since 1998

Ms. Greco, age 53, is the Principle of GRECO ventures and is the former President of CoreStates Financial Corporation and Chief Executive Officer, President and director of CoreStates Bank, N.A. She is also a director of Sunoco, Inc., Pennsylvania Real Estate Investment Trust, Cardone Industries, Inc., Genuardi's Family Markets, Inc., PWRT ComServe, Inc. and Radian Group, Inc.

JOHN M. PALMS, Ph.D.                            Director since 1990

Dr. Palms, age 64, is President of the University of South Carolina and Professor of Physics. He previously served as President of Georgia State University and was the Charles Howard Chandler Professor of Physics and Vice President for Academic Affairs of Emory University. He is also director of Fortis, Inc., Policy Management Systems Corporation, Chairman of the Board of Trustees of the Institute for Defense Analyses and a member of the Advisory Council for the Institute of Nuclear Power Operations.

JOSEPH F. PAQUETTE, JR.                         Director since 1988

Mr. Paquette, age 65, retired as Chairman of the Board in 1997. During his career with PECO Energy, he also held the positions of President, Chief Executive Officer and Chief Operating Officer. He is also a director of AAA Mid-Atlantic Inc. and Keystone Insurance Companies.

RONALD RUBIN                                    Director since 1988

Mr. Rubin, age 68, is Chief Executive Officer of The Pennsylvania Real Estate Investment Trust, a real estate management and development company. In 1997, the Rubin Organization, Inc. was acquired by The Pennsylvania Real Estate Investment Trust. He is a former director of Continental Bank and Midlantic Bank.

ROBERT SUBIN*                                   Director since 1994

Mr. Subin, age 61, retired as Senior Vice President--Global Sourcing & Engineering for Campbell Soup Company in 1998. During his career at Campbell Soup Company, he held the positions of Senior Vice President--Finance, President of the Bakery and Confectionery Division, President of the International Specialty Foods Division and President of the Campbell Europe/America Division.

* Nominee for election at 2000 annual meeting

 Committees of the PECO Energy Board of Directors

     Audit Committee

     The Audit Committee reviews auditing, accounting, financial reporting and internal control functions. The committee also reviews officers' and directors' expenses, corporate code of conduct, environmental and legal compliance matters and Year 2000 issues. This committee recommends the independent auditors and approves the scope of the annual audit by the independent auditors and internal auditors. All members of this committee are non-employee directors. The committee meets outside of the presence of management for portions of its meetings with both the independent auditors and the internal auditors.

     Compensation Committee

     The Compensation Committee reviews the executives' compensation and administers and oversees the employee benefit plans and programs. The committee makes compensation decisions, which are approved by the full board, for the positions of Chairman, Chief Executive Officer, President, Senior Vice President, Vice President and Corporate Secretary. The committee uses the services of an independent compensation consultant who reports directly to the committee. All members are non-employee directors.

     Corporate Governance Committee

     The Corporate Governance Committee considers and recommends nominees for election as directors. The committee reviews individual committee self-assessments and makes recommendations on board and committee structure, membership, functions, compensation and effectiveness. The committee oversees management succession planning and development programs on behalf of the board. The committee also establishes the job description and performance criteria of the chief executive officer and initially evaluates the chief executive officer's performance for the board. All members are non-employee directors.

     Finance Committee

     The Finance Committee reviews and makes recommendations to the board about significant financial matters and business opportunities. The committee serves as the fiduciary of PECO Energy's qualified pension and savings plans, establishes the investment policy and reviews the transactions and performance of the investment managers. All members are non-employee directors.

     Nuclear Committee

     The Nuclear Committee oversees nuclear operations of PECO Energy for safety, reliability and quality and effectiveness of management and management systems. The committee uses an independent consultant to assist it in performing its functions.

     Public Affairs Committee

     The Public Affairs Committee advises management on matters of legislative, regulatory and public policy.

     Each director attended at least 92% of the meetings of the board and the meetings of committees of which he or she was a member.

     Committee Membership Roster

                                                                       Corporate                          Public
               Name                 Board    Audit    Compensation    Governance    Finance    Nuclear    Affairs
               ----                 -----    -----    ------------    ----------    -------    -------    -------
C. A. McNeill, Jr. ..............     X*                                                                    X*
S. W. Catherwood ................     X        X*                          X
D. L. Cooper ....................     X                                    X           X          X
M. W. D'Alessio .................     X                                    X*          X                    X
G. F. DiBona, Jr. ...............     X                     X                                               X
R. K. Elliott ...................     X        X                                       X*
R. H. Glanton ...................     X                                    X                                X
R. B. Greco .....................     X        X            X                                     X         X
J. M. Palms .....................     X        X            X                                     X*
J. F. Paquette, Jr. .............     X                                                X          X
R. Rubin ........................     X                     X                          X                    X
R. Subin ........................     X                     X*             X
No. of Meetings in 1999 .........     10       3            5              4           11         13        2

------------
* Chairperson

     (b) Identification of Executive Officers.

Executive Officers of the Registrant at December 31, 1999

                                  Age at                                                            Effective Date of Election
            Name              Dec. 31, 1999                 Position                                     to Present Position
            ----              -------------                 --------                                     -------------------
C. A. McNeill, Jr .........        60       Chairman of the Board, President and Chief
                                             Executive Officer ......................................  July 1, 1997
G. R. Rainey ..............        50       President and Chief Nuclear Officer, PECO Nuclear .        June 1, 1998
G. A. Cucchi ..............        50       Senior Vice President, Corporate and President,
                                             PECO Energy Ventures. ..................................  June 22, 1998
J. W. Durham ..............        62       Senior Vice President and General Counsel ...............  October 24, 1988
M. J. Egan ................        46       Senior Vice President, Finance and Chief Financial
                                             Officer ................................................  October 13, 1997
K. G. Lawrence ............        52       Senior Vice President, Corporate and President,
                                             PECO Energy Distribution ...............................  June 22, 1998
I. P. McLean ..............        50       President, Power Team ...................................  September 22, 1999
G. N. Rhodes ..............        56       Vice President, Corporate and President Exelon
                                             Energy .................................................  April 19, 1999
W. H. Smith, III ..........        51       Senior Vice President, Business Services Group ..........  November 7, 1997
D. W. Woods ...............        42       Senior Vice President, Corporate and Public Affairs .      December 1, 1998
J. J. Hagan ...............        49       Senior Vice President, Nuclear Operations, PECO
                                             Nuclear ................................................  January 26, 1999
E. M. Cavanaugh ...........        43       Vice President, Electric Supply and Transmission
                                             PECO Energy Distribution ...............................  July 27, 1999
J. B. Cotton ..............        54       Vice President, Three Mile Island, PECO
                                             Nuclear ................................................  December 20, 1999
M. T. Coyle ...............        56       Vice President, Clinton Power Station,
                                             PECO Nuclear ...........................................  December 15, 1999
D. G. DeCampli ............        42       Vice President, Operations, PECO Energy
                                             Distribution ...........................................  July 27, 1999
J. Doering, Jr ............        55       Vice President, Peach Bottom Atomic Power
                                             Station, PECO Nuclear ..................................  March 2, 1998
G. N. Dudkin ..............        41       Vice President, Customer and Marketing
                                             Services, PECO Energy Distribution .....................  July 27, 1999
D. B. Fetters .............        48       Vice President, Nuclear Acquisitions, PECO
                                             Nuclear ................................................  August 7, 1999
J. H. Gibson ..............        43       Vice President and Controller ...........................  May 31, 1998
P. E. Haviland ............        45       Vice President, Corporate Development                      March 4, 1998
T. P. Hill, Jr ............        51       Vice President, Regulatory and External
                                             Affairs, PECO Energy Distribution ......................  April 9, 1998
C. A. Jacobs ..............        47       Vice President, Support Services ........................  November 9, 1998
J. W. Langenbach ..........        53       Vice President, Station Support, PECO
                                             Nuclear ................................................  December 20, 1999
C. P. Lewis ...............        36       Vice President, Finance, PECO Nuclear ...................  October 13, 1999
C. A. Matthews ............        48       Vice President, Information Technology and
                                             Chief Information Officer ..............................  July 28, 1997
J. B. Mitchell ............        51       Vice President, Treasury and Evaluation, and
                                             Treasurer ..............................................  December 1, 1994
J. A. Muntz ...............        43       Vice President, Fossil Operations .......................  January 26, 1999
J. D. von Suskil ..........        53       Vice President, Limerick Generating Station,
                                             PECO Nuclear ...........................................  January 26, 1998
R. G. White ...............        41       Vice President, Corporate Planning. .....................  September 28, 1998
K. K. Combs ...............        49       Corporate Secretary .....................................  November 1, 1994


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

     Prior to his election to his current position, Mr. Lawrence was Senior Vice President -- Local Distribution Company, Senior Vice President -- Finance and Chief Financial Officer, and Vice President -- Gas Operations.

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

     Prior to joining the Company, Mr. White was Corporate Finance Manager and Corporate Operations Consultant for ARCO Chemical Company.

     Prior to their election to the positions shown above, the following executive officers held other positions with the Company since January 1, 1995:
Mr. Cotton was Vice President, Special Projects, Director -- Nuclear Engineering, Director -- Nuclear Quality Assurance and Superintendent -- Operations; Mr. Doering was Plant Manager -- Limerick, Director -- Nuclear Strategies Support, and General Manager Operations; Mr. Dudkin was Vice President, Operations, Acting General Manager -- Power Delivery, Regional Director Power Delivery and Manager -- Electric Operations; Mr. Fetters was Vice President -- Nuclear Development, Vice President -- Nuclear Planning and Development, Director -- Nuclear Engineering, Director -- Limerick Maintenance and a Project Manager.

     There are no family relationships among directors or executive officers of the Company.

     Section 16(a) Beneficial Ownership Reporting Compliance

     The federal securities laws require PECO Energy's directors and executive officers to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of any securities of PECO Energy.


     To PECO Energy's knowledge, based solely on a review of the copies of these reports given to PECO Energy and written representations that no other reports were required during 1999, all of PECO Energy's directors and executive officers made the required filings except that Rosemarie Greco, a director of PECO Energy, filed one late report of changes in beneficial ownership on Form 4 relating to a purchase of shares of PECO Energy common stock, and except that Ian McLean, an officer of PECO Energy, filed an initial statement of beneficial ownership late.

ITEM 11. EXECUTIVE COMPENSATION

 Board Compensation

     Employee directors receive no compensation, other than their normal salary, for serving on the board or its committees.

     PECO Energy's total compensation target for directors who are not officers of PECO Energy is between the lowest 25th and the 50th percentile of the general industry average. Directors are paid in cash and deferred stock units as set forth below, and are reimbursed expenses, if any, for attending meetings:

     o $21,000 Annual board retainer,

     o $1,000 Meeting fee,

     o $2,000 Annual retainer for chairmanship of audit and nuclear committees,

     o $1,000 Annual retainer for chairmanship of compensation, corporate governance and finance committees, and

     o 1,000 Deferred stock units.

     Directors are required to own at least 3,000 shares of PECO Energy common stock or stock units within three years after their election to the board.

     Effective January 1997, PECO Energy terminated all future retirement benefit accruals and stock option grants for non-employee directors. Accrued benefits under the previous retirement plan have been replaced with a one-time grant of deferred stock units equal to the January 1997 value of all accrued benefits. The expected values of the future benefits under the previous retirement plan have been replaced with annual grants of deferred stock units. Each deferred stock unit is the right to receive one share of PECO Energy common stock at retirement. Before retirement, deferred stock units accrue dividend equivalents for each year the director serves on the board. Upon retirement, the director can receive the accumulated shares in a lump sum or spread the distribution over a period of up to ten years.

     Directors can elect to receive all or a portion of their compensation in stock or to defer receiving it until retirement, death or until they no longer serve as director. Deferred compensation is put in an unfunded account and credited with interest, equal to the amount that would have been earned had the compensation been invested in one or more of eight designated mutual funds. The deferred amounts and accrued interest are unfunded obligations of PECO Energy and cannot be distributed to the director until he or she reaches 65, retires or is no longer a director. There are exceptions to this rule for financial hardship.

     In 1999, non-employee directors received $520,000 as a group. At its April 27, 1999 meeting, the corporate governance committee reviewed the overall level of director compensation and increased the annual allocation of deferred stock units from 715 to 1,000.

Summary Compensation Table

     Compensation of Executive Officers

     The amounts listed under "All Other Compensation" are matching contributions made by PECO Energy under the PECO Energy Employee Savings Plan.

                                               Annual Compensation
                                  ----------------------------------------------





   Name and Principal Position     Year    Salary ($)    Bonus ($)    Other ($)
--------------------------------  ------  ------------  -----------  -----------
Corbin A. McNeill, Jr. .........  1999       659,857     1,000,000       0
 Chairman of the Board,           1998       585,476       708,100       0
 President and Chief              1997       551,112       330,200       0
 Executive Officer
Michael J. Egan ................  1999       326,312       311,400       0
 Senior Vice President,           1998       317,439       235,700       0
 Finance and Chief                1997        63,003       229,148       0
 Financial Officer
Gerald R. Rainey ...............  1999       310,386       289,000       0
 President and Chief              1998       269,308       193,700       0
 Nuclear Officer,                 1997       215,260        99,783       0
 PECO Energy Nuclear
James W. Durham ................  1999       298,831       274,500       0
 Senior Vice President,           1998       298,952       225,300       0
 and General Counsel              1997       294,639       111,733       0
Kenneth G. Lawrence ............  1999       291,847       241,200       0
 Senior Vice President,           1998       282,164       200,700       0
 Corporate and President,         1997       255,126       107,142       0
 PECO Energy Distribution

(RESTUBBED TABLE)

                                                      Long-Term Compensation
                                  --------------------------------------------------------------
                                            Awards                         Payouts
                                  --------------------------  ----------------------------------
                                     Restricted
                                       Stock                      Long-Term         All Other
                                      Award(s)      Options    Incentive Plan     Compensation
   Name and Principal Position          ($)          (#)(A)      Payouts ($)           ($)
--------------------------------  ---------------  ---------  ----------------  ----------------
Corbin A. McNeill, Jr. .........      942,188             0          0                 3,200
 Chairman of the Board,                     0       500,000          0                 3,200
 President and Chief                        0        50,000          0                 3,200
 Executive Officer
Michael J. Egan ................      150,750             0          0                     0
 Senior Vice President,                     0       125,000          0                     0
 Finance and Chief                     99,851(B)    298,000          0               200,000(C)
 Financial Officer
Gerald R. Rainey ...............      150,750             0          0                 2,076
 President and Chief                        0        90,000          0                 2,040
 Nuclear Officer,                           0        10,000          0                 3,200
 PECO Energy Nuclear
James W. Durham ................      120,600        30,000          0                 3,200
 Senior Vice President,                     0        34,000          0                 3,200
 and General Counsel                        0        20,000          0                 3,200
Kenneth G. Lawrence ............       94,219             0          0                 3,200
 Senior Vice President,                     0       115,000          0                 3,107
 Corporate and President,                   0        20,000          0                 3,200
 PECO Energy Distribution

------------
(A) In 1998, Messrs. McNeill, Egan, Rainey and Lawrence received a multi- year grant of stock options. Therefore, they did not receive any stock options in 1999.

(B) At December 31, 1999, Mr. Egan held 4,475 shares of restricted stock with an aggregate value of $155,506. These shares vest on October 13, 2000 and Mr. Egan will receive dividends on these shares during the vesting period.

(C) The signing bonus that Mr. Egan received when he was elected an officer effective October 13, 1997.

Option Grants in 1999

The options listed below become exercisable in full based on a combination of PECO Energy stock price performance and time. Once the stock has closed at a price of $41.00, one third of the options will vest 12 months from the date of grant, one-third will vest 24 months from the date of grant and one-third will vest 36 months from the date of grant.

Values indicated are an estimate based on the Black-Scholes option pricing model. Although executives risk forfeiting these options in some circumstances, these risks are not factored into the calculated values. The actual value of these options will be determined by the excess of the stock price over the exercise price on the date the option is exercised. There is no certainty that the actual value realized will be at or near the value estimated by the Black-Scholes option pricing model.

     Assumptions used for the Black-Scholes model are as of December 31, 1999 and are as follows:

     Risk-free interest rate .....................................    5.41%
     Volatility ..................................................    .2836
     Dividend yield ..............................................    6.26%
     Time of exercise ............................................  9.5 years


                                                                                                                   Grant Date
                                                                Individual Grants                                    Value
                                                        ----------------------------------                     -----------------
                                                          % of Total
                                        Number of           Options
                                       Securities           Granted
                                   Underlying Options    to Employees    Exercise or Base                          Grant Date
              Name                     Granted(#)           in 1999         Price($/SH)      Expiration Date    Present Value($)
--------------------------------  --------------------  --------------  ------------------  -----------------  -----------------
Corbin A. McNeill, Jr. .........              0                 0               N/A                 N/A                  0
 Chairman of the Board,
 President and Chief
 Executive Officer
Michael J. Egan ................              0                 0               N/A                 N/A                  0
 Senior Vice President,
 Finance and Chief
 Financial Officer
Gerald R. Rainey ...............              0                 0               N/A                 N/A                  0
 President and Chief
 Nuclear Officer,
 PECO Energy Nuclear
James W. Durham ................         30,000               .16               37.6875             02/23/09       241,800
 Senior Vice President
 and General Counsel
Kenneth G. Lawrence ............              0                 0               N/A                 N/A                  0
 Senior Vice President,
 Corporate and President,
 PECO Energy Distribution

     Option Exercises and Year-End Value


     This table shows the number and value of exercised and unexercised stock options for the named executive officers during 1999. Value is determined using the market value of PECO Energy common stock at the year-end price of $34.75 per share, minus the value of PECO Energy common stock at the exercise price. All options whose exercise price exceeds the market value are valued at zero.

                                                                                    Number of
                                                                                   Securities          Value of
                                                                                   Underlying        Unexercised
                                                                                   Unexercised       in-the-Money
                                                                                   Options at         Options at
                                                                                    12/31/98           12/31/98
                                                  Shares                        ----------------   ---------------
                                                 Acquired           Value        (#)Exercisable     ($)Exercisable
                   Name                       on Exercise(#)     Realized($)      Unexercisable     Unexercisable
------------------------------------------   ----------------   -------------   ----------------   ---------------
Corbin A. McNeill, Jr. ...................        25,000           596,875          E 823,500        E 10,725,375
 Chairman of the Board,                                                             U       0        U          0
 President and Chief Executive Officer
Michael J. Egan ..........................             0                 0          E 423,000        E  5,379,039
 Senior Vice President,                                                             U       0        U          0
 Finance and Chief Financial Officer
Gerald R. Rainey .........................             0                 0          E       0        E          0
 President and Chief Nuclear Officer,                                               U       0        U          0
 PECO Energy Nuclear
James W. Durham ..........................             0                 0          E 174,000        E  1,580,250
 Senior Vice President and General Counsel                                          U  20,000        U          0
Kenneth G. Lawrence ......................        20,000           497,760          E 108,000        E  1,108,500
 Senior Vice President, Corporate and                                               U       0        U          0
 President, PECO Energy Distribution

                              Pension Plan Table

    Average Annual
   Compensation for
 Highest Consecutive                                            Years of Service
      Five Years         10 years     15 years     20 Years         25 Years        30 Years     35 Years     40 Years
---------------------   ----------   ----------   ----------   -----------------   ----------   ----------   ----------
     $  100,000.00       $ 19,343     $ 26,514     $ 33,686         $ 40,857        $ 48,029     $ 55,200     $ 62,372
        200,000.00         39,843       54,764       69,686           84,607          99,529      114,450      129,372
        300,000.00         60,343       83,014      105,686          128,357         151,029      173,700      196,372
        400,000.00         80,843      111,264      141,686          172,107         202,529      232,950      263,372
        500,000.00        101,343      139,514      177,686          215,857         254,029      292,200      330,372
        600,000.00        121,843      167,764      213,686          259,607         305,529      351,450      397,372
        700,000.00        142,343      196,014      249,686          303,357         357,029      410,700      464,372
        800,000.00        162,843      224,264      285,686          347,107         408,529      469,950      531,372
        900,000.00        183,343      252,514      321,686          390,857         460,029      529,200      598,372
      1,000,000.00        203,843      280,764      357,686          434,607         511,529      588,450      665,372

     Retirement Plans

     The above table shows the estimated annual retirement benefits payable on a straight-life annuity basis to participating employees, including officers, in the earnings and year of service classes indicated, under PECO Energy's non-contributory retirement plans. The amounts shown in the table are not subject to any deduction for Social Security or other offset amounts. Covered compensation includes salary and bonus which is disclosed in the Summary Compensation Table on page 87 for the named executive officers. The calculation of retirement benefits under the plans is based upon average earnings for the highest consecutive five-year period. The Internal Revenue Code limits the annual benefits that can be paid from a tax-qualified retirement plan. As permitted by the Employee Retirement Income Security Act of 1974, PECO Energy has supplemental plans which allow the payment out of general funds of PECO Energy of any benefits calculated under provisions of the applicable retirement plan which may be above these limits.

     Messrs. McNeill, Egan, Rainey, Durham and Lawrence have 32, 2, 30, 21 and 30 credited years of service, respectively, under PECO Energy's pension program. Mr. Durham has been granted one year of additional service, for purposes of calculating his benefits under PECO Energy's pension program, for each year of service up to a maximum of 10 additional years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Beneficial Ownership

     The following table indicates how much PECO Energy common stock was owned by the directors, named executive officers and beneficial owners of more than 5% owned as of December 31, 1999. In reviewing this table, please note the following:

   o the shares listed as "Beneficially Owned" include shares in the Employee Savings Plan, the Officers and Directors Deferred Compensation Plan and the Directors Deferred Stock Unit Plan,

   o the shares listed as "May Be Acquired" include shares of PECO Energy common stock which can be acquired upon the exercise of stock options granted under the PECO Energy Long-Term Incentive Plan, and

   o beneficial ownership of directors and officers as a group represents less than 1% of the outstanding shares of PECO Energy common stock.

                                                                   Number of Common Shares
                                                         --------------------------------------------
                                                          Beneficially       May Be
Name                                                          Owned         Acquired         Total
------------------------------------------------------   --------------   ------------   ------------
Susan W. Catherwood, Director ........................         9,165           6,000         15,165
Daniel L. Cooper, Director ...........................         2,992               0          2,992
M. Walter D'Alessio, Director ........................         9,798           6,000         15,798
G. Fred DiBona, Jr., Director ........................         2,958               0          2,958
James W. Durham, Officer .............................        17,095         194,000        211,095
Michael J. Egan, Officer .............................        20,134         423,000        443,134
R. Keith Elliott, Director ...........................         3,958               0          3,958
Richard H. Glanton, Director .........................         5,723               0          5,723
Rosemarie B. Greco, Director .........................         4,523               0          4,523
Kenneth G. Lawrence, Officer .........................        11,828         108,000        119,828
Corbin A. McNeill, Jr., Director and Officer .........        90,391         848,500        938,891
John M. Palms, Ph.D., Director .......................         9,577           6,000         15,577
Joseph F. Paquette, Jr., Director ....................        42,034          90,000        132,034
Gerald R. Rainey, Officer ............................        25,970               0         25,970
Ronald Rubin, Director ...............................        10,266           6,000         16,266
Robert Subin, Director ...............................         5,439           5,000         10,439
Directors and Officers as a group (42) ...............       411,557       2,679,100      3,090,657

     This table does not include 533,293 shares of common stock held under PECO Energy's Service Annuity Plan. Messrs. Cooper, D'Alessio, Elliott, Paquette and Rubin are members of the finance committee which monitors the investment policy and performance of the investments under that plan.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Change-of-Control Agreements

     PECO Energy has entered into change-of-control agreements with most of its executive officers, including the individuals named in the Summary Compensation Table. The purpose of the agreements is to assure the objective judgment, and to keep the loyalties, of key executives when PECO Energy is faced with a potential change of control by providing for a continuation of salary, bonus, health and other benefits for a maximum period of three years.

     In addition, PECO Energy's long-term incentive plan allows the committee administering this plan to terminate the restrictions on stock options and restricted stock grants at any time. PECO Energy has also entered into two trust agreements to provide for the payment of retirement benefits and deferred compensation benefits of directors and officers that include provisions requiring full funding in the event of a change of control.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Index                                                                           Reference (Page)
-----                                                                           ----------------
    (a) 1. Financial Statements
           Report of Independent Accountants ...................................          47
           Consolidated Statements of Income for the years ended
             December 31, 1999, 1998 and 1997 ..................................          48
           Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997 ..................................          49
           Consolidated Balance Sheets as of December 31, 1999 and
             1998 ..............................................................          50
           Consolidated Statements of Changes in Common Shareholders'
             Equity and Preferred Stock for the years ended December 31,
             1999, 1998 and 1997 ...............................................          51
           Notes to Consolidated Financial Statements ..........................          52
        2. Financial Statement Schedules
           Schedule II--Valuation and Qualifying Accounts for the years
             ended December 31, 1999, 1998 and 1997 ............................          93
        3. Exhibits ............................................................          94

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                 PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                            (Thousands of Dollars)

               Column A                          Column B           Column C          Column D    Column E
               --------                          --------           --------          --------    --------
                                                                    Additions
                                                             -----------------------
                                                                         Charged to
                                                 Balance at   Charged to   Other                   Balance at
                                                Beginning of  Costs and   Accounts-  Deductions      End of
              Description                         Period      Expenses    Describe   Describe(1)     Period
              -----------                       ------------  ---------- ----------  -----------   ----------

                     FOR THE YEAR ENDED DECEMBER 31, 1999

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS .........    $122,139     $59,418       $--      $69,543       $112,014
                                                  ========     =======       ===      =======       ========

                     FOR THE YEAR ENDED DECEMBER 31, 1998

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS .........    $133,810     $71,667       $ --      $83,338       $122,139
                                                  ========     =======       ====      =======       ========

                    FOR THE YEAR ENDED DECEMBER 31, 1997(2)

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS .........    $128,459     $88,263       $ --      $82,912       $133,810
                                                  ========     =======       ====      =======       ========

------------
(1) Write-off of individual accounts receivable.
(2) Restated to reflect valuation allowance activity for Customer Assistance

Exhibits

     Certain of the following exhibits have been filed with the SEC pursuant to the requirements of the Acts administered by the Commission. Such exhibits are identified by the references following the listing of each such exhibit and are incorporated herein by reference under Rule 12b-32 of the Securities and Exchange Act of 1934, as amended. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.


Exhibit No.     Description
----------------------------------------------------------------------------------------------------
2-1             Amended and Restated Agreement and Plan of Merger dated as of January 7, 2000, among
                PECO Energy Company, Exelon Corporation and Unicom Corporation (Current Report on
                Form 8-K dated January 13, 2000, Exhibit 2-1).
3-1             Amended and Restated Articles of Incorporation of PECO Energy Company (1993 Form 10-K,
                Exhibit 3-1).
3-2             Bylaws of the Company, adopted February 26, 1990 and amended January 26, 1998. (1997
                Form 10-K, Exhibit 3-2)
4-1             First and Refunding Mortgage dated May 1, 1923 between The Counties Gas and Electric
                Company (predecessor to the Company) and Fidelity Trust Company, Trustee (First Union
                National Bank, successor), (Registration No. 2-2881, Exhibit B-1).
4-2             Supplemental Indentures to the Company's First and Refunding Mortgage:

                Dated as of                   File Reference                     Exhibit No.
                -----------------------------------------------------------------------------
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

         Dated as of                  File Reference                      Exhibit No.
         ------------------------------------------------------------------------------
         May 1, 1993                  March 31, 1993 Form 10-Q            4(e)-90
         August 15, 1993              Form 8-A dated August 19, 1993      4(e)-91
         August 15, 1993              Form 8-A dated August 19, 1993      4(e)-92
         November 1, 1993             Form 8-A dated October 27, 1993     4(e)-94
         November 1, 1993             Form 8-A dated October 27, 1993     4(e)-95
         May 1, 1995                  Form 8-K dated May 24, 1995         4(e)-96

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

4-8      Revolving Credit Agreement, dated as of September 15, 1999, among the Company, as bor-
         rower, and certain banks named therein.

4-9      364-day Credit Agreement, dated as of September 15, 1999, among the Company, as borrower, and certain banks named therein.

4-10     PECO Energy Company Dividend Reinvestment and Stock Purchase Plan, as amended Janu-
         ary 28, 1994 (Post-Effective Amendment No. 1 to Registration No. 33-42523, Exhibit 28).

10-1     Amended and Restated Operating Agreement of PJM Interconnection, L.L.C., dated June 2,
         1997, (Revised December 31, 1997). (1997 Form 10-K, Exhibit 10-1).

10-2     Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva
         Power & Light Company, Public Service Electric and Gas Company and the Company for
         ownership of Salem Nuclear Generating Station (1988 Form 10-K, Exhibit 10-3); supplemen-
         tal agreement dated September 1, 1975; supplemental agreement dated January 26, 1977 (1991
         Form 10-K, Exhibit 10-3); and supplemental agreement dated May 27, 1997. (1997 Form
         10-K, Exhibit 10-2).
10-3     Agreement, dated November 24, 1971, between Atlantic City Electric Company, Delmarva
         Power & Light Company, Public Service Electric and Gas Company and the Company for
         ownership of Peach Bottom Atomic Power Station; supplemental agreement dated September
         1, 1975; supplemental agreement dated January 26, 1977 (1988 Form 10-K, Exhibit 10-4) and supplemental agreement dated May 27, 1997. (1997 Form 10-K, Exhibit 10-3).

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

10-10     PECO Energy Company 1998 Stock Option Plan (Registration No. 333-67367, Exhibit 4.2).

10-11     Amended and Restated Limited Partnership Agreement of PECO Energy Capital, L.P., dated
          July 25, 1994 (1994 Form 10-K, Exhibit 10-7).

10-12     Amendment No. 2 to the Amended and Restated Limited Partnership Agreement of PECO
          Energy Capital, L.P. (1995 Form 10-K, Exhibit 10-9).

10-13     Amendment No. 3 to the Amended and Restated Limited Partnership Agreement of PECO
          Energy Capital, L.P. (1998 Form 10-K, Exhibit 10-14)

10-14     Amended and Restated Trust Agreement of PECO Energy Capital Trust II, dated as of Decem-
          ber 19, 1995.

10-15     Amended and Restated Trust Agreement of PECO Energy Capital Trust III, dated as of April
          6, 1998. (1998 Form 10-K, Exhibit 10-16)

10-16     Amended and Restated Trust Agreement for PECO Energy. Transition Trust dated as of Feb-
          ruary 19, 1999 among George Shicora and Diana Moy Kelly, as Beneficiary Trustees, First
          Union Trust Company, National Association, as Issuer Trustee, Delaware Trustee and Indepen-
          dent Trustee, and PECO Energy Company, as Grantor and Owner (PECO Energy Transition
          Trust Current Report on Form 8-K dated March 31, 1999, Exhibit 4.1.2)
10-17     Intangible Transition Property Sale Agreement dated as of March 25, 1999 between PECO
          Energy Transition Trust and PECO Energy Company (PECO Energy Transition Trust Current
          Report on Form 8-K dated March 31, 1999, Exhibit 10.1).

10-18     Master Servicing Agreement between PECO Energy Transition Trust and PECO Energy Com-
          pany (PECO Energy Transition Trust Current Report on Form 8-K dated March 31, 1999,
          Exhibit 10.2).

10-19     Form of Intangible Transition Property Sale Agreement between PECO Energy Transition
          Trust and PECO Energy Company (Registration Statement No. 333-31646, Exhibit 10.1)

10-20     Form of Intangible Transition Property Sale Agreement between PECO Energy Transition
          Trust and PECO Energy Company (Registration Statement No. 333-31646, Exhibit 10.2)

10-21     Joint Petition for Full Settlement of PECO Energy Company's Restructuring Plan and Related
          Appeals and Application for a Qualified Rate Order and Application for Transfer of Genera-
          tion Assets dated April 29, 1998. (Registration Statement No. 333-31646, Exhibit 10.3)

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

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, PECO ENERGY COMPANY, has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Philadelphia, and Commonwealth of Pennsylvania, on the 28th day of April 2000.

                   PECO ENERGY COMPANY



                                     By /s/ C.A. McNeill, Jr.
                                     -------------------------
                     C.A. McNeill, Jr., Chairman of the Board,
                                        President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




         Signature                               Title                            Date
         ---------                               -----                            ----
/s/ C. A. McNeill, Jr.       Chairman of the Board, President, Chief        April 28, 2000
--------------------------   Executive Officer and Director (Principal
  C. A. McNeill, Jr.         Executive Officer)



/s/ M. J. Egan               Senior Vice President -- Finance and Chief     April 28, 2000
--------------------------   Financial Officer (Principal Financial and
  M. J. Egan                 Accounting Officer


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

By /s/ C. A. McNeill, Jr.                                         April 28, 2000
---------------------------------------
  C.A. McNeill, Jr. Attorney-in-Fact