Form 10-Q
period 2000-03-31
PECO ENERGY CO
filed 2000-05-15
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

The Company had 169,570,844 shares of common stock outstanding on May 5, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                      (In Millions, except per share data)

                                                                        Three Months Ended
                                                                             March 31,
                                                                     -----------------------
                                                                        2000            1999
                                                                     -------         -------
OPERATING REVENUES
     Electric                                                        $ 1,041         $ 1,035
     Gas                                                                 202             217
     Infrastructure Services                                             100              --
                                                                     -------         -------
         Total Operating Revenues                                      1,343           1,252
                                                                     -------         -------
OPERATING EXPENSES
     Fuel and Energy Interchange                                         457             453
     Operating and Maintenance                                           390             292
     Depreciation and Amortization                                        80              56
     Taxes Other Than Income Taxes                                        67              75
                                                                     -------         -------
         Total Operating Expenses                                        994             876
                                                                     -------         -------
OPERATING INCOME                                                         349             376
                                                                     -------         -------
OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                   (104)            (74)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                              (2)             (7)
     Allowance for Funds Used During Construction                          1              --
     Equity in Earnings (Losses) of Unconsolidated Affiliates              4             (12)
     Other, Net                                                           14             (24)
                                                                     -------         -------
         Total Other Income and Deductions                               (87)           (117)
                                                                     -------         -------
INCOME BEFORE INCOME TAXES                                               262             259

INCOME TAXES                                                              97             103
                                                                     -------         -------
NET INCOME                                                               165             156

PREFERRED STOCK DIVIDENDS                                                  3               3
                                                                     -------         -------
EARNINGS APPLICABLE TO COMMON STOCK                                  $   162         $   153
                                                                     =======         =======

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                               181             223
                                                                     =======         =======

BASIC EARNINGS PER AVERAGE COMMON SHARE                              $  0.89         $  0.69
                                                                     =======         =======

DILUTIVE EARNINGS PER AVERAGE COMMON SHARE                           $  0.89         $  0.68
                                                                     =======         =======

DIVIDENDS PER AVERAGE COMMON SHARE                                   $  0.25         $  0.25
                                                                     =======         =======

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                               March 31,     December 31,
                                                                 2000            1999
                                                               -------       ------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                 $   110        $   228
     Accounts Receivable, Net                                      594            692
     Inventories, at average cost                                  176            206
     Other                                                         204             87
                                                               -------        -------

         Total Current Assets                                    1,084          1,213
                                                               -------        -------


PROPERTY, PLANT AND EQUIPMENT, NET                               5,080          5,045

DEFERRED DEBITS AND OTHER ASSETS
     Competitive Transition Charge                               5,260          5,275
     Recoverable Deferred Income Taxes                             638            638
     Deferred Non-Pension Postretirement Benefits Costs             83             84
     Investments                                                   568            538
     Loss on Reacquired Debt                                        69             71
     Goodwill, Net                                                 117            121
     Other                                                         132            135
                                                               -------        -------

         Total Deferred Debits and Other Assets                  6,867          6,862
                                                               -------        -------

TOTAL ASSETS                                                   $13,031        $13,120
                                                               =======        =======

            See Notes to Condensed Consolidated Financial Statements
                            (continued on next page)

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)
                                   (continued)


                                                             March 31,       December 31,
                                                               2000              1999
                                                             --------         --------
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable, Bank                                     $    135         $    163
     Long-Term Debt Due Within One Year                           151              128
     Accounts Payable                                             251              429
     Accrued Taxes                                                316              203
     Accrued Interest                                              62              119
     Deferred Income Taxes                                         14               15
     Other                                                        247              247
                                                             --------         --------

         Total Current Liabilities                              1,176            1,304
                                                             --------         --------

LONG-TERM DEBT                                                  5,895            5,969

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                      2,417            2,411
     Unamortized Investment Tax Credits                           282              286
     Pension Obligation                                           212              212
     Non-Pension Postretirement Benefits Obligation               448              443
     Other                                                        385              401
                                                             --------         --------

         Total Deferred Credits and Other Liabilities           3,744            3,753
                                                             --------         --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP                        128              128
MANDATORILY REDEEMABLE PREFERRED STOCK                             56               56

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' EQUITY
     Common Stock (No Par)                                      3,576            3,576
     Preferred Stock                                              137              137
     Other Paid-In Capital                                          3                1
     Retained Earnings (Accumulated Deficit)                       14             (103)
     Treasury Stock, at cost                                   (1,701)          (1,705)
     Accumulated Other Comprehensive Income                         3                4
                                                             --------         --------
         Total Shareholders' Equity                             2,032            1,910
                                                             --------         --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 13,031         $ 13,120
                                                             ========         ========

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (In Millions)

                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2000            1999
                                                                  -----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                      $   165         $   156
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Depreciation and Amortization                                       107              74
     Deferred Income Taxes                                                 9             (23)
     Amortization of Investment Tax Credits                               (4)             (4)
     Deferred Energy Costs                                                12              29
     Equity in Earnings (Losses) of Unconsolidated Affiliates             (4)             12
     Other Items Affecting Operations                                      6              75
     Changes in Working Capital:
         Accounts Receivable                                              98            (135)
         Inventories                                                      30               7
         Accounts Payable                                               (178)            (39)
         Accrued Taxes                                                   113             171
         Accrued Interest                                                (57)              6
         Other Current Assets and Liabilities                           (124)           (147)
                                                                     -------         -------


CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                              173             182
                                                                     -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                (121)            (77)
     Increase in Other Investments                                       (43)             (5)
                                                                     -------         -------


NET CASH FLOWS USED IN INVESTING ACTIVITIES                             (164)            (82)
                                                                     -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                           (28)           (457)
     Issuance of Long-Term Debt                                           14           4,010
     Retirement of Long-Term Debt                                        (65)           (263)
     Common Stock Repurchase                                              --            (696)
     Loss on Reacquired Debt                                              --               2
     Dividends on Preferred and Common Stock                             (48)            (60)
     Other Items Affecting Financing                                      --              19
                                                                     -------         -------


NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES               (127)          2,555
                                                                     -------         -------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (118)          2,655
                                                                     -------         -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         228              48
                                                                     -------         -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   110         $ 2,703
                                                                     =======         =======

            See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of March 31, 2000 and for the three months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A filed on April 28, 2000.


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

         On March 24, 2000, the Company submitted for approval a joint petition for settlement reached with various parties to the Company's proceeding before the Pennsylvania Public Utility Commission involving the proposed merger with Unicom. The Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006. The comprehensive settlement agreement also provides for electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.


3.   SEGMENT INFORMATION
         The Company's segment information as of and for the three months ended March 31, 2000 as compared to the same period in 1999 is as follows (in millions):

Quarter Ended March 31, 2000 as compared to the Quarter Ended March 31, 1999
----------------------------------------------------------------------------

                                                                                          Intersegment
                      Distribution        Generation        Ventures        Corporate       Revenues         Consolidated
                      ------------        ----------        --------        ---------       --------         ------------
Revenues:
    2000                 $   843            $  561          $  107(b)         $   -          $(168)             $ 1,343
    1999                 $   908            $  541          $    1            $   -          $(198)             $ 1,252
EBIT (a):
    2000                 $   341            $   35          $  (12)           $   3                             $   367
    1999                 $   355            $   59          $  (31)           $ (43)                            $   340
Total Assets:
    March 31, 2000       $10,222            $1,767          $  639            $ 403                             $13,031
    December 31, 1999    $10,293            $1,779          $  640            $ 408                             $13,120

(a) EBIT - Earnings Before Interest and Income Taxes.
(b) Increase as compared to the prior year period is attributable to Exelon Infrastructure Services acquisitions in the fourth quarter of 1999.


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

                                                Three Months Ended
                                                     March 31,
                                                ---------------------
                                                2000             1999
                                                ----             ----


Average Common Shares Outstanding                181              223

Assumed Exercise of Stock Options                  2                2
                                              ------           ------

Potential Average Dilutive
  Common Shares Outstanding                       183             225
                                              =======         =======


5.   SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $275 million of designated accounts receivable until November 2000. At March 31, 2000, the Company had sold a $275 million interest in accounts receivable, consisting of a $222 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and

Extinguishment of Liabilities," and a $53 million interest in special agreement accounts receivable which are accounted for as a long-term note payable. The
Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $275 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. At March 31, 2000, the Company met such requirements.

         On May 8, 2000, the Company used a portion of the proceeds from the Transition Bonds (See Note 8 - Subsequent Events) to repurchase $50 million of the interest in accounts receivable including $10 million of special agreement accounts receivable. This repurchase reduced the amount of accounts receivable the Company could sell or finance with limited recourse under the agreement.


6.   COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see Note 6 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

         The Company has identified 28 sites where former manufactured gas plant
(MGP) activities have or may have resulted in actual site contamination. As of March 31, 2000, the Company had accrued $57 million for environmental investigation and remediation costs, including $32 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         At December 31, 1998, the Company incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees. The estimated cost of separation benefits was approximately $47 million, of which $31 million was paid through March 31, 2000. The remaining $16 million is expected to be paid by June 2000. Retirement benefits of approximately $78 million are being paid to the retirees over their lives. All cash payments related to the early retirement and severance program are expected to be funded through the assets of the Company's Service Annuity Plan. Of the 1,157 employees, at March 31, 2000, 497 were eligible for and have taken the retirement incentive program and 464 employees were terminated. The remaining employees are scheduled for termination through the end of June 2000.

         At March 31, 2000, the Company had long-term commitments, in megawatt hours (MWhs) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the tables below (in millions):

                                                Power Only
                 ---------------------------------------------------------------------
                           Purchases                                 Sales
                 ---------------------------           --------------------------------
                   MWhs             Dollars                MWhs               Dollars
                 ----------      -----------           ----------          -----------
2000                     6        $     150                    17             $    599
2001                     8              149                    13                  524
2002                     7              132                    10                  463
2003                     7              139                     6                  234
2004                     5              118                     4                  108
Thereafter               3               83                     6                  168
                                  ---------                                   --------
Total                             $     771                                   $  2,096
                                  =========                                   ========

                                Capacity              Capacity             Transmission
                                Purchases               Sales                 Rights
                               in Dollars             in Dollars            in Dollars
                               ----------             ----------            ----------
2000                              $      31           $        24             $     79
2001                                     84                    31                   57
2002                                    150                    19                   57
2003                                    178                    14                   18
2004                                    170                     2                   17
Thereafter                            1,834                     7                   55
                                  ---------           -----------             --------
Total                             $   2,447           $        97             $    283
                                  =========           ===========             ========

         In the first quarter of 2000, the Company restructured an existing power sales contract from a variable price with fixed capacity sales to a fixed price power only contract which decreased the Company's commitments for capacity sales and increased the Company's commitments for power only sales.


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

8.   SUBSEQUENT EVENTS
         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of Transition Bonds (Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. As a result of this transaction, the Company has securitized a total of $5 billion of its $5.26 billion of stranded costs. The Transition Bonds are solely obligations of PETT, secured by intangible transition property sold by the Company to PETT concurrently with the issuance of the Transition Bonds and certain other related collateral.

The terms of the Transition Bonds are as follows:

                                                                   Expected
                            Approximate                             Final
        Series 2000         Face Amount          Interest          Payment                 Termination
           Class             (millions)          Rate                Date                     Date
           -----             ----------          ----                ----                     ----
           A-1                   $110            7.18%         September 1, 2001          September 1, 2003
           A-2                   $140            7.30%         September 1, 2002          September 1, 2004
           A-3                   $399            7.63%         March 1, 2009              March 1, 2010
           A-4                   $351            7.65%         September 1, 2009          September 1, 2010

         The Company is using the proceeds from the securitization to reduce the Company's stranded costs and related capitalization. On May 3, 2000, approximately $500 million of the proceeds from the Transition Bonds were used to repurchase approximately 12 million shares of common stock through the settlement of a forward purchase agreement that was entered into in January 2000. The remaining proceeds are expected to be used to purchase and/or redeem First and Refunding Mortgage Bonds and to reduce other debt.

         In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of the Transition Bonds in the second quarter of 2000. On May 2, 2000, the Company settled these forward starting interest rate swaps and paid the counterparties approximately $12 million which was deferred and is being amortized over the life of the Transition Bonds as an increase in interest expense consistent with the Company's hedge accounting policy.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On January 7, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). The Merger Agreement has been approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror. For additional information see "PART II, ITEM 7. - MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - General," in the Company's 1999 Annual Report on Form 10-K as amended by Form 10-K/A filed on April 28, 2000.

         On March 24, 2000, the Company submitted for approval a joint petition for settlement reached with various parties to the Company's proceeding before the Pennsylvania Public Utility Commission (PUC) involving the proposed merger with Unicom. The Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006. The comprehensive settlement agreement also provides for electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

         Retail competition for electric generation services began in Pennsylvania on January 1, 1999. Effective January 1, 2000, all of the Company's retail electric customers in its traditional service territory have the right to choose their generation suppliers. At March 31, 2000, approximately 17% of the Company's residential load, 45% of its commercial load and 63% of its industrial load were purchasing generation service from an alternative electric generation supplier. As of that date, Exelon Energy, the Company's alternative energy supplier, was providing electric generation service to approximately 123,800 business and residential customers located throughout Pennsylvania.

RESULTS OF OPERATIONS


Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                               Percentage Dollar Changes
                                                              2000 vs. 1999
                                                              -------------

       March 31,
       ---------
     2000     1999
     ----     ----

       78%     83%          Electric                                   1%
       15%     17%          Gas                                       (7%)
        7%      --          Infrastructure Services                  100%
     -----   -----

     100%     100%          Total Operating Revenues                   7%
     -----   -----

       34%     36%          Fuel and Energy Interchange                1%
       29%     23%          Operating and Maintenance                 34%
        6%      5%          Depreciation and Amortization             42%
        5%      6%          Taxes Other Than Income                  (11%)
     -----   -----
       74%     70%          Total Operating Expenses                  13%
     -----   -----

       26%     30%          Operating Income                          (7%)
     -----   -----

      (8%)    (6%)          Interest Charges                          30%
                            Equity in Earnings (Losses) of
        --    (1%)            Unconsolidated Affiliates              135%
        1%    (2%)          Other Income and Deductions              159%
     -----   -----

       19%     21%          Income Before Income Taxes                 1%
        7%      8%          Income Taxes                              (6%)
     -----   -----

       12%     13%          Net Income                                 6%
     =====   =====


First Quarter 2000 Compared To First Quarter 1999
Operating Revenues
         Electric revenues increased $6 million, or 1%, to $1,041 million for the quarter ended March 31, 2000 compared to the same 1999 period. The increase was attributable to higher revenues from the generation business unit of $55 million partially offset by lower revenues from the distribution business unit of $49 million.

         The increase from the generation business unit was primarily attributable to $33 million from increased volume in Pennsylvania resulting from the sale of competitive electric generation services by Exelon Energy and $22 million from increased wholesale revenues as a result of higher volume. The decrease from the distribution business unit was primarily attributable to $31 million as a result of lower volume principally associated with the effects of competition and $18 million related to the across-the-board rate reductions mandated by the PUC Opinion and Order (Final Restructuring Order) approving a joint petition and settlement of the Company's restructuring case.

         Gas revenues decreased $15 million, or 7%, to $202 million for the quarter ended March 31, 2000 compared to the same 1999 period. The decrease was primarily attributable to $10 million resulting from the elimination of the gross receipts tax in connection with gas restructuring in Pennsylvania and $9 million as a result of lower prices. These decreases were partially offset by $1 million from increased volume in Pennsylvania resulting from the sale of competitive gas supply services by Exelon Energy and $1 million of increased transportation revenues.

         Infrastructure services revenues increased $100 million as a result of the Exelon Infrastructure Services (EIS) acquisitions in the fourth quarter of 1999.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense increased $4 million, or 1%, to $457 million for the quarter ended March 31, 2000 compared to the same 1999 period. The increase was attributable to higher fuel and energy interchange expenses associated with the generation business unit of $23 million partially offset by a $19 million decrease in fuel and energy interchange expenses associated with the distribution business unit. As a percentage of revenue, fuel and interchange expenses were 34% as compared to 36% in the comparable prior year period.

         The increase from the generation business unit was primarily attributable to $42 million related to increased volume from Exelon Energy sales, partially offset by $19 million of lower fuel and energy interchange expense principally associated with lower internal generation as a result of unplanned outages at two fossil generating plants. The decrease from the distribution business unit was primarily attributable to $30 million as a result of lower volume partially offset by an increase of $8 million in PJM Interconnection, LLC ancillary charges.

Operating and Maintenance Expense
         Operating and maintenance expense (O&M) increased $98 million, or 34%, to $390 million for the quarter ended March 31, 2000 compared to the same 1999 period. As a percentage of revenue, operating and maintenance expenses were 29% as compared to 23% in the same 1999 period. The ventures business unit's O&M expenses increased $97 million related to the infrastructure services business as a result of the EIS acquisitions in the fourth quarter of 1999. The generation business unit's O&M expenses increased $4 million primarily as a result of higher compensation expense of $14 million and additional marketing expenses of $1 million. These increases were partially offset by $7 million related to the abandonment of an information system implementation in 1999 and additional joint-owner expense of $4 million as compared to the same 1999 period. In addition, the Company experienced $12 million of lower pension expense as a result of the performance of the investments in the Company's pension plan and $11 million of lower Year 2000 (Y2K) remediation expenditures. These decreases were partially offset by $11 million of incremental merger expenses and $6 million in compensation expense.

Depreciation and Amortization Expense
         Depreciation and amortization expense increased $24 million, or 42%, to $80 million for the quarter ended March 31, 2000 compared to the same 1999 period. As a percentage of revenue, depreciation and amortization expense was 6% as compared to 5% in the comparable prior year period. The increase was primarily attributable to $15 million associated with the commencement of the amortization of $5.26 billion of Competitive Transition Charges in 2000 in accordance with the terms of the Final Restructuring Order. The increase also included $5 million related to EIS depreciation expense, $3 million related to plant in service and $1 million of goodwill amortization.

Taxes Other Than Income
         Taxes other than income decreased $8 million, or 11%, to $67 million for the quarter ended March 31, 2000 compared to the same 1999 period. As a percentage of revenue, taxes other than income were 5%, as compared to 6%, in the comparable prior year period. The decrease was primarily attributable to lower real estate taxes of $5 million relating to a change in tax laws for utility property in Pennsylvania and $3 million as a result of the elimination of the gross receipts tax on gas sales partially offset by a net increase in gross receipts tax on electric sales.

Interest Charges
         Interest charges consist of interest expense, distributions on Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership and Allowance for Funds Used During Construction. Interest charges increased $24 million to $105 million, or 30%, for the quarter ended March 31, 2000 compared to the same 1999 period. As a percentage of revenue, interest charges were 8% as compared to 6% in the comparable prior year period. The increase was primarily attributable to interest on the transition bonds issued by PECO Energy Transition Trust of $57 million, partially offset by the Company's reduction of long-term debt with the proceeds of transition bonds, which reduced interest charges by $33 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates

         Equity in earnings (losses) of unconsolidated affiliates increased $16 million, or 135%, to earnings of $4 million for the quarter ended March 31, 2000 as compared to losses of $12 million in the same 1999 period. The increase in equity in earnings (losses) of unconsolidated affiliates was primarily attributable to $12 million related to the Company's equity investment in AmerGen Energy Company, LLC (AmerGen) as a result of the acquisitions of Three Mile Island Unit No. 1 Nuclear Generating Facility and the Clinton Nuclear Power Station which were acquired in December 1999 and improved performance of the Company's telecommunications equity investments of $4 million as a result of customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates increased $38 million, or 159%, to $14 million for the quarter ended March 31, 2000 as compared to a loss of $24 million in the same 1999 period. The increase in other income and deductions was primarily attributable to a $15 million write-off, in 1999, of the investment in Grays Ferry Cogeneration Partnership in connection with the settlement of litigation and other income in the first quarter of 2000 of $6 million from the favorable settlement of litigation, an increase of $5 million from non-utility operations and $4 million of additional interest income.

Income Taxes
         The effective tax rate was 36.9% which was consistent with the comparable prior year period.

Preferred Stock Dividends
         Preferred  stock  dividends  for  the  quarter  ended  March  31,  2000 decreased $0.6 million, or 18%, to $3 million as compared to the same 1999 period. The decrease was attributable to the retirement of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of transition bonds.

Earnings
         Earnings applicable to common stock increased $9 million, or 6%, to $162 million in the first quarter of 2000. Earnings per average common share increased $0.20 per share or 29%, to $0.89 per share in the first quarter of 2000, reflecting the increase in net income and a decrease in the weighted average shares of common stock outstanding as a result of the use of proceeds from the Company's April 1999 securitization of a portion of its stranded costs recovery. The proceeds were used to retire higher cost debt and to repurchase approximately 44 million shares of common stock.


DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities decreased $9 million to $173 million for the three months ended March 31, 2000 as compared to $182 million in the same 1999 period. The decrease was primarily attributable to less cash generated by operations of $28 million, partially offset by an increase in changes in working capital of $19 million. The increase in working capital was principally related to improvement in cash collections of Exelon Energy accounts receivable, partially offset by higher cash payments for accounts payable.

         Cash flows used by investing activities were $164 million for the three months ended March 31, 2000 as compared to $82 million in the same 1999 period. The increase was attributable to capital expenditures and ventures business unit investments.

         Cash flows used in financing activities were $127 million for the three months ended March 31, 2000, as compared to cash provided by financing activities of $2,555 million in the same 1999 period. The decrease was primarily attributable to the securitization of stranded cost recovery and the use of related proceeds in March 1999.

         At March 31, 2000, the Company had outstanding $135 million of notes payable which included $114 million of commercial paper and $21 million of lines of credit. At March 31, 2000, the Company had available formal and informal lines of bank credit aggregating $100 million and available revolving credit facilities aggregating $900 million which support its commercial paper program. At March 31, 2000, the Company had no short-term investments.

         On March 16, 2000, the PUC issued an order approving a Joint Petition for Full Settlement of PECO Energy Company's Application for Issuance of a Qualified Rate Order (QRO) authorizing the Company to securitize up to an additional $1 billion of its authorized stranded cost recovery. Under the terms of the Joint Petition for Full Settlement, the Company, through its distribution business unit, will provide its retail customers with rate reductions in the total amount of $60 million beginning on January 1, 2001. This rate reduction will be effective for calendar year 2001 only.

         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of Transition Bonds (Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. As a result of this transaction, the Company has secruitized a total of $5 billion of its $5.26 billion of stranded costs. The Transition Bonds are solely obligations of PETT, secured by intangible transition property sold by the Company to PETT concurrently with the issuance of the Transition Bonds and certain other related collateral. The Company is using the proceeds from the securitization to reduce the Company's stranded costs and related capitalization. On May 3, 2000, approximately $500 million of the proceeds from the Transition Bonds were used to repurchase approximately 12 million shares of common stock through the settlement of a forward purchase agreement that was entered into in January 2000. The remaining proceeds are expected to be used to purchase and/or redeem First and Refunding Mortgage Bonds and to reduce other debt. The Company currently estimates that the issuance of the Transition Bonds, the application of the proceeds and the 2001 rate reduction will increase earnings per share by approximately $0.01 to $0.02 in 2000 and reduce earnings per share by approximately $0.05 in 2001.



YEAR 2000 READINESS DISCLOSURE

         During 1999, the Company successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

         The current estimated total cost of the Y2K Project is $61 million, the majority of which is attributable to testing. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Y2K Project through March 31, 2000 was $57 million. The Company is funding the Y2K Project from operating cash flows.

         The Company's systems experienced no Y2K difficulties on December 31, 1999 or since that date. The Company's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. The Company will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.

         For additional information regarding the Y2K Readiness Disclosure see "PART II, ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Outlook" in the Company's Annual Report on Form 10-K for the year 1999, as amended by Form 10-K/A dated April 28, 2000.



FORWARD-LOOKING STATEMENTS
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, including the estimated impact on earnings per share for 2000 and 2001 from the issuance of Transition Bonds, the application of the proceeds thereof and the 2001 rate reduction, and accordingly, are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 6, 7 and 8 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         The Company uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps are used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

         In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of the Transition Bonds in the second quarter of 2000. On May 2, 2000, the Company settled these forward starting interest rate swaps and paid the counterparties approximately $12 million which was deferred and is being amortized over the life of the Transition Bonds as an increase in interest expense consistent with the Company's hedge accounting policy.

         At March 31, 2000, the Company's interest rate swaps, including the interest rate swaps relating to the Transition Bonds referred to above, had a fair market value of $88 million which was based on the present value difference between the contracted rate and the market rates at March 31, 2000.

         The aggregate fair value of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at March 31, 2000 is estimated to be $25 million. If the interest rate swaps had been terminated at March 31, 2000, this estimated fair value represents the amount to be paid by the counterparties to the Company.

         The aggregate fair value of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at March 31, 2000 is estimated to be $147 million. If the interest rate swaps had been terminated at March 31, 2000, this estimated fair value represents the amount to be paid by the counterparties to the Company.

         There were no material changes in the quarter ended March 31, 2000 in the Company's quantitative and qualitative disclosures about market risk associated with commodity risk and equity price risk from December 31, 2000.

         For information on Commodity Risk, Interest Rate Risk and Equity Price Risk, see "PART II, ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK," in the Company's 1999 Annual Report on Form 10-K as amended by Form 10-K/A filed on April 28, 2000.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

         As previously reported in the Form 8-K dated June 24, 1999, AmerGen executed an agreement with Niagara Mohawk Power Corporation (NIMO) and New York State Electric & Gas Corporation (NYSEG) to purchase their respective interests in Nine Mile Point Unit 1 Nuclear Generating Facility and Nine Mile Point Unit 2 Nuclear Generating Facility. On May 11, 2000, AmerGen, NIMO and NYSEG terminated the agreements executed as of June 23, 1999 in connection with the proposed acquisition of NIMO's and NYSEG's interests in Nine Mile Point Unit 1 and Unit 2 Nuclear Generating Facilities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27 - Financial Data Schedule.

(b)      During the quarter  ended March 31,  2000,  the Company  filed the following Current Reports on Form 8-K:

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

         Subsequent  to March 31,  2000 the  Company  filed  the  following
              Current Reports on Form 8-K:

         Date of earliest event reported:
                  May 2, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the completion of the sale of an additional $1 billion in transition bonds securitizing a portion of the Company's stranded cost recovery.

                                   Signatures

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               PECO ENERGY COMPANY

                                               /s/ Michael J. Egan
                                               ----------------------------
                                               MICHAEL J. EGAN
                                               Vice President and
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Chief Accounting Officer)

Date:  May 15, 2000