Form 10-Q
period 2000-06-30
PECO ENERGY CO
filed 2000-08-15
CIK 78100

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                             Yes    X            No
                                  -----              ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

         The Company had 169,694,541 shares of common stock outstanding on August 4, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)
                                            (In Millions, except per share data)
                                                               Three Months Ended June 30,       Six Months Ended June 30,
                                                               ---------------------------       ------------------------
                                                                    2000         1999                2000         1999
                                                                  -------      -------             -------      -------
OPERATING REVENUES
     Electric                                                     $ 1,129      $ 1,109             $ 2,170      $ 2,144
     Gas                                                               85           90                 287          307
     Infrastructure Services                                          159           --                 259           --
                                                                  -------      -------             -------      -------
TOTAL OPERATING REVENUES                                            1,373        1,199               2,716        2,451
                                                                  -------      -------             -------      -------

OPERATING EXPENSES
     Fuel and Energy Interchange                                      469          501                 926          954
     Operating and Maintenance                                        445          342                 835          634
     Depreciation and Amortization                                     81           58                 161          114
     Taxes Other Than Income Taxes                                     63           45                 130          120
                                                                  -------      -------             -------      -------
TOTAL OPERATING EXPENSES                                            1,058          946               2,052        1,822
                                                                  -------      -------             -------      -------

OPERATING INCOME                                                      315          253                 664          629
                                                                  -------      -------             -------      -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                (116)        (114)               (220)        (188)
     Company Obligated Mandatorily Redeemable
       Preferred Securities of a Partnership                           (3)          (8)                 (5)         (15)
     Allowance for Funds Used During Construction                      --            2                   1            2
     Equity in Earnings (Losses) of Unconsolidated Affiliates          (1)         (11)                  3          (23)
     Other, Net                                                         6           22                  20           (2)
                                                                  -------      -------             -------      -------

TOTAL OTHER INCOME AND DEDUCTIONS                                    (114)        (109)               (201)        (226)
                                                                  -------      -------             -------      -------

INCOME BEFORE INCOME TAXES AND
     EXTRAORDINARY ITEM                                               201          144                 463          403

INCOME TAXES                                                           77           47                 174          150
                                                                  -------      -------             -------      -------

INCOME BEFORE EXTRAORDINARY ITEM                                      124           97                 289          253

EXTRAORDINARY ITEM - NET OF INCOME TAXES                               (3)         (27)                 (3)         (27)
                                                                  -------      -------             -------      -------

NET INCOME                                                            121           70                 286          226

PREFERRED STOCK DIVIDENDS                                               2            4                   5            7
                                                                  -------      -------             -------      -------

EARNINGS APPLICABLE TO COMMON STOCK                               $   119      $    66             $   281      $   219
                                                                  =======      =======             =======      =======

AVERAGE SHARES OF COMMON STOCK OUTSTANDING                            174          192                 178          208
                                                                  =======      =======             =======      =======

EARNINGS PER AVERAGE COMMON SHARE:
    BASIC:
       Income Before Extraordinary Item                           $  0.70      $  0.48             $  1.60      $  1.19
       Extraordinary Item                                           (0.02)       (0.14)              (0.02)       (0.13)
                                                                  -------      -------             -------      -------
       Net Income                                                 $  0.68      $  0.34             $  1.58      $  1.06
                                                                  =======      =======             =======      =======
    DILUTED:
       Income Before Extraordinary Item                           $  0.70      $  0.48             $  1.59      $  1.18
       Extraordinary Income                                         (0.02)       (0.14)              (0.02)       (0.13)
                                                                  -------      -------             -------      -------
       Net Income                                                 $  0.68      $  0.34             $  1.57      $  1.05
                                                                  =======      =======             =======      =======

DIVIDENDS PER AVERAGE COMMON SHARE                                $  0.25      $  0.25             $  0.50      $  0.50
                                                                  =======      =======             =======      =======

                                  See Notes to Condensed Consolidated Financial Statements

                         PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Millions)


                                                                  June 30,       December 31,
                                                                    2000            1999
                                                                 -------          -------
                                                                (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                                   $   263          $   228
     Accounts Receivable, Net                                        728              692
     Inventories, at average cost                                    208              206
     Other                                                           172               87
                                                                 -------          -------

         Total Current Assets                                      1,371            1,213
                                                                 -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET                                 5,155            5,045

DEFERRED DEBITS AND OTHER ASSETS
     Competitive Transition Charge                                 5,248            5,275
     Recoverable Deferred Income Taxes                               638              638
     Deferred Non-Pension Postretirement Benefits Costs               81               84
     Investments                                                     603              538
     Loss on Reacquired Debt                                          68               71
     Goodwill, Net                                                   194              121
     Other                                                           157              135
                                                                 -------          -------

         Total Deferred Debits and Other Assets                    6,989            6,862
                                                                 -------          -------

TOTAL ASSETS                                                     $13,515          $13,120
                                                                 =======          =======










                   See Notes to Condensed Consolidated Financial Statements

                         PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (In Millions)
                                          (continued)

                                                               June 30,          December 31,
                                                                 2000               1999
                                                               --------           --------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable, Bank                                       $    351           $    163
     Long-Term Debt Due Within One Year                             220                128
     Accounts Payable                                               290                429
     Accrued Taxes                                                  229                203
     Accrued Interest                                               121                119
     Deferred Income Taxes                                           14                 15
     Other                                                          287                247
                                                               --------           --------

         Total Current Liabilities                                1,512              1,304
                                                               --------           --------

LONG-TERM DEBT                                                    6,431              5,969

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                        2,426              2,411
     Unamortized Investment Tax Credits                             279                286
     Pension Obligation                                             212                212
     Non-Pension Postretirement Benefits Obligation                 452                443
     Other                                                          410                401
                                                               --------           --------

         Total Deferred Credits and Other Liabilities             3,779              3,753
                                                               --------           --------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP                          128                128
MANDATORILY REDEEMABLE PREFERRED STOCK                               56                 56

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY
     Common Stock (No Par)                                        3,576              3,576
     Preferred Stock                                                137                137
     Other Paid-In Capital                                            3                  1
     Retained Earnings (Accumulated Deficit)                         89               (103)
     Treasury Stock, at cost                                     (2,196)            (1,705)
     Accumulated Other Comprehensive Income                          --                  4
                                                               --------           --------

         Total Shareholders' Equity                               1,609              1,910
                                                               --------           --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 13,515           $ 13,120
                                                               ========           ========



                   See Notes to Condensed Consolidated Financial Statements

                               PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (In Millions)

                                                                                Six Months Ended June 30,
                                                                                  2000             1999
                                                                                -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                 $   286           $   226
     Adjustments to Reconcile Net Income to Net Cash
         Provided by Operating Activities:
     Depreciation and Amortization                                                  228               149
     Extraordinary Item (net of income taxes)                                         3                27
     Deferred Income Taxes                                                           17               (38)
     Amortization of Investment Tax Credits                                          (7)               (7)
     Deferred Energy Costs                                                           15                56
     Equity in Earnings (Losses) of Unconsolidated Affiliates                        (3)              (23)
     Other Items Affecting Operations                                               (35)               98
     Changes in Working Capital:
         Accounts Receivable                                                        (13)             (279)
         Inventories                                                                 (2)                3
         Accounts Payable                                                          (126)               41
         Accrued Taxes                                                               32                17
         Accrued Interest                                                             2                43
         Other Current Assets and Liabilities                                       (58)              (47)
                                                                                -------           -------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                                         339               266
                                                                                -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                           (287)             (244)
     Exelon Infrastructure Services Acquisitions, net of cash acquired              (91)               --
     Increase in Other Investments                                                  (71)              (35)
                                                                                -------           -------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                        (449)             (279)
                                                                                -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                      189              (299)
     Issuance of Long-Term Debt                                                   1,015             4,000
     Retirement of Long-Term Debt                                                  (460)           (1,203)
     Common Stock Repurchase                                                       (496)           (1,507)
     Dividends on Preferred and Common Stock                                        (93)             (110)
     Proceeds from Exercise of Stock Options                                         --                14
     Other Items Affecting Financing                                                (10)              (16)
                                                                                -------           -------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                     145               879
                                                                                -------           -------


INCREASE IN CASH AND CASH EQUIVALENTS                                                35               866
                                                                                -------           -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    228                48
                                                                                -------           -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   263           $   914
                                                                                =======           =======

                        See Notes to Condensed Consolidated Financial Statements

                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION
         The accompanying condensed consolidated financial statements as of June 30, 2000 and for the three and six months then ended are unaudited, but include all adjustments that PECO Energy Company (Company) considers necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. These notes should be read in conjunction with the Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A filed on April 28, 2000.


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

         On June 22, 2000, the Pennsylvania Public Utility Commission (PUC) approved the proposed merger between the Company and Unicom following the submission, in March 2000, of the joint petition for settlement reached with various parties to the Company's proceedings with the PUC involving the merger. In the settlement, the Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006. The comprehensive settlement agreement also provides for electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

         On June 27, 2000, at the 2000 Annual Meeting of Shareholders, the Company's common shareholders approved the proposal to adopt the Merger Agreement. On June 28, 2000, at the Unicom 2000 Annual Meeting of Shareholders, Unicom's common shareholders approved the proposal to adopt the Merger Agreement.

3.   SERIES 2000-A TRANSITION BONDS
         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of transition bonds (Series 2000-A Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. As a result of this transaction, the Company has securitized a total of $5 billion of its $5.26 billion of stranded costs recovery. The transition bonds issued by PETT, including the Series 2000-A Transition Bonds, are solely obligations of PETT, secured by intangible transition property sold by the Company to PETT concurrently with the issuance of the transition bonds and certain other related collateral.

The terms of the Series 2000-A Transition Bonds are as follows:

                                                                    Expected
                            Approximate                              Final
       Series 2000-A        Face Amount          Interest           Payment               Termination
           Class             (millions)            Rate               Date                    Date
       -------------        -----------          --------         -----------             --------------
           A-1                   $110            7.18%         September 1, 2001          September 1, 2003
           A-2                   $140            7.30%         September 1, 2002          September 1, 2004
           A-3                   $399            7.63%         March 1, 2009              March 1, 2010
           A-4                   $351            7.65%         September 1, 2009          September 1, 2010

           The Company is using the proceeds from the securitization to reduce the Company's stranded costs and related capitalization. On May 3, 2000, $502 million of the proceeds were used to settle a forward purchase agreement that was entered into in January 2000 resulting in the repurchase of 12 million shares of common stock. During May and June 2000, the Company used $463 million to purchase and/or redeem First and Refunding Mortgage Bonds, to reduce other debt, to repurchase accounts receivable and to pay transaction expenses. The remaining proceeds were used to redeem First and Refunding Mortgage Bonds on August 1, 2000.

           During the second quarter of 2000, the Company incurred an extraordinary charge of $3 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.

           In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of the Series 2000-A Transition Bonds in the second quarter of 2000. On May 2, 2000, the Company settled these forward starting interest rate swaps and paid the counterparties approximately $12 million which was deferred and is being amortized over the life of the Series 2000-A Transition Bonds as an increase in interest expense consistent with the Company's hedge accounting policy.

4.   SEGMENT INFORMATION
         The Company's segment information as of and for the three and six months ended June 30, 2000 as compared to the same periods in 1999 is as follows (in millions):

Quarter Ended June 30, 2000 as compared to the Quarter Ended June 30, 1999
--------------------------------------------------------------------------

                                                                                      Intersegment
                           Distribution     Generation      Ventures     Corporate      Revenues     Consolidated
Revenues:
    2000                      $    762        $   657        $  168        $   -      $  (214)        $ 1,373
    1999                      $    738        $   641        $    1        $   -      $  (181)        $ 1,199
EBIT (a):
    2000                      $    284        $    95        $   (6)       $ (53)                     $   320
    1999                      $    313        $    11        $  (15)       $ (45)                     $   264


Six Months Ended June 30, 2000 as compared to Six Months Ended June 30, 1999
----------------------------------------------------------------------------

Revenues:
    2000                      $  1,605        $ 1,218        $  276        $   -      $  (383)        $ 2,716
    1999                      $  1,647        $ 1,183        $    1        $   -      $  (380)        $ 2,451
EBIT (a):
    2000                      $    641        $   146        $  (17)       $ (83)                     $   687
    1999                      $    668        $    53        $  (36)       $ (81)                     $   604
Total Assets:
    June 30, 2000             $ 10,489        $ 1,813        $  799        $ 414                      $13,515
    December 31, 1999         $ 10,294        $ 1,779        $  640        $ 407                      $13,120

(a) EBIT - Earnings Before Interest and Income Taxes.


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

                                         Three Months Ended     Six Months Ended
                                              June 30,             June 30,
                                              --------             --------
                                         2000        1999       2000      1999
                                         ----        ----       ----      ----
Average Common Shares Outstanding         174         192        178        208

Assumed Exercise of Stock Options           1           2          1          1
                                       ------      ------     ------      -----

Potential Average Dilutive
  Common Shares Outstanding                175        194        179        209
                                       =======    =======    =======    =======


6.   SALES OF ACCOUNTS RECEIVABLE
         The Company is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2000. At June 30, 2000, the Company had sold a $225 million interest in accounts receivable, consisting of a $187 million interest in accounts receivable which the Company accounts for as a sale under Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," and a $38 million interest in special agreement accounts receivable which are accounted for as a long-term note payable. The Company retains the servicing responsibility for these receivables. The agreement requires the Company to maintain the $225 million interest, which, if not met, requires the Company to deposit cash in order to satisfy such requirements. At June 30, 2000, the Company met such requirements.

         In May 2000, the Company used a portion of the proceeds from the Series 2000-A Transition Bonds to repurchase $50 million of the interest in accounts receivable, including $10 million of special agreement accounts receivable (See
Note 3 - Series 2000-A Transition Bonds). This repurchase reduced the amount of accounts receivable the Company could sell or finance under the agreement.


7.   COMMITMENTS AND CONTINGENCIES
         For information regarding the Company's capital commitments, nuclear insurance, nuclear decommissioning and spent fuel storage, energy commitments, environmental issues and litigation, see Note 6 of Notes to Consolidated Financial Statements for the year ended December 31, 1999.

         In July 2000, the Company signed an agreement with the Department of Energy (DOE) under which the Company will be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement applies only to the Company's Peach Bottom Atomic Power Station (Peach Bottom). The agreement allows the Company to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred by the Company due to the DOE's delay. In accordance with the Nuclear Waste Policy Act of 1982 (NWPA), the Company pays the DOE one mil ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel disposal. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility are eligible for this reduction in future DOE fees. Negotiations of settlements relating to the Company's plants will be conducted on a plant-by-plant basis.

         The Company has identified 28 sites where former manufactured gas plant
(MGP) activities have or may have resulted in actual site contamination. As of June 30, 2000, the Company had accrued $56 million for environmental investigation and remediation costs, including $31 million for MGP investigation and remediation that currently can be reasonably estimated. The Company cannot predict whether it will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by the Company, environmental agencies or others, or whether all such costs will be recoverable from third parties.

         At December 31, 1998, the Company incurred a charge of $125 million ($74 million, net of income taxes) for its Early Retirement and Separation Program relating to 1,157 employees. The estimated cost of separation benefits was approximately $47 million. Retirement benefits of approximately $78 million are being paid to the retirees over their lives. All cash payments related to the Early Retirement and Separation Program were funded through the assets of the Company's Service Annuity Plan. The Early Retirement and Separation Program terminated on June 30, 2000.

         At June 30, 2000, the Company had long-term commitments, in megawatt hours (MWhs) and dollars, relating to the purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the tables below (in millions):

                                          Power Only
                 ---------------------------------------------------------
                           Purchases                         Sales
                 ---------------------------------------------------------
                     MWhs          Dollars           MWhs          Dollars
                 ---------------------------------------------------------

2000                  4            $  62              12          $   410
2001                  7              149              13              527
2002                  7              131              10              460
2003                  7              138               6              233
2004                  5              116               3              107
Thereafter            3               82               5              167
                               ---------                        ---------
Total                              $ 678                          $ 1,904
                               =========                        =========

                           Capacity         Capacity      Transmission
                           Purchases         Sales           Rights
                          in Dollars      in Dollars       in Dollars
                          ----------      ----------       ----------
2000                        $    26            $ 14            $  51
2001                             83              32               60
2002                            149              21               63
2003                            176              16               22
2004                            167               3               21
Thereafter                    1,833              10               79
                         ----------      ----------       ----------
Total                       $ 2,434            $ 96            $ 296
                         ==========      ==========       ==========

         In the first quarter of 2000, the Company restructured an existing power sales contract from a variable price with fixed capacity sales to a fixed price power only contract which decreased the Company's commitments for capacity sales and increased the Company's commitments for power only sales.

         In June 2000, the Company entered into a fixed-for-floating financial swap in order to hedge the physical gas price risk for August and September 2000 associated with one of its tolling agreements. Pursuant to the swap transaction, the Company will obtain a fixed price for natural gas based on a natural gas index plus a premium. If the market price is above or below the fixed price, the Company would either receive or pay the counterparty the difference between the fixed price and the market price. As of June 30, 2000, no hedging gains or losses have been deferred or recognized.

8.   NEW ACCOUNTING PRONOUNCEMENTS
         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative.

         In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). This standard amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made arising from the Derivatives Implementation Group process. The Company expects to adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company is in the process of evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements.


9.   EXELON INFRASTRUCTURE SERVICES, INC. ACQUISITIONS
         In the second quarter of 2000,  Exelon  Infrastructure  Services,  Inc.
(EIS), an unregulated subsidiary of the Company, acquired the stock or assets of four utility service contracting companies for an aggregate purchase price of approximately $95 million, including stock of EIS. The acquisitions were accounted for using the purchase method of accounting. The preliminary estimate of the excess of purchase price over the fair value of net assets acquired was approximately $77 million which is being amortized over 20 years.


10.   SUBSEQUENT EVENTS

     Sithe Energies Acquisition
         On August 14, 2000, the Company signed a definitive agreement to purchase 49.9 percent of Sithe Energies North America's outstanding common stock for $682 million, with an option to purchase the remaining common stock outstanding within two to five years, at a price to be determined based on prevailing market conditions.

      Oyster Creek Acquisition
         In August 2000, AmerGen Energy Company, LLC (AmerGen), the joint venture between the Company and British Energy, plc, completed the purchase of Oyster Creek Nuclear Generating Facility from GPU, Inc. (GPU) for $10 million. Under the terms of the agreement, GPU will fund outage costs not to exceed $89 million, including the cost of fuel, for a refueling outage scheduled for October 2000. AmerGen will repay these costs to GPU in nine equal annual installments beginning in August 2001. The sale provides for AmerGen to assume full responsibility for the ultimate decommissioning of Oyster Creek. At the closing of the sale, GPU provided funding for the decommissioning trust of $440 million. GPU will purchase the electricity generated by Oyster Creek at a fixed price through March 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On September 22, 1999, the Company and Unicom Corporation (Unicom) entered into an Agreement and Plan of Exchange and Merger providing for a merger of equals. On January 7, 2000, the Agreement and Plan of Exchange and Merger was amended and restated (Merger Agreement). The Merger Agreement has been approved by both companies' Boards of Directors. The transaction will be accounted for as a purchase with the Company as acquiror. For additional information, see "PART II,
ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - General," in the Company's 1999 Annual Report on Form 10-K as amended by Form 10-K/A filed on April 28, 2000.

         On June 22, 2000, the Pennsylvania Public Utility Commission (PUC) approved the proposed merger between the Company and Unicom following the submission, in March 2000, of the joint petition for settlement reached with various parties to the Company's proceedings with the PUC involving the merger. In the settlement, the Company reached agreement with advocates for residential, small business and large industrial customers, and representatives of marketers, environmentalists, municipalities and elected officials. Under the comprehensive settlement agreement, the Company has agreed to $200 million in rate reductions for all customers over the period January 1, 2002 through 2005 and extended rate caps on the Company's retail electric distribution charges through December 31, 2006. The comprehensive settlement agreement also provides for electric reliability and customer service standards, mechanisms to enhance competition and customer choice, expanded assistance to low-income customers, extensive funding for wind and solar energy and community education, nuclear safety research funds, customer protection against nuclear costs outside of Pennsylvania, and maintenance of charitable and civic contributions and employment for the Company's headquarters in Philadelphia.

         On June 27, 2000, at the 2000 Annual Meeting of Shareholders, the Company's common shareholders approved the proposal to adopt the Merger Agreement. On June 28, 2000, at the Unicom 2000 Annual Meeting of Shareholders, Unicom's common shareholders approved the proposal to adopt the Merger Agreement.

         Retail competition for electric generation services began in Pennsylvania on January 1, 1999. Effective January 1, 2000, all of the Company's retail electric customers in its traditional service territory have the right to choose their generation suppliers. At June 30, 2000, approximately 18% of the Company's residential load, 44% of its commercial load and 40% of its industrial load were purchasing generation service from an alternative electric generation supplier. As of that date, Exelon Energy, the Company's alternative energy supplier, was providing electric generation service to approximately 112,000 business and residential customers located throughout Pennsylvania.

         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the

Company, issued an additional $1 billion aggregate principal amount of transition bonds (Series 2000-A Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. See Note 3 of Notes to Condensed Consolidated Financial Statements.

         In the second quarter of 2000,  Exelon  Infrastructure  Services,  Inc.
(EIS) acquired four additional infrastructure services companies. These aquisitions, combined with EIS' acquisitions of six infrastructure services companies in the fourth quarter of 1999, contributed to the growth in revenue and operating and maintenance expenses in the quarterly and six month periods ended June 30, 2000 as compared to the same prior year periods.

RESULTS OF OPERATIONS

Revenue and Expense Items as a
Percentage of Total Operating
Revenues                                                                           Percentage Dollar Changes
                                                                                         2000 vs. 1999
                                                                                   -------------------------

       Quarter          Six Months                                                  Quarter       Six Months
        Ended             Ended                                                      Ended          Ended
       June 30,          June 30,                                                   June 30,       June 30,
       --------          --------                                                   --------       --------
     2000     1999    2000     1999
     ----     ----    ----     ----
       82%     92%      80%      87%       Electric                                    2%               1%
        6%      8%      11%      13%       Gas                                        (6%)             (7%)
       12%      --       9%       --       Infrastructure Services                   100%             100%
     -----   -----    -----    -----

      100%    100%     100%     100%       Total Operating Revenues                   15%              11%
     -----   -----    -----    -----

       34%     42%      34%      39%       Fuel and Energy Interchange               (6%)              (3%)
       32%     28%      31%      26%       Operating and Maintenance                  30%              32%
        6%      5%       6%       5%       Depreciation and Amortization              40%              41%
        5%      4%       5%       5%       Taxes Other Than Income                    40%               8%
     -----   -----    -----    -----
       77%     79%      76%      75%       Total Operating Expenses                   12%              13%
     -----   -----    -----    -----

       23%     21%      24%      25%       Operating Income                           25%               6%
     -----   -----    -----    -----

       (9%)   (10%)     (8%)     (8%)      Interest Charges                           (1%)             11%
                                           Equity in Earnings (Losses) of
        --     (1%)      --      (1%)        Unconsolidated Affiliates                91%             113%
        1%      2%       1%       --       Other, Net                                (73%)          1,100%
     -----   -----    -----    -----

                                           Income Before Income Taxes and
       15%     12%      17%      16%         Extraordinary Item                       40%              15%
        6%      4%       6%       6%       Income Taxes                               64%              16%
     -----   -----    -----    -----
        9%      8%      11%      10%       Income Before Extraordinary Item           28%              14%
        --     (2%)     --%      (1%)      Extraordinary Items                       (89%)            (89%)
     -----   -----    -----    -----

        9%      6%      11%       9%       Net Income                                 73%              27%
     =====   =====    =====    =====


Second Quarter 2000 Compared To Second Quarter 1999
Operating Revenues
         Electric revenues increased $20 million, or 2%, to $1,129 million for the quarter ended June 30, 2000 compared to the same 1999 period. The increase was attributable to higher revenues from the distribution business unit of $27 million partially offset by lower revenues from the generation business unit of $7 million.

         The increase from the distribution business unit was primarily attributable to $21 million as a result of additional volume from the effects of weather conditions and $8 million related to a decrease in the rate reduction from 8% to 6% on January 1, 2000 in accordance with the May 1998 PUC Opinion and Order (Final Restructuring Order). The decrease from the generation business unit was primarily attributable to lower sales of competitive electric generation services by Exelon Energy of $27 million as a result of $40 million from decreased volume partially offset by $13 million as a result of increased prices. In addition, the termination of the operating agreement for the Clinton Nuclear Power Station (Clinton) resulted in lower revenues of $14 million. As a result of AmerGen Energy Company, LLC's (AmerGen) acquisition of Clinton in December 1999, the operating agreement was terminated and accordingly, the operations of Clinton have been included in Equity in Earnings (Losses) of Unconsolidated Affiliates on the Company's Statements of Income since that date. These decreases were partially offset by increased wholesale revenues of $28 million as a result of $48 million associated with higher prices partially offset by $20 million associated with lower volume from existing customers.

         Gas revenues decreased $5 million, or 6%, to $85 million for the quarter ended June 30, 2000 compared to the same 1999 period. The decrease was primarily attributable to $7 million as a result of lower prices and $6 million resulting from the elimination of the gross receipts tax in connection with gas restructuring in Pennsylvania. These decreases were partially offset by $8 million from increased volume.

         Infrastructure services revenues increased $159 million as a result of the EIS acquisitions which occurred in the fourth quarter of 1999 and the second quarter of 2000.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense decreased $32 million, or 6%, to $469 million for the quarter ended June 30, 2000 compared to the same 1999 period. The decrease was attributable to lower fuel and energy interchange expenses associated with the generation business unit of $24 million and the distribution business unit of $8 million. As a percentage of revenue, fuel and interchange expenses were 34% as compared to 42% in the comparable prior year period.

         The decrease from the generation business unit was attributable to $52 million principally related to decreased volume from Exelon Energy sales, partially offset by $29 million of higher fuel and energy interchange expense associated with increased distribution business unit volume primarily related to the effect of weather conditions. The generation business unit is the primary source of supply for the distribution business unit, accordingly, sales volume changes at the distribution business unit have a direct impact on fuel expense at the generation business unit. The decrease from the distribution business unit was primarily attributable to a decrease of $6 million in PJM Interconnection, LLC (PJM) ancillary charges.

Operating and Maintenance Expense
         Operating and maintenance expense (O&M) increased $103 million, or 30%, to $445 million for the quarter ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, operating and maintenance expenses were 32% as compared to 28% in the same 1999 period. The ventures business unit's O&M expenses increased $145 million related to the infrastructure services business as a result of the EIS acquisitions. The generation business unit's O&M expenses decreased $33 million primarily as a result of lower O&M expenses related to the operating agreement for Clinton of $25 million in 1999 and lower marketing expenses of $10 million principally related to Exelon Energy. These increases were partially offset by higher compensation expense of $2 million as compared to the same 1999 period. In addition, the Company experienced a decrease in general corporate expenses consisting of $11 million of lower pension expense as a result of the performance of the investments in the Company's pension plan, $4 million of lower Year 2000 (Y2K) remediation expenditures and $3 million in lower compensation expense. These decreases were partially offset by an increase of $9 million in incremental merger expenses.

Depreciation and Amortization Expense
         Depreciation and amortization expense increased $23 million, or 40%, to $81 million for the quarter ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, depreciation and amortization expense was 6% as compared to 5% in the comparable prior year period. The increase was primarily attributable to $12 million associated with the commencement of the amortization of $5.26 billion of Competitive Transition Charges in 2000. The increase also included $8 million related to EIS depreciation and amortization expense and $3 million related to increased plant in service.

Taxes Other Than Income
         Taxes other than income increased $18 million, or 40%, to $63 million for the quarter ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, taxes other than income were 5%, as compared to 4%, in the comparable prior year period. The increase was primarily attributable to a $22 million 1999 Capital Stock Tax credit related to an adjustment associated with the impact of the 1997 restructuring charge on the Company's equity value. The increase was partially offset by lower real estate taxes of $2 million relating to a change in tax laws for utility property in Pennsylvania and $1 million as a result of the elimination of the gross receipts tax on gas sales partially offset by a net increase in gross receipts tax on electric sales.

Interest Charges
         Interest charges consist of interest expense, distributions on Company Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS) and Allowance for Funds Used During Construction (AFUDC). Interest charges decreased $1 million, or 1%, to $119 million for the quarter ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, interest charges were 9% as compared to 10% in the comparable prior year period. The decrease was primarily attributable to the Company's reduction of long-term debt with the proceeds of transition bonds which reduced interest charges by $15 million partially offset by the interest on the transition bonds of $11 million and lower AFUDC of $2 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
         Equity in earnings (losses) of unconsolidated affiliates increased $10 million, or 91%, to losses of $1 million for the quarter ended June 30, 2000 as compared to losses of $11 million in the same 1999 period. The increase was attributable to $8 million from the Company's equity investment in AmerGen as a result of the acquisitions of Three Mile Island Unit No. 1 Nuclear Generating Facility (TMI) and Clinton in December 1999 and $2 million from improved performance of the Company's telecommunications equity investments as a result of customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates decreased $16 million, or 73%, to income of $6 million for the quarter ended June 30, 2000 as compared to $22 million in the same 1999 period. The decrease in other income and deductions was primarily attributable to a decrease in interest income of $16 million principally related to earnings on unused transition bond proceeds in 1999.

Income Taxes
         The effective tax rate was 38.3% for the quarter ended June 30, 2000 as compared to 32.6% in the same 1999 period. The increase in the effective tax rate was primarily a result of the disproportionate relationship of regulated plant tax adjustments to income before income taxes and extraordinary item in 1999.

Extraordinary Items
         During the second quarter of 2000, the Company incurred an extraordinary charge of $3 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of Series 2000-A Transition Bonds in May 2000.

         During the second quarter of 1999, the Company incurred an extraordinary charge of $27 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of transition bonds in 1999.

Preferred Stock Dividends
         Preferred stock dividends for the quarter ended June 30, 2000 decreased $2 million, or 50%, to $2 million as compared to the same 1999 period. The decrease was attributable to the retirement of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of transition bonds.

Earnings
         Earnings applicable to common stock increased $53 million, or 80%, to $119 million in the second quarter of 2000. Earnings per average common share increased $0.34 per share or 100%, to $0.68 per share in the second quarter of 2000, reflecting the increase in net income and a decrease in the weighted average shares of common stock outstanding as a result of the use of proceeds from the Company's April 1999 and May 2000 stranded cost recovery securitizations.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999 Operating Revenues
         Electric revenues increased $26 million, or 1%, to $2,170 million for the six months ended June 30, 2000 compared to the same 1999 period. The increase was attributable to higher revenues from the generation business unit of $47 million partially offset by lower revenues from the distribution business unit of $21 million.

         The increase from the generation business unit was primarily attributable to $48 million from increased wholesale revenues as a result of $93 million associated with higher prices partially offset by $45 million associated with lower volume. In addition, the sale of competitive electric generation services by Exelon Energy increased $7 million which was primarily attributable to $15 million from increased prices partially offset by $8 million as a result of decreased volume. These increases were partially offset by $14 million of lower revenues related to the termination of the operating agreement for Clinton. The decrease from the distribution business unit was primarily attributable to a decrease of $30 million from lower volume from existing customers principally as a result of Customer Choice and $11 million related to the 8% across-the-board rate reduction in 1999 which did not take place until the first full month of service in 1999. Accordingly, the six months ended June 30, 1999, included approximately five months of rate reduction at 8% as compared to the current period which includes one month of rate reduction at 8% and five months of rate reduction at 6%. These decreases were partially offset by an increase of $20 million related to additional volume as a result of weather conditions.

         Gas revenues decreased $20 million, or 7%, to $287 million for the six months ended June 30, 2000 compared to the same 1999 period. The decrease was primarily attributable to $17 million as a result of lower prices and $15 million from the elimination of the gross receipts tax in connection with gas restructuring in Pennsylvania. These decreases were partially offset by $11 million from increased volume from new and existing customers and $1 million of additional volume as a result of weather conditions.

         Infrastructure services revenues increased $259 million as a result of the EIS acquisitions which occurred in the fourth quarter of 1999 and the second quarter of 2000.

Fuel and Energy Interchange Expense
         Fuel and energy interchange expense decreased $28 million, or 3%, to $926 million for the six months ended June 30, 2000 compared to the same 1999 period. The decrease was attributable to lower fuel and energy interchange expenses associated with the distribution business unit of $27 million and the generation business unit of $1 million. As a percentage of revenue, fuel and energy interchange expenses were 34% as compared to 39% in the comparable prior year period.

         The decrease from the distribution business unit was primarily attributable to $31 million of lower PJM ancillary charges. The decrease from the generation business unit was primarily attributable to lower fuel and energy interchange expenses of $51 million principally related to decreased volume from Exelon Energy sales partially offset by $38 million of higher fuel and energy interchange expenses associated with increased cost to supply the distribution business unit's volume and $8 million of additional interchange expenses associated with wholesale operations.

Operating and Maintenance Expense
         O&M expense increased $201 million, or 32%, to $835 million for the six months ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, operating and maintenance expenses were 31% as compared to 26% in the same 1999 period. The ventures business unit's O&M expenses increased $242 million related to the infrastructure services business as a result of the EIS acquisitions. The generation business unit's O&M expenses decreased $29 million primarily as a result of lower O&M expenses related to the operating agreement for Clinton of $25 million in 1999, lower marketing expenses of $9 million, $7 million related to the abandonment of an information system implementation in 1999 and additional joint-owner expense of $4 million as compared to the same 1999 period. These decreases were partially offset by higher compensation expense of $16 million. In addition, the Company experienced a decrease in general corporate expenses of $23 million from lower pension expense as a result of the performance of the investments in the Company's pension plan and $15 million of lower Y2K remediation expenditures. These decreases were partially offset by an increase of $20 million in incremental merger expenses.

Depreciation and Amortization Expense
         Depreciation and amortization expense increased $47 million, or 41%, to $161 million for the six months ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, depreciation and amortization expense was 6% as compared to 5% in the comparable prior year period. The increase was primarily attributable to $27 million associated with the commencement of the amortization of $5.26 billion of Competitive Transition Charges in 2000. The increase also included $14 million related to EIS depreciation and amortization expense and $6 million related to increased plant in service.

Taxes Other Than Income
         Taxes other than income increased $10 million, or 8%, to $130 million for the six months ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, taxes other than income were 5% which was consistent with the comparable prior year period. The increase was primarily attributable to a $22 million 1999 Capital Stock Tax credit related to an adjustment associated with the impact of the 1997 restructuring charge on the Company's equity value. This increase was partially offset by lower real estate taxes of $7 million relating to a change in tax laws for utility property in Pennsylvania and $4 million as a result of the elimination of the gross receipts tax on gas sales partially offset by a net increase in gross receipts tax on electric sales.

Interest Charges
         Interest charges consist of interest expense, distributions on COMRPS and AFUDC. Interest charges increased $23 million, or 11%, to $224 million for the six months ended June 30, 2000 compared to the same 1999 period. As a percentage of revenue, interest charges were 8% which was consistent with the comparable prior year period. The increase was primarily attributable to interest on the transition bonds of $69 million, partially offset by the Company's reduction of long-term debt with the proceeds of transition bonds, which reduced interest charges by $50 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
         Equity in earnings (losses) of unconsolidated affiliates increased $26 million, or 113%, to earnings of $3 million for the six months ended June 30, 2000 as compared to losses of $23 million in the same 1999 period. The increase of $20 million was primarily attributable to the Company's equity investment in AmerGen as a result of the acquisitions of TMI and Clinton in December 1999 and $6 million from improved performance of the Company's telecommunications equity investments as a result of customer base growth.

Other Income and Deductions
         Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates increased $22 million to income of $20 million for the six months ended June 30, 2000 as compared to a loss of $2 million in the same 1999 period. The increase in other income and deductions was primarily attributable to a $15 million write-off, in 1999, of the investment in Grays Ferry Cogeneration Partnership in connection with the settlement of litigation, an increase of $11 million from non-utility operations and $6 million from the favorable settlement of litigation. These increases were partially offset by a decrease in interest income on unused transition bond proceeds of $14 million.

Income Taxes
         The effective tax rate was 37.6% which was consistent with the comparable prior year period.

Extraordinary Items
         During the second quarter of 2000, the Company incurred an extraordinary charge of $3 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of Series 2000-A Transition Bonds in May 2000.

         During the second quarter of 1999, the Company incurred an extraordinary charge of $27 million, net of tax, consisting of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt with a portion of the proceeds from the issuance of transition bonds in 1999.

Preferred Stock Dividends
         Preferred stock dividends for the six months ended June 30, 2000 decreased $2 million, or 29%, to $5 million as compared to the same 1999 period. The decrease was attributable to the retirement of $37 million of Mandatorily Redeemable Preferred Stock in August 1999 with a portion of the proceeds from the issuance of transition bonds.

Earnings
         Earnings applicable to common stock increased $62 million, or 28%, to $281 million for the six months ended June 30, 2000. Earnings per average common share increased $0.52 per share or 49%, to $1.58 per share for the six months ended June 30, 2000, reflecting the increase in net income and a decrease in the weighted average shares of common stock outstanding as a result of the use of proceeds from the Company's April 1999 and May 2000 stranded cost recovery securitizations.


DISCUSSION OF LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operating activities increased $73 million to $339 million for the six months ended June 30, 2000 as compared to $266 million in the same 1999 period. The increase was primarily attributable to an increase in changes in working capital of $57 million and additional cash generated by operations of $16 million. The increase in changes in working capital was principally related to improvement in cash collections of Exelon Energy accounts receivable, partially offset by higher cash payments for accounts payable.

         Cash flows used by investing activities were $449 million for the six months ended June 30, 2000 as compared to $279 million in the same 1999 period. The increase was attributable to capital expenditures and ventures business unit investments, including the acquisition of four infrastructure services companies.

         Cash flows provided by financing activities were $145 million for the six months ended June 30, 2000, as compared to $879 million in the same 1999 period. The decrease was primarily attributable to the securitization of $4 billion of stranded cost recovery in March 1999 and the use of related proceeds partially offset by the securitization of $1 billion of stranded cost recovery in May 2000 and the use of related proceeds.

         At June 30, 2000, the Company had outstanding $351 million of notes payable which included $350 million of commercial paper and $1 million of lines of credit. At June 30, 2000, the Company had available formal and informal lines of bank credit aggregating $100 million and available revolving credit facilities aggregating $900 million which support its commercial paper program. At June 30, 2000, the Company had $33 million in short-term investments.

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

         On May 2, 2000, PECO Energy Transition Trust (PETT), an independent statutory business trust organized under the laws of Delaware and a wholly owned subsidiary of the Company, issued an additional $1 billion aggregate principal amount of transition bonds (Series 2000-A Transition Bonds) to securitize a portion of the Company's authorized stranded cost recovery. As a result of this transaction, the Company has securitized a total of $5 billion of its $5.26 billion of stranded cost recovery through the issuance by PETT of transition bonds. The transition bonds are solely obligations of PETT, secured by intangible transition property sold by the Company to PETT concurrently with the issuance of the transition bonds and certain other related collateral. The Company has used the proceeds from the securitization to reduce the Company's stranded costs and related capitalization. On May 3, 2000, $502 million of the proceeds from the Series 2000-A Transition Bonds were used to settle a forward purchase agreement that was entered into in January 2000 resulting in the repurchase of 12 million shares of common stock. During May and June 2000, the Company used $451 million to purchase and/or redeem First and Refunding Mortgage Bonds, to reduce other debt, to repurchase accounts receivable, and to pay transaction expenses. The remaining proceeds were used to redeem First and Refunding Mortgage Bonds on August 1, 2000. The Company currently estimates that the issuance of the Series 2000-A Transition Bonds, the application of the proceeds and the 2001 rate reduction will increase earnings per share by approximately $0.01 to $0.02 in 2000 and reduce earnings per share by approximately $0.05 in 2001.

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (SFAS No. 138). This standard amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made arising from the Derivatives Implementation Group process. The Company expects to adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001. The Company is in the process of evaluating the impact of SFAS No. 133 and SFAS No. 138 on its financial statements.



YEAR 2000 READINESS DISCLOSURE

         During 1999, the Company successfully addressed, through its Year 2000 Project (Y2K Project), the issue resulting from computer programs using two digits rather than four to define the applicable year and other programming techniques that constrain date calculations or assign special meanings to certain dates.

         The current estimated total cost of the Y2K Project is $61 million, the majority of which is attributable to testing. This estimate includes the Company's share of Y2K costs for jointly owned facilities. The total amount expended on the Y2K Project through June 30, 2000 was $58 million. The Company is funding the Y2K Project from operating cash flows.

         The Company's systems experienced no Y2K difficulties on December 31, 1999 or since that date. The Company's operations have not, to date, been adversely affected by any Y2K difficulties that suppliers or customers may have experienced. The Company will continue to monitor its systems for potential Y2K difficulties through the remainder of 2000.

         For additional information regarding the Y2K Readiness Disclosure see "PART II - ITEM 7. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Outlook" in the Company's Annual Report on Form 10-K for the year 1999, as amended by Form 10-K/A filed on April 28, 2000.



FORWARD-LOOKING STATEMENTS

         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements, including the estimated impact on earnings per share for 2000 and 2001 from the issuance of Series 2000-A Transition Bonds, the application of the proceeds thereof and the 2001 rate reduction, and accordingly, are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in notes 7, 8, 9 and 10 of Notes to Condensed Consolidated Financial Statements and other factors discussed in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK


         The Company uses a combination of fixed rate and variable rate debt to reduce interest rate exposure. Interest rate swaps are used to adjust exposure when deemed appropriate, based upon market conditions. These strategies attempt to provide and maintain the lowest cost of capital.

           In February 2000, the Company entered into forward starting interest rate swaps for a notional amount of $1 billion in anticipation of the issuance of the Series 2000-A Transition Bonds in the second quarter of 2000. On May 2, 2000, the Company settled these forward starting interest rate swaps and paid the counterparties approximately $12 million which was deferred and is being amortized over the life of the Series 2000-A Transition Bonds as an increase in interest expense consistent with the Company's hedge accounting policy.

         At June 30, 2000, the Company's interest rate swaps had a fair market value of $104 million which was based on the present value difference between the contracted rate and the market rates at June 30, 2000.

         The aggregate fair value of the interest rate swaps that would have resulted from a hypothetical 50 basis point decrease in the spot yield at June 30, 2000 is estimated to be $68 million. If the interest rate swaps had been terminated at June 30, 2000, this estimated fair value represents the amount to be paid by the counterparties to the Company.

         The aggregate fair value of the interest rate swaps that would have resulted from a hypothetical 50 basis point increase in the spot yield at June 30, 2000 is estimated to be $138 million. If the interest rate swaps had been terminated at June 30, 2000, this estimated fair value represents the amount to be paid by the counterparties to the Company.

         There were no material changes in the six months ended June 30, 2000 in the Company's quantitative and qualitative disclosures about market risk associated with commodity risk, equity price risk and interest rate risk associated with variable rate debt from December 31, 1999.

         In June 2000, the Company entered into a fixed-for-floating financial swap in order to hedge the physical gas price risk for August and September 2000 associated with one of its tolling agreements. Pursuant to the swap transaction, the Company will obtain a fixed price for natural gas based on a natural gas index plus a premium. If the market price is above or below the fixed price, the Company would either receive or pay the counterparty the difference between the fixed price and the market price, pursuant to the Company's hedge accounting policy. As of June 30, 2000, no hedging gains or losses have been deferred or recognized.

         For information on Commodity Risk, Interest Rate Risk and Equity Price Risk, see "PART II, ITEM 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK," in the Company's 1999 Annual Report on Form 10-K as amended by Form 10-K/A filed on April 28, 2000.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 27, 2000, the Company held its 2000 Annual Meeting of Shareholders.

         The Company's common shareholders voted to adopt the Merger Agreement with 122,220,642 common shares (67.4% common shares outstanding) voting for; 3,100,290 common shares (1.7% common shares outstanding) voting against;
1,484,988 common shares (0.8% common shares outstanding) abstaining; and 25,969,869 common shares (14.3% common shares outstanding) broker non-voting.

         The following Class I directors of the Company were re-elected for terms expiring in 2003:
                               Votes For                  Votes Withheld
                               ---------                  --------------
Richard H. Glanton             149,827,925                2,947,864
Rosemarie B. Greco             149,879,958                2,895,831
Corbin A. McNeill, Jr.         150,148,603                2,627,186
Robert Subin                   149,930,883                2,844,906

         The incumbent Class II directors, with terms expiring in 2001, are Susan W. Catherwood, G. Fred DiBona, Jr., R. Keith Elliott, John M. Palms and Joseph F. Paquette, Jr. The incumbent Class III directors with terms expiring in 2002, are Daniel L. Cooper, M. Walter D'Alessio and Ronald Rubin.

         Other items voted on by holders of common stock at the Annual Meeting were as follows:
         The appointment of the firm PricewaterhouseCoopers LLP, independent certified public accountants, as auditors of the Company for 2000, was approved with 150,596,449 common shares (83.0% of common shares outstanding) voting for; 722,268 common shares (0.4% of common shares outstanding) voting against; and 1,456,972 common shares (0.8% of common shares outstanding) abstaining.

         The proposal to postpone or adjourn the annual meeting was not submitted to shareholders for a vote.

ITEM 5. OTHER INFORMATION

         On August 3, 2000, the Nuclear Regulatory Commission approved the request of the Company and Commonwealth Edison Company, a subsidiary of Unicom, to transfer the licenses for both companies' nuclear plants to Exelon Generation Company which will be the generating subsidiary of Exelon Corporation, the corporation formed for the pending merger of the Company and Unicom.

         As previously reported in the 1999 Form 10-K/A, on December 1, 1999, the Company filed with the PUC a restructuring plan for the implementation of gas deregulation and customer choice of gas service suppliers in its service territory effective July 1, 2000. On June 29, 2000, the PUC approved a Comprehensive Settlement of the Company's restructuring plan.

         Low-level radioactive waste (LLRW) generated at Salem Generating Station (Salem), Limerick Generating Station (Limerick), Peach Bottom, TMI and Clinton is shipped to a disposal site located in Barnwell, South Carolina. On July 1, 2000, New Jersey, Connecticut and South Carolina formed the Atlantic Compact. The formation of the Atlantic Compact will ensure continued access to the Barnwell LLRW disposal facility and adequate radioactive waste disposal for Salem for the foreseeable future. Nuclear plants located in states that are not members of the Atlantic Compact, including Peach Bottom, Limerick, TMI and Clinton will have their access to Barnwell phased out over an eight-year period.

         As previously reported in the 1999 Form 10-K/A, the Company has a 20.99% ownership interest in Keystone Station and a 20.72% ownership interest in Conemaugh Station, coal-fired mine-mouth generating stations in western Pennsylvania operated by Sithe Energy, Inc. In May 2000, Reliant Energy purchased Sithe Energy's interest in those plants and now is the operator.

         As previously reported in the Company's 1999 Form 10-K/A, under the Nuclear Waste Policy Act of 1982 (NWPA), the United States Department of Energy
(DOE) is required to begin taking possession of all spent nuclear fuel generated by the Company's nuclear units for disposal by no later than 1998. Based on recent public pronouncements, it is not likely that a permanent disposal site will be available for the industry before 2010, at the earliest. In July 2000, the Company signed an agreement with the DOE under which the Company will be reimbursed for costs resulting from the DOE's delay in accepting spent nuclear fuel. The agreement applies only to Peach Bottom. The agreement allows the Company to reduce the charges paid to the Nuclear Waste Fund to reflect costs reasonably incurred by the Company due to the DOE's delay. In accordance with the NWPA, the Company pays the DOE one mil ($.001) per kilowatthour of net nuclear generation for the cost of nuclear fuel disposal. Past and future expenditures associated with Peach Bottom's recently completed on-site dry storage facility are eligible for this reduction in future DOE fees. Negotiations of settlements relating to the Company's plants will be conducted on a plant-by-plant basis.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

         27       -        Financial Data Schedule.

(b) During the quarter ended June 30, 2000, the Company filed the following Current Reports on Form 8-K:

         Date of earliest event reported:
                  May 2, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the completion of the sale of an additional $1 billion in transition bonds securitizing a portion of the Company's stranded cost recovery.

         Date of earliest event reported:
                  June 8,  2000  reporting  information  under  "ITEM  5.  OTHER
                  EVENTS"   regarding  the   acquisition  of  four   contracting
                  companies by EIS.

         Date of earliest event reported:
                  June 22, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the approval of the Company's merger with Unicom by the PUC.

         Date of earliest event reported:
                  June 27, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the approval of the merger of the Company with Unicom by the shareholders of the Company.


     Subsequent to June 30, 2000 the Company filed the following Current Reports on Form 8-K:

         Date of earliest event reported:
                  August 8, 2000 reporting information under "ITEM 5. OTHER EVENTS" regarding the sale of GPU, Inc.'s Oyster Creek Nuclear Generating Facility to AmerGen for $10 million.

         Date of earliest event reported:
                  August 14, 2000, reporting information under "ITEM 5. OTHER EVENTS" regarding a definitive agreement for the Company to purchase 49.9 percent of Sithe Energies North America's outstanding common stock.

                                   Signatures

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              PECO ENERGY COMPANY

                               /s/ Michael J. Egan
                               --------------------------------
                                    MICHAEL J. EGAN
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Chief Accounting Officer)

Date:  August 14, 2000