Form 10-K/A
period 2000-12-31
PECO ENERGY CO
filed 2001-09-07
CIK 78100

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File       Name of Registrant; State of Incorporation; Address of       IRS Employer
Number                Principal Executive Offices; and Telephone Number            Identification Number
---------------       ------------------------------------------------------       ---------------------
1-16169               EXELON CORPORATION                                           23-2990190
                      (a Pennsylvania corporation)
                      10 South Dearborn Street - 37th Floor
                      P.O. Box 805379
                      Chicago, Illinois 60680-5379
                      (312) 394-4321

1-1401                PECO ENERGY COMPANY                                          23-0970240
                      (a Pennsylvania corporation)
                      P.O. Box 8699
                      2301 Market Street
                      Philadelphia, Pennsylvania 19101-8699

1-1839                COMMONWEALTH EDISON COMPANY                                  36-0938600
                      (an Illinois corporation)
                      10 South Dearborn Street - 37th Floor
                      P.O. Box 805379
                      Chicago, Illinois 60680-5379

Securities registered pursuant to Section 12(b) of the Act:

                                                                                  Name of Each Exchange on
Title of Each Class                                                               Which Registered
---------------------------------------------------------------------------       ------------------------
EXELON CORPORATION:
     Common Stock, without par value                                              New York, Chicago and
                                                                                  Philadelphia

PECO ENERGY COMPANY:

     First and Refunding Mortgage Bonds: 5-5/8% Series due 2001, 6-3/8%           New York
     Series due 2005 and 6-1/2% Series due 2003

     Cumulative Preferred Stock, without par value: $4.68 Series, $4.40           New York
     Series, $4.30 Series and $3.80 Series

     Trust Receipts of PECO Energy Capital Trust II, each representing an         New York
     8.00% Cumulative Monthly Income Preferred Security, Series C, $25
     stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO Energy Company

     Trust Receipts of PECO Energy Capital Trust III, each representing an        New York
     7.38% Cumulative Preferred Security, Series D, $25 stated value, issued by
     PECO Energy Capital, L.P. and unconditionally guaranteed by PECO Energy
     Company

COMMONWEALTH EDISON COMPANY:
     Sinking Fund Debentures:  2-7/8%, due April 1, 2001                          New York

     Company-Obligated Mandatorily Redeemable Preferred Securities of             New York
     Subsidiary Trust Holding Solely Commonwealth Edison Company's 8.48%
     Subordinated Debt Securities and unconditionally guaranteed by
     Commonwealth Edison Company

Securities registered pursuant to Section 12(g) of the Act:

PECO ENERGY COMPANY:

     Cumulative Preferred Stock, without par value: $7.48 Series and $6.12
Series

COMMONWEALTH EDISON COMPANY:

     Common Stock Purchase Warrants, 1971 Warrants and Series B Warrants

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of the registrants as of March 1, 2001, was as follows:

               Exelon Corporation common stock without par value                  $20,986,864,596
               PECO Energy Company common stock without par value                 None
               Commonwealth Edison Company common stock, $12.50 par value         No established market

          The number of shares outstanding of each registrant's common stock as of March 1, 2001, was as follows:

               Exelon Corporation common stock without par value                  320,068,089
               PECO Energy Company common stock without par value                 170,478,507
               Commonwealth Edison Company common stock, $12.50 par value         163,805,020

                      DOCUMENTS INCORPORATED BY REFERENCE:

          Portions of Exelon Corporation's Current Report on Form 8-K dated March 16, 2001 containing consolidated financial statements and related information for the year ended December 31, 2000, are incorporated by reference into Parts I, II and IV of this Annual Report on Form 10-K. Portions of Exelon Corporation's definitive Proxy Statement filed on March 23, 2001 relating to its annual meeting of shareholders, are incorporated by reference into Part III of this Annual Report on Form 10-K.

          This combined Form 10-K is separately filed by Exelon Corporation, PECO Energy Company and Commonwealth Edison Company. Information contained herein relating to any individual registrant is filed by such registrant in its own behalf. Each registrant makes no representation as to information relating to the other registrants.

         The purpose of this Form 10-K/A is to refile information that was attempted to be filed on September 5, 2001 on behalf of Exelon Corporation ("Exelon"), Commonwealth Edison Company ("ComEd") and PECO Energy Company ("PECO"). Due to an error in coding of the original EDGAR filing, the information was not filed on behalf of PECO. Consequently, the information is being refiled, although there has been no change in the text set forth below.


         The purpose of this Form 10-K/A is to file information on behalf of ComEd and PECO in response to Items 10, 11, 12 and 13 in Part III of the Annual Report on Form 10-K originally filed by Exelon, ComEd and PECO. No new information is being filed in this amendment on behalf of Exelon. The information contained in this amendment is separately filed by ComEd and PECO. Information contained herein relating to any individual registrant is filed by such registrant in its own behalf. Each registrant makes no representation as to information relating to the other registrants.


                                    PART III

ITEM. 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Exelon

         The information required by Item 10 relating to directors and nominees for election as directors at Exelon's Annual Meeting of shareholders is incorporated herein by reference to the information under the heading "BOARD OF DIRECTORS" on pages 7-10 and "OTHER INFORMATION--Section 16(a) Beneficial Ownership Reporting Compliance" on page 32 in Exelon's definitive Proxy Statement (2001 Exelon Proxy Statement) filed with the SEC on March 23, 2001, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in
ITEM 1. Business--Executive Officers of Exelon, ComEd and PECO.

PECO

         PECO's Board of Directors consists of the five persons identified below, all of whom have been serving as directors since October 20, 2000. Directors serve for a term of one year and until their respective successors have been elected.

John W. Rowe

Mr. Rowe, age 55. Director and Chairman of ComEd since March 16, 1998, Chief Executive Officer and President of ComEd from March 16, 1998 to October 20, 2000, Co-Chief Executive Officer since October 20, 2000. Director, President and Co-CEO of Exelon and Director and Chairman of PECO since October 20, 2000. Former chairman, president, and CEO of Unicom Corporation from March 16, 1998 to October 20, 2000. Former president and CEO of New England Electric System. Other directorships: Fleet Boston Financial, UnumProvident Corporation, and Wisconsin Central Transportation Corporation.

Corbin A. McNeill, Jr.

Mr. McNeill, age 61. Director and Co-Chief Executive Officer of ComEd since October 20, 2000. Chairman and Co-Chief Executive Officer of Exelon since October 20, 2000. Director of PECO since 1990. Former chairman, president and CEO of PECO. Other directorship: Associated Electric and Gas Insurance Services Limited.

Pamela B. Strobel

Ms. Strobel, age 49. Director and Vice Chair of ComEd and Director of PECO since October 20, 2000. Executive Vice President of Exelon Corporation, and President of Exelon Energy Delivery Services Company. Former Executive Vice President of Unicom Corporation and ComEd. Other Directorships: IMC Global, Inc. and Sabre Holdings Corporation.

Ruth Ann M. Gillis

Ms. Gillis, age 46. Director of ComEd and PECO and Senior Vice President and Chief Financial Officer of Exelon since October 20, 2000. Senior Vice President and Chief Financial Officer of Unicom Corporation and ComEd since October, 1999 to October 20, 2000. Previously Vice President and Treasurer of Unicom and ComEd since September, 1997.


Kenneth G. Lawrence

Mr. Lawrence, age 53. Director of ComEd and PECO and President of PECO since October 20, 2000. Previously Senior Vice President, Corporate and President, Distribution of PECO; Senior Vice President--Local Distribution of PECO; Senior Vice President --Finance and Chief Financial Officer of PECO; and Vice President--Gas Operations of PECO.

         The information required by Item 10 relating to executive officers is set forth in ITEM 1. Business--Executive Officers of Exelon, ComEd and PECO.

ComEd

         ComEd's Board of Directors consists of the five persons identified under ITEM 10. Directors and Executive Officers of the Registrant--PECO, all of whom have been serving as directors since October 20, 2000. Directors serve for a term of one year and until their respective successors have been elected.

         The information required by Item 10 relating to executive officers is set forth in ITEM 1. Business--Executive Officers of Exelon, ComEd and PECO.

ITEM 11. EXECUTIVE COMPENSATION

Exelon

     The information required by Item 11 is incorporated herein by reference to the information labeled "Summary Compensation Table" and pages 20-30 in the 2001 Exelon Proxy Statement.

PECO

     Board Compensation

     Since October 20, 2000, the directors of PECO have consisted solely of employees of PECO or its affiliates. These individuals receive no additional compensation in respect of their service as directors other than their normal salary. Prior to the merger of Unicom Corporation (Unicom) and PECO on October 20, 2000, directors were paid in cash and deferred stock units as set forth below, and were reimbursed expenses, if any, for attending meetings:

     .  $21,000 annual board retainer,

     .  $1,000 meeting fee,

     .  $2,000 annual retainer for chairmanship of audit and nuclear committees,

     . $1,000 annual retainer for chairmanship of compensation, corporate governance and finance committees, and

     .  1,000 deferred stock units.

     Executive Compensation

     The following table shows the compensation for the last three years of Exelon Corporation's co-CEO's, who also serve as directors of PECO, and the other four most highly compensated officers of Exelon, who, except for Michael
J. Egan, are also officers of PECO. Messrs. Rainey and Lawrence are included in the list pursuant to SEC regulations.

                           Summary Compensation Table

                       Compensation of Executive Officers

------------------------------------------------------------------------------------
                                              Annual Compensation
------------------------------------------------------------------------------------
                                                  Bonus
                                           ------------------------


Name and                                                  Stock
Principal Position       Year  Salary ($)   Cash ($)  Based(/1/)($)  Other(/2/)($)
------------------------------------------------------------------------------------

Corbin A. McNeill, Jr.   2000    855,830   1,081,472           0               0
 Co-CEO & Chairman,      1999    659,857   1,000,000           0               0
 Exelon Corp.;           1998    585,476     708,100           0               0
 Chairman & President,
 Exelon Generation
------------------------------------------------------------------------------------
John W. Rowe             2000    989,423   1,180,269           0         134,473
 Co-CEO & President,     1999    957,692     529,125     529,125*         55,112
 Exelon Corp.;           1998    726,923     484,209     484,209*        215,117
 Chairman, Exelon
 Energy Delivery &
 Exelon Enterprises
------------------------------------------------------------------------------------
Oliver D. Kingsley, Jr.  2000    609,615     677,354           0          98,677
 EVP, Exelon Corp.;      1999    544,385           0     594,000*        175,502
 President & Chief       1998    475,000           0     383,332*        220,713
 Nuclear Officer,
 Exelon Nuclear
------------------------------------------------------------------------------------
Pamela B. Strobel        2000    377,423     269,824           0               0
 EVP, Exelon Corp.;      1999    375,131     208,961      69,654*              0
 Vice Chair, Exelon      1998    341,000     137,341      58,861*              0
 Energy Delivery
------------------------------------------------------------------------------------
Michael J. Egan          2000    386,231     306,394           0               0
 EVP, Exelon Corp.;      1999    326,312     311,400           0               0
 President, Exelon       1998    317,439     235,700           0               0
 Enterprises
------------------------------------------------------------------------------------
Ian P. McLean(/5/)       2000    314,154     220,596           0               0
 Sr. VP, Exelon Corp.;   1999     72,692      63,900           0               0
 President Power Team,
 Exelon Generation
------------------------------------------------------------------------------------
 Gerald R. Rainey        2000    332,800     225,298           0               0
 Former President        1999    310,386     289,000           0               0
 PECO Nuclear            1998    269,308     193,700           0               0
------------------------------------------------------------------------------------
Kenneth G. Lawrence      2000    328,993     225,666           0               0
 Sr. VP, Exelon          1999    291,847     241,200           0               0
 Corporation, President, 1998    282,164     200,700           0               0
 Energy Distribution
------------------------------------------------------------------------------------


                           Summary Compensation Table

                       Compensation of Executive Officers

----------------------------------------------------------------------------------------------
                                           Long Term Compensation
----------------------------------------------------------------------------------------------
                                      Awards                    Payouts
                               ---------------------------------------------------------------
                               Restricted                                            All Other
                                 Stock                                                Compen-
Name and                        Award(s)   Options(/3/)               Stock           sation
Principal Position       Year      ($)         (#)        Cash ($)   Based(/1/)($)      ($)
----------------------------------------------------------------------------------------------

Corbin A. McNeill, Jr.   2000   2,803,513       392,500          0            0          3,200
 Co-CEO & Chairman,      1999     942,188             0          0            0          3,200
 Exelon Corp.;           1998           0       500,000          0            0          3,200
 Chairman & President,
 Exelon Generation
----------------------------------------------------------------------------------------------
John W. Rowe             2000           0       385,450  1,071,878    1,071,878(/4/)    60,293
 Co-CEO & President,     1999           0       116,850   475,2460      203,677 *       42,478
 Exelon Corp.;           1998           0       237,500    343,219       52,537 *    2,728,076
 Chairman, Exelon
 Energy Delivery &
 Exelon Enterprises
----------------------------------------------------------------------------------------------
Oliver D. Kingsley, Jr.  2000           0       223,250    547,251      547,251 *       37,745
 EVP, Exelon Corp.;      1999     231,562        38,000          0      322,488 *       24,139
 President & Chief       1998           0        33,250          0      187,984 *       20,347
 Nuclear Officer,
 Exelon Nuclear
----------------------------------------------------------------------------------------------
Pamela B. Strobel        2000           0       122,250    331,618      331,618 *       19,181
 EVP, Exelon Corp.;      1999           0        28,500     84,410       84,410 *       16,483
 Vice Chair, Exelon      1998           0        19,000     42,528       42,528 *       20,347
 Energy Delivery
----------------------------------------------------------------------------------------------
Michael J. Egan          2000   1,140,149       127,100          0            0              0
 EVP, Exelon Corp.;      1999     150,750             0          0            0              0
 President, Exelon       1998           0       125,000          0            0              0
 Enterprises
----------------------------------------------------------------------------------------------
Ian P. McLean(/5/)       2000     429,588        83,000    361,900            0              0
 Sr. VP, Exelon Corp.;   1999   1,009,200       125,000          0            0              0
 President Power Team,
 Exelon Generation
----------------------------------------------------------------------------------------------
Gerald R. Rainey         2000     672,636        69,000          0            0          3,200
 Former President        1999     150,750             0          0            0          2,076
 PECO Nuclear            1998           0        90,000          0            0          2,040
----------------------------------------------------------------------------------------------
Kenneth G. Lawrence      2000     777,113        81,600          0            0          3,200
 Sr. VP, Exelon          1999      94,219             0          0            0          3,200
 Corporation, President, 1998           0       115,000          0            0          3,107
 Energy Distribution
----------------------------------------------------------------------------------------------

/1/All of the amounts shown under "Bonus--Stock-Based" and "LTIP Payouts--
   Stock-Based" were either paid in shares of Unicom common stock or were deferred and are deemed to be invested in shares of Unicom's common stock, and thus fully "at risk" until the end of the deferral period. Deferred amounts are noted with an asterisk.
/2/Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least $50,000. For 2000, includes $44,533 and $39,906 paid to Mr. Rowe and Mr. Kingsley, respectively, for the payment of FICA taxes and $52,445 and $39,941 paid to Mr. Rowe and Mr. Kingsley, respectively, for the payment of other taxes.
/3/Grants of options to acquire shares of Unicom common stock made to Mr. Rowe, Mr. Kingsley and Ms. Strobel prior to the merger have been adjusted to reflect the substitution of options to acquire shares of Exelon common stock in accordance with the merger agreement.
/4/Elected to defer 30% of overall payout (50% cash, 20% stock, 30% SBDP) /5/Mr. McLean commenced employment on September 22, 1999.


                              OPTION GRANTS IN 2000

     The "grant date present values" indicated in the option grant table below are an estimate based on the Black-Scholes option pricing model. Although executives risk forfeiting these options in some circumstances, these risks are not factored into the calculated values. The actual value of these options will be determined by the excess of the stock price over the exercise price on the date that the options are exercised. There is no certainty that the actual value realized will be at or near the value estimated by the Black-Scholes option pricing model. The Unicom grants, which expire on January 24, 2010, were adjusted to reflect the substitution of Exelon shares for Unicom shares in accordance with the merger agreement. The original strike price was $37.063. The assumptions used for the Black-Scholes models are as follows:

                                  Dividend      Risk-Free
Expiration Date     Volatility     Yield      Interest Rate   Time of Exercise
--------------------------------------------------------------------------------
October 19, 2010      37.23%       3.35%         5.68%             5 years
--------------------------------------------------------------------------------
January 24, 2010      33.64%       4.80%         6.68%             5 years
--------------------------------------------------------------------------------
February 28, 2010     35.18%       4.35%         6.68%             5 years
--------------------------------------------------------------------------------

                                                                                             Grant Date
                                                         Individual Grants                      Value
                                    -------------------------------------------------------------------
                                     Number of    % of Total
                                    Securities     Options                                   Grant Date
                                    Underlying    Granted to    Exercise or                    Present
        Name and                     Options      Employees     Base Price     Expiration       Value
   Principal Position               Granted (#)    in 2000        ($/Sh.)         Date          ($)
-------------------------------------------------------------------------------------------------------
Corbin A. McNeill, Jr.                266,700        3.41%           59.50     10/19/2010    $4,859,274
   Co-CEO & Chairman,                 125,800        1.61%         37.3125     02/28/2010    $1,308,320
   Exelon Corp.;
   Chairman & President,
   Exelon Generation
-------------------------------------------------------------------------------------------------------
John W. Rowe                          266,700        3.41%           59.50     10/19/2010    $4,859,274
   Co-CEO & President,                118,750        1.52%           39.02     01/24/2010    $1,121,000
   Exelon Corp.;
   Chairman, Exelon
   Energy Delivery &
   Exelon Enterprises
-------------------------------------------------------------------------------------------------------
Oliver D. Kingsley, Jr.               152,000        1.94%           59.50     10/19/2010    $2,769,440
   EVP, Exelon Corp.;                  71,250        0.91%           39.02     01/24/2010    $  672,600
   President & Chief
   Nuclear Officer,
   Exelon Nuclear
-------------------------------------------------------------------------------------------------------
Pamela B. Strobel                      89,000        1.14%           59.50     10/19/2010    $1,621,580
   EVP, Exelon Corp.;                  33,250        0.42%           39.02     01/24/2010    $  313,880
   Vice Chair, Exelon
   Energy Delivery
-------------------------------------------------------------------------------------------------------
Michael J. Egan                        98,000        1.25%           59.50     10/19/2010    $1,785,560
   EVP, Exelon Corp.;                  29,100        0.37%         37.3125     02/28/2010    $  302,640
   President, Exelon
   Enterprises
-------------------------------------------------------------------------------------------------------
Ian P. McLean                          63,000        0.80%           59.50     10/19/2010    $1,147,860
   Sr. VP, Exelon Corp.;               20,000        0.26%         37.3125     02/28/2010    $  208,000
   President Power Team,
   Exelon Generation
-------------------------------------------------------------------------------------------------------
Gerald R. Rainey                       54,000        0.69%           59.50     10/19/2010    $  983,880
   Former President,                   15,000        0.19           37.313     02/28/2010    $  156,000
   PECO Nuclear
-------------------------------------------------------------------------------------------------------
 Kenneth G. Lawrence                   63,000        0.80%           59.50     10/19/2010    $1,147,860
   Sr. VP, Exelon Corp. President,     18,600        0.24           37.313     02/28/2010    $  193,440
   PECO Energy Distribution
-------------------------------------------------------------------------------------------------------


                       OPTION EXERCISES AND YEAR-END VALUE

     This table shows the number and value of exercised and unexercised stock options for the named executive officers during 2000. Value is determined using the market value of Exelon common stock at the year-end price of $70.21 per share, minus the value of Exelon common stock at the exercise price. All options whose exercise price exceeds the market value are valued at zero.

                                                                       Number of Securities
                                                                            Underlying          Value of Unexercised
                                                                        Unexercised Options     In-the-Money Options
                                                                           at 12/31/2000           at 12/31/2000
--------------------------------------------------------------------------------------------------------------------
                                        Shares
                                       Acquired                               (#)                       ($)
    Name and Principal                    of             Value             Exercisable               Exercisable
         Position                    Exercise (#)     Realized ($)        Unexercisable             Unexercisable
--------------------------------------------------------------------------------------------------------------------
Corbin A. McNeill, Jr.                  17,000           374,471              E806,500               E39,013,365
   Co-CEO & Chairman, Exelon                                                  U392,500               U 6,994,863
   Corp.; Chairman & President,
   Exelon Generation
--------------------------------------------------------------------------------------------------------------------
John W. Rowe                                 0                 0              E284,683               E 9,854,095
   Co-CEO & President, Exelon                                                 U455,117               U 8,829,224
   Corp.; Chairman, Exelon Energy
   Delivery & Exelon Enterprises
--------------------------------------------------------------------------------------------------------------------
Oliver D. Kingsley, Jr.                      0                 0              E 58,584               E 2,101,881
   EVP, Exelon Corp.; President                                               U259,666               U 5,036,277
   & Chief Nuclear Officer,
   Exelon Nuclear
--------------------------------------------------------------------------------------------------------------------
Pamela B. Strobel                            0                 0              E 50,192               E 1,993,003
   EVP, Exelon Corp; Vice Chair,                                              U147,583               U 2,815,353
   Exelon Energy Delivery
--------------------------------------------------------------------------------------------------------------------
Michael J. Egan                         54,000         1,872,492              E369,000               E17,705,091
   EVP, Exelon Corp.;                                                         U127,100               U 2,006,897
   President, Exelon Enterprises
--------------------------------------------------------------------------------------------------------------------
Ian P. McLean                                0                 0              E 41,666               E 1,336,854
   Sr. VP, Exelon Corp.; President                                            U166,334               U 4,006,451
   Power Team, Exelon Generation
--------------------------------------------------------------------------------------------------------------------
Gerald R. Rainey                             0                 0              E 64,000               E        --
   Former President, PECO Nuclear                                             U     --               U 1,071,803
--------------------------------------------------------------------------------------------------------------------
Kenneth G. Lawrence
   Sr. VP, Exelon Corp. President,      40,000         1,100,000              E 40,000               E 2,253,324
   PECO Energy Distribution                                                   U 26,200               U 1,798,400
--------------------------------------------------------------------------------------------------------------------

              LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

     Information with respect to Messrs. McNeill, Rowe, Kingsley, Egan and McLean and Ms. Strobel is presented under ITEM 11. Executive Compensation--ComEd--Executive Compensation--Long-Term Incentive Plans--Awards in Last Fiscal Year below and is incorporated herein by this reference. Messrs. Rainey and Lawrence were not officers of Unicom, and were accordingly not eligible for awards under the plan described under ITEM 11. Executive Compensation--ComEd--Executive Compensation--Long-Term Incentive Plans--Awards in Last Fiscal Year below.

                                RETIREMENT PLANS

     The following tables show the estimated annual retirement benefits payable on a straight-life annuity basis to participating employees, including officers, in the earnings and year of service classes indicated, under PECO's and Unicom's (by its subsidiary, ComEd) non-contributory retirement plans. The amounts shown in the table are not subject to any deduction for Social Security or other offset amounts.

     Covered compensation includes salary and bonus which is disclosed in the Summary Compensation Table above for the named executive officers. The calculation of retirement benefits under the plans is based upon average earnings for the highest consecutive five-year period under the PECO Energy Company Service Annuity Plan and for the highest four-year period under the ComEd Service Annuity System.

     The Internal Revenue Code limits the annual benefits that can be paid from a tax-qualified retirement plan to $170,000 as of January 1, 2001. As permitted by the Employee Retirement Income Security Act of 1974, PECO Energy and ComEd sponsored supplemental plans which allow the payment out of general funds of PECO Energy or ComEd, as applicable, any benefits calculated under provisions of the applicable retirement plan which may be above these limits. Exelon assumed sponsorship of the non-contributory retirement plans and the supplemental plans.

                         PECO Energy Pension Plan Table


                      Annual Normal Retirement Benefits After Specified Years of Service
 Highest 5-Year   --------------------------------------------------------------------------
Average Earnings  10 Years   15 Years   20 Years   25 Years   30 Years   35 Years   40 Years
--------------------------------------------------------------------------------------------
$  100,000.00     $ 19,272   $ 26,407   $ 33,543   $ 40,679   $ 47,815   $ 54,950   $ 62,086
   200,000.00       39,772     54,657     69,543     84,429     99,315    114,200    129,086
   300,000.00       60,272     82,907    105,543    128,179    150,815    173,450    196,086
   400,000.00       80,772    111,157    141,543    171,929    202,315    232,700    263,086
   500,000.00      101,272    139,407    177,543    215,679    253,815    291,950    330,086
   600,000.00      121,772    167,657    213,543    259,429    305,315    351,200    397,086
   700,000.00      142,272    195,907    249,543    303,179    356,815    410,450    464,086
   800,000.00      162,772    224,157    285,543    346,929    408,315    469,700    531,086
   900,000.00      183,272    252,407    321,543    390,679    459,815    528,950    598,086
 1,000,000.00      203,772    280,657    357,543    434,429    511,315    588,200    665,086

     Mr. McNeill, Mr. Egan, Mr. Rainey and Mr. Lawrence have 33, 3, 31 and 31 credited years of service, respectively, under PECO's pension program.


                     Commonwealth Edison Pension Plan Table

   Highest               Annual Normal Retirement Benefits After Specified
    4-Year                               Years of Service
   Average               -------------------------------------------------
   Earnings        10        15         20         25         30         35         40
   --------        --        --         --         --         --         --         --
$  100,000    $ 19,523   $ 31,016   $ 41,648   $ 51,626   $ 61,113   $ 70,232   $ 79,076
   200,000      39,647     63,290     85,181    105,720    125,221    143,923    162,013
   300,000      59,770     95,563    128,714    159,815    189,328    217,613    244,949
   400,000      79,893    127,836    172,247    213,909    253,435    291,303    327,885
   500,000     100,017    160,109    215,780    268,003    317,543    364,994    410,822
   600,000     120,140    192,383    259,313    322,097    381,650    438,684    493,758
   700,000     140,263    224,656    302,846    376,191    445,757    512,375    576,694
   800,000     160,386    256,929    346,379    430,286    509,864    586,065    659,630
   900,000     180,510    289,202    389,912    484,380    573,972    659,755    742,567
 1,000,000     200,633    321,476    433,445    538,474    638,079    733,446    825,503

     The approximate number of years of credited service under ComEd's pension programs for the persons named in the Summary Compensation Table are as follows:
John W. Rowe, 23 years; Oliver D. Kingsley, 23 years, and Pamela B. Strobel, 8 years.

                              EMPLOYMENT AGREEMENTS

     Employment Agreement with John W. Rowe

     Exelon entered into an amended employment agreement with Mr. Rowe under which Mr. Rowe will serve as:

     . co-chief executive officer and president of Exelon, chairman of the executive committee of the Exelon board of directors and a member of the Exelon board of directors during the first half of the transition period provided for in Exelon's Bylaws, which is defined as the period from the effective time of the merger forming Exelon (October 20, 2000) until December 31, 2003,

     . co-chief executive officer of Exelon, chairman of the Exelon board of directors and a member of the Exelon board of directors during the second half of the transition period, and

     . chief executive officer of Exelon, chairman of the Exelon board of directors and a member of the Exelon board of directors after the transition period.

     Mr. Rowe will succeed to the position of sole chief executive officer of Exelon or chairman of the Exelon board of directors if:

     . prior to the end of the transition period, Mr. McNeill should cease to be a co-chief executive officer of Exelon or the chairman of the Exelon board of directors, and

     .    Mr. Rowe is still a co-chief executive officer of Exelon at that time.

     Mr.  Rowe will receive an annual base salary of:

     . at least $900,000 through March 15, 2001, but not less than his base salary immediately prior to the completion of the merger ($975,000), or

     .    Mr. McNeill's base salary, whichever is higher.

     After March 15, 2001, Mr. Rowe's base salary will be determined by Exelon's compensation committee. Mr. Rowe will be eligible to participate in annual incentive award programs, long-term incentive plans and stock option plans on the same basis as other senior executives of Exelon. The agreement provided that a grant of options would be considered at the time the merger was completed. Mr. Rowe is entitled to participate in all savings, deferred compensation, retirement and other employee benefit plans generally available to other senior executives of Exelon. During the transition period, Mr. Rowe's base salary and participation in the plans and awards described in this paragraph will be on a basis that is not less than that of Mr. McNeill's or on which Mr. McNeill participates.

     Under his amended employment agreement, Mr. Rowe will receive a special supplemental executive retirement plan, or SERP, benefit if:

     . he terminates due to normal retirement, early retirement, termination without cause, termination for good reason, death or disability, or

     . he voluntarily terminates on or after the first anniversary of the completion of the merger for any other reason.

     The term "good reason" includes the failure to appoint Mr. Rowe to the management and Exelon board of director positions described above. The special SERP benefit will equal the SERP benefit that Mr. Rowe would have received:

     .    if he had attained age 60 (or his actual age, if greater), and

     . if he had earned 20 years of service on March 16, 1998 and one additional year of service on each anniversary after that date and prior to termination.

     Except as provided in the next paragraph, if Exelon terminates Mr. Rowe's employment for reasons other than cause, death or disability or if he should terminate employment for good reason on or after December 31, 2004 and not within 24 months following a change in control of Exelon, he would be entitled to the following benefits:

     . a prorated annual incentive award for the year in which termination occurs,

     . severance payments equal to his base salary for two years after termination, and for each year during such period an amount equal to the average of the annual incentive awards paid to him with respect to the three years preceding the year of termination or, if greater, his annual incentive award for the year before termination,

     . for the two-year period, continuation of his life, disability, accident, health and other welfare benefits, plus the retirement benefits described above and post-retirement health care coverage,

     . all of his exercisable options would remain exercisable until the applicable option expiration date,

     . unvested options would continue to become exercisable during the two-year continuation period and thereafter remain exercisable until the applicable option expiration date, and

     . all compensation earned through the date of termination and coverage and benefits under all benefit plans to which he is entitled.

     Mr. Rowe will receive the termination benefits described in "Change in Control and Severance Arrangements" below, rather than the benefits described in the previous paragraph, if Exelon terminates Mr. Rowe without cause or he terminates with good reason and

     . the termination occurs within 24 months after a change in control of Exelon, or

     . the termination occurs at any other time prior to the earlier of normal retirement or December 31, 2004, or

     . the termination occurs at any other time on or after the completion of the merger and before normal retirement because of the failure to appoint or elect Mr. Rowe to the management or Exelon board of director positions described above.

     Employment Arrangement with Corbin A. McNeill, Jr.

     Although Exelon has not entered into an employment agreement with Mr. McNeill, the merger agreement provided that at any time during the transition period when Messrs. McNeill and Rowe are co-chief executive officers, each of them will receive the same salary, bonus and other compensation (including option grants and other incentive awards and all other forms of compensation) and enjoy the same other benefits and the same employment security arrangements as the other.

     Employment Agreement with Oliver D. Kingsley, Jr.

     ComEd entered into an employment agreement with Oliver D. Kingsley, Jr. pursuant to which he became Executive Vice President and President and Chief Nuclear Officer--Nuclear Generation Group, effective November 1, 1997. The agreement provides for a guaranteed increase in annual base salary of at least 4% per year, beginning in 1999.

     Mr. Kingsley received an option to purchase 25,000 shares of common stock with an option price equal to the fair market value of the common stock as of November 1, 1997. Such options became exercisable in equal installments on November 1 of 1998, 1999 and 2000, and expire on October 31, 2007. Mr. Kingsley also received a grant of 20,000 shares of restricted stock that vested in equal installments on November 1 of 1998, 1999 and 2000.

     The employment agreement with Mr. Kingsley provides that Mr. Kingsley will participate in Unicom's Annual Incentive Award Program and will receive an annual incentive award for 1998 and 1999 at least equal to the target award of $213,750.

     Mr. Kingsley participates in the Unicom Long-Term Performance Unit Award Program, and any award payable under such Program with respect to the three-year performance periods ending on December 31, 1997, 1998, or 1999 will be made as though he had participated in the Program throughout such performance periods (except in the case of a termination of employment). In addition, Mr. Kingsley received $375,000 as an inducement to enter into the employment agreement, and an annual living cost allowance equal to $75,000 (increased by the amount of applicable taxes on such amount as so increased) for the first three years of the agreement term.

     Mr. Kingsley's employment agreement provides for a retirement benefit equal to the amount that would have been payable under the Service Annuity System (plus amounts payable under the ComEd Supplemental Management Retirement Plan) for an employee who retires at age 60 calculated based on the assumption that Mr. Kingsley had completed 15 years of credited service beginning with the third year of his employment and that such credited service increased by five years during each of the next two years, in addition to his actual years of credited service after five years of employment.

     The employment agreement with Mr. Kingsley provides for a lump sum severance payment to Mr. Kingsley if he should be terminated without cause equal to two times his base salary at the time of such termination, and a continuation of health and life insurance benefits for two years after the date of termination, plus retirement benefits (calculated as though he had completed at least 15 years of credited service if such termination occurs during the first two years of employment) and retire health care coverage. In addition, any unvested portion of the restricted stock granted under the agreement will immediately become fully vested and nonforfeitable. These benefits have been incorporated into a change in control severance agreement that became effective on October 20, 2000. See "Change in Control Severance Agreements" below.

     Mr. Kingsley agreed not to use for his own benefit or disclose any confidential information of Unicom or ComEd during or after the term of his employment, and not to solicit any employee of ComEd for one year after the term of his employment with ComEd.

     Change in Control Severance Arrangements

     PECO Energy and Unicom entered into change in control agreements with certain senior executives which became effective upon the completion of the merger. The agreements cover employment through October 20, 2002 and generally protect executives' positions and compensation levels through that date. A material adverse change in such compensation or position is included in the definition of "good reason" for purposes of the agreements. If an executives resigns for good reason before October 20, 2001 or if the executive's employment is terminated by the company other than for cause, severance pay and benefits become payable.

     The severance payments and benefits provided under the agreements include:

     .    Severance payments equal to three multiplied by the sum of:

     .    the employee's annual base salary, plus

     . an amount equal to the average of the annual incentive awards paid to the employee for the two years preceding the year of termination or, if greater, the target award under the annual incentive award program in which the employee participates for the year in which termination occurs.

     . A prorated annual incentive award for the year in which termination occurs.

     . Continuation of life, disability, accident, health and other welfare benefit coverage for three years and thereafter, if applicable, retiree coverage is available.

     .    Outplacement services.

     . All of a terminated employee's exercisable options remain exercisable until the applicable option expiration date, and all unvested options become fully exercisable and remain so until the applicable option expiration date.

     . Any deferred stock units, restricted stock, or restricted share units become fully vested and any other long-term incentive plan award which is unvested would vest.

     . For purposes of determining benefits under the supplemental retirement plan or arrangement, in which the employee participates, the employee will be credited with three additional years of credited service, age and compensation.

     . For purposes of determining eligibility for retiree welfare benefits, the employee will be deemed to have three additional years of service and age.

     . All compensation earned through the date of termination as well as all coverage and benefits under all benefit plans to which the employee is entitled.

     Pursuant to the terms of offers of employment or employment agreements, certain employees are also entitled to additional service credits for purposes of retiree health care eligibility and for determining benefits under the supplemental retirement plan or arrangement in which they participate.

     In connection with the severance benefits described above, each executive who was an employee of PECO Energy prior to the merger is subject to a non-compete agreement for 24 months from the applicable termination date. Although a participating employee does not have a duty to mitigate the amounts due from the company, continued welfare benefit coverage would be offset during the applicable continuation period by comparable coverage provided under welfare plans of another employer.

     Employees who are senior vice-presidents will receive an additional payment to cover excise taxes imposed under Section 4999 of the Internal Revenue Code on "excess parachute payments" or under similar state or local law if the after-tax amount of payments and benefits subject to these taxes exceeds 110% of the "safe harbor" amount that would not subject the employee to these excise taxes. If the after-tax amount, however, is less than 110% of the safe harbor amount, payments and benefits subject to these taxes would be reduced or eliminated to equal the safe harbor amount. Benefits payable to other employees subject to the excise taxes imposed under Section 4999 of the Internal Revenue Code will be reduced to the employees's safe harbor amount.

                         COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors of Exelon functions as the Compensation Committee for PECO. The report of the Exelon Compensation Committee is incorporated by reference to the information labeled "Report of the Compensation Committee" on pages 14-18 in the 2001 Exelon Proxy Statement.

                                PERFORMANCE GRAPH

     Shown below is a five year comparison of cumulative total returns based on an initial investment of $100 in PECO common stock that was exchanged for Exelon common stock on October 20, 2000.

     The performance chart below illustrates a five-year comparison of cumulative total returns based on an initial investment of $100 in PECO common stock that was exchanged for Exelon common stock in the share exchange on October 20, 2000 as compared with the S&P 500 Stock Index and the S&P Utility Average for the period 1996 through 2000.

     This performance chart assumes:

     . $100 invested on December 31, 1995 in PECO common stock, S&P 500 Stock Index and S&P Utility Average.

     .    All dividends are reinvested.

     . PECO common stock exchanged for Exelon common stock on a 1:1 basis on October 20, 2000.


                              [GRAPH APPEARS HERE]

                                                   DECEMBER 31,
-------------------------------------------------------------------------------------------
                                         1995     1996     1997     1998     1999     2000
-------------------------------------------------------------------------------------------
PECO/Exelon          ================= $100.00    89.54    93.22   166.29   141.83   293.43
-------------------------------------------------------------------------------------------
S&P 500 Stock Index  - - - - - - - - - $100.00   122.96   163.98   210.84   255.22   231.98
-------------------------------------------------------------------------------------------
S&P Utility Average  ................. $100.00   103.12   128.55   147.53   134.44   214.66


ComEd

     Board Compensation

     Since October 20, 2000, the directors of ComEd have consisted solely of employees of ComEd or its affiliates. These individuals receive no additional compensation in respect of their service as directors other than their normal salary. Prior to the merger of Unicom and PECO on October 20, 2000, outside directors of ComEd were compensated according to the terms and provisions of the Unicom Corporation 1996 Directors' Fee Plan. This plan provided for an annual retainer of $36,200 which was payable in shares of Unicom stock. Directors received $1,500 for each board and committee meeting they attended and an additional annual retainer of $2,500 for each committee that they chaired. Directors who were members of the Nuclear Oversight Committee also received and additional $5,000 annual retainer. The annual retainers and meeting fees could be deferred at the election of the director. In the event that directors of ComEd also served as directors of Unicom, or chaired corresponding committees of Unicom, these fees as described above were divided in half so that in no event would a director receive duplicate fees, or fees in excess of the amounts stated above. Directors who were employees of either ComEd or Unicom received no additional compensation other than their normal salary.

     Executive Compensation

     Information with respect to Messrs. McNeill, Rowe, Kingsley, Egan and McLean and Ms. Strobel is presented under ITEM 11. Executive
Compensation--PECO--Executive Compensation--Summary Compensation Table above and is incorporated herein by this reference. Messrs. Elbert and Helwig are included below pursuant to SEC regulations.

                           Summary Compensation Table

                       Compensation of Executive Officers

                                               Annual Compensation
                                --------------------------------------------------------
                                                     Bonus
                                              -------------------------
Name and                                                      Stock
Principal Position      Year    Salary ($)    Cash ($)    Based/(1)/($)    Other/(2)/($)
----------------------------------------------------------------------------------------
Paul A. Elbert(/4/)     2000     438,462      261,250              0         2,230,953
 Former EVP,            1999     120,577      261,250              0            96,921
 Unicom
----------------------------------------------------------------------------------------
David R. Helwig(/5/)    2000     356,923      327,901              0                 0
 Sr. VP, Exelon         1999     355,115      177,071        177,071*                0
 Energy Delivery        1998     312,500            0        196,727*                0
----------------------------------------------------------------------------------------

                                         Long Term Compensation
                        -------------------------------------------------------
                                  Awards                       Payouts
                        --------------------------    -------------------------
                        Restricted                                                 All Other
                          Stock                                                     Compen-
Name and                 Award(s)     Options/(3)/                    Stock         sation
Principal Position         ($)            (#)         Cash ($)    Based/(1)/($)       ($)
--------------------------------------------------------------------------------------------
Paul A. Elbert(/4/)             0        38,000       450,000        450,007       2,498,074
 Former EVP,            1,299,375        38,000       322,488              0         254,768
 Unicom
--------------------------------------------------------------------------------------------
David R. Helwig(/5/)            0        77,750       285,413        285,413*         20,290
 Sr. VP, Exelon           479,256        23,750             0        144,206*         15,702
 Energy Delivery                0        20,900             0         85,747*        285,875
--------------------------------------------------------------------------------------------

   /1/All of the amounts shown under "Bonus--Stock-Based" and "LTIP Payouts--
      Stock-Based" were either paid in shares of Unicom common stock or were deferred and are deemed to be invested in shares of Unicom's common stock, and thus fully "at risk" until the end of the deferral period. Deferred amounts are noted with an asterisk.

   /2/Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least $50,000. For 2000, includes $2,185,924 paid to Mr. Elbert for the payment of other taxes.

   /3/Grants of options to acquire shares of Unicom common stock made to Mr.
      Elbert, and Mr. Helwig prior to the merger have been adjusted to reflect the substitution of options to acquire shares of Exelon common stock in accordance with the merger agreement.

   /4/Mr. Elbert was hired on October 1, 1999 and terminated employment on December 1, 2000.

   /5/Mr. Helwig was an executive officer of Unicom prior to the merger.

                              OPTION GRANTS IN 2000

     Information with respect to Messrs. McNeill, Rowe, Kingsley, Egan and McLean and Ms. Strobel is presented under ITEM 11. Executive Compensation--PECO--Executive Compensation--Option Grants in 2000 above and is incorporated herein by this reference. Information with respect to Messrs. Elbert and Helwig is presented below. Reference is made to ITEM 11. Executive Compensation--PECO--Executive Compensation--Option Grants in 2000 for a description of the manner and assumptions used in calculating the Grant Date Values shown in the table below.



                                                                     Grant Date
                                      Individual Grants                Value
                   ------------------------------------------------------------
                                      % of
                                      Total
                         Number of   Options
                        Securities   Granted                         Grant Date
                        Underlying     to     Exercise or             Present
        Name and          Options   Employees Base Price  Expiration   Value
   Principal Position   Granted (#)  in 2000    ($/Sh.)      Date       ($)
-------------------------------------------------------------------------------
  Paul A. Elbert            38,000     0.48%      39.02   01/24/2010   $358,720
    Former EVP, Unicom
-------------------------------------------------------------------------------
  David R. Helwig           54,000     0.69%      59.50   10/19/2010   $983,880
    Sr. VP, Exelon          23,750     0.30%      39.02   01/24/2010   $224,200
    Energy Delivery
-------------------------------------------------------------------------------

                       OPTION EXERCISES AND YEAR-END VALUE

     Information with respect to Messrs. McNeill, Rowe, Kingsley, Egan and McLean and Ms. Strobel is presented under ITEM 11. Executive
Compensation--PECO--Executive Compensation--Option Exercises and Year-End Value above and is incorporated herein by this reference. Information with respect to Messrs. Elbert and Helwig is presented below.

     This table shows the number and value of exercised and unexercised stock options for the named executive officers during 2000. Value is determined using the market value of Exelon common stock at the year-end price of $70.21 per share, minus the value of Exelon common stock at the exercise price. All options whose exercise price exceeds the market value are valued at zero.

                                                      Number of Securities
                                                           Underlying         Value of Unexercised
                                                      Unexercised Options     In-the-Money Options
                                                          at 12/31/2000           at 12/31/2000
--------------------------------------------------------------------------------------------------
                         Shares
                        Acquired                             (#)                     ($)
Name and Principal         of            Value            Exercisable             Exercisable
     Position         Exercise (#)    Realized ($)       Unexercisable           Unexercisable
--------------------------------------------------------------------------------------------------
  Paul A. Elbert              0              0            E  76,000              E  2,368,160
    Former EVP, Unicom                                    U      --              U         --
--------------------------------------------------------------------------------------------------
  David R. Helwig             0              0            E  40,850              E  1,362,689
    Sr. VP, Exelon                                        U  81,550              U  1,453,794
    Energy Delivery
--------------------------------------------------------------------------------------------------

              LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

                                                              Estimated Future Payouts
                                                                     Under Non-
                                                               Stock Price-Based Plans
                                                          ---------------------------------
                                            Performance
                                             or Other
                                              Period
                            Number of          Until
                         Shares, Units or   Maturation    Threshold    Target      Maximum
Name                       Other Rights      or Payout      Number     Number       Number
-------------------------------------------------------------------------------------------
Corbin A. McNeill, Jr.         N/A              N/A          N/A         N/A         N/A
John W. Rowe                13,758.75         3 years     6,879.38    13,758.75   25,517.50
Oliver D. Kingsley, Jr.      7,620.23         3 years     3,810.12     7,620.23   15,240.46
Pamela B. Strobel            4,233.46         3 years     2,116.73     4,233.46    8,466.92
Michael J. Egan                N/A              N/A          N/A         N/A         N/A
Ian P. McLean                  N/A              N/A          N/A         N/A         N/A
Paul A. Elbert               6,032.68         3 years     3,016.34     6,032.68   12,065.36
David R. Helwig              3,506.72         3 years     1,753.36     3,506.72    7,013.44

     Long-term performance unit awards were granted under the Unicom Corporation Long-Term Incentive Plan. Mr. McNeill, Mr. Egan, and Mr. McLean were not officers of Unicom Corporation, and were accordingly not eligible for awards under this plan. The awards are based on a three-year performance period. For the awards described in the table, the number of units initially awarded to a participant is determined by dividing a percentage of base salary by $35,432. The applicable percentages for the individuals shown in the table are: 50% for Mr. Rowe; 45% for Mr. Kingsley; 40% for Ms. Strobel; 45% for Mr. Elbert; and 35% for Mr. Helwig. Payouts were to be based on achievement of a cumulative earnings per share goal over the three-year performance period ending December 31, 2002. The dollar value of a payout would be determined by multiplying (a) the number of units applicable by (b) the average closing price of Unicom common stock as reported in the Wall Street Journal as New York Stock Exchange Composite Transactions during the calendar quarter ending on December 31, 2002 by (c) the level of performance achieved. The three-year period was pro-rated through September 30, 2000 due to the merger, and the amounts paid out are included in the column headed "Long-Term Compensation--Payouts" in the Summary Compensation Table.

                                RETIREMENT PLANS

     Information with respect to Messrs. McNeill, Rowe, Kingsley, Egan and McLean and Ms. Strobel is presented under ITEM 11. Executive Compensation--PECO--Executive Compensation--Retirement Plans above. The approximate number of years of credited service under ComEd's pension programs for Messrs. Elbert and Helwig are 19 years and 8 years, respectively. In connection with his resignation, and in accordance with his election, Mr. Elbert received a discounted lump sum payment of $2,677,493 under the supplemental management retirement plan instead of an annuity.

                              EMPLOYMENT AGREEMENTS

     Information with respect to employment agreements and arrangements with Messrs. Rowe, McNeill and Kingsley, and information with respect to change in control severance arrangements, is presented under ITEM 11. Executive Compensation--PECO--Executive Compensation--Employment Agreements above and is incorporated herein by this reference.

Severance Agreement with Paul Elbert

     Paul Elbert's resignation from all offices on December 1, 2000 was a qualifying termination under his change in control severance agreement. Pursuant to the agreement, he received a severance payment equal to $2,208,750 (three times the sum of his annual base salary and target incentive award at the time of his termination). He also received a retirement benefit under the Supplemental Management Retirement Plan (SERP) equal to the retirement benefit that would have been payable under the Service Annuity System (and the SERP) to employees who retire at age 60 calculated as though he had completed 18 years of credited service as well as his actual years of credited service. In addition, medical and other welfare benefits continue to be provided for three years, after which Mr. Elbert is entitled to elect post retirement coverage for himself and his eligible dependents. Mr. Elbert received payment of an amount equal to his target annual incentive for 2000. Unvested options become exercisable as of his termination date and the restrictions on his awards of restricted stock lapsed as of that date. Pursuant to the agreement, Mr. Elbert also received a payment of $2,154,968 to cover the excise taxes imposed under Section 4999 of the Internal Revenue Code.

                         COMPENSATION COMMITTEE REPORT

     The Compensation Committee of the Board of Directors of Exelon functions as the Compensation Committee for ComEd. The report of the Exelon Compensation Committee is incorporated by reference to the information labeled "Report of the Compensation Committee" on pages 14-18 in the 2001 Exelon Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Exelon

     The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "BENEFICIAL OWNERSHIP" on page 6 in the 2001 Exelon Proxy Statement.

PECO

     As of August 3, 2001, PECO had outstanding 170,478,507 of common stock, without par value. Exelon beneficially owns all shares of that common stock. No other person is known to PECO to be the beneficial owner of more than five percent of PECO common stock.

     The following table indicates how much Exelon common stock was owned by directors and executive officers of PECO.

  . The shares listed as "Beneficially Owned" include stock options exercisable within 60 days of December 31, 2000.
  . The shares listed as "May be Acquired" include shares of Exelon common stock which can be acquired upon the exercise of stock options granted under Exelon plans that are not exercisable within 60 days of December 31, 2000.
  . The shares listed as "Deferred Share Equivalents" include shares not considered to be "beneficially owned" under rules of the SEC because they are deferred under Exelon plans.
  . Beneficial ownership of directors and executive officers of PECO as a group represents less than 1% of the outstanding shares of Exelon common stock.

                                                            BENEFICIALLY         MAY BE      DEFERRED SHARE          TOTAL
                                                            OWNED SHARES       ACQUIRED         EQUIVALENTS
--------------------------------------------------------------------------------------------------------------------------
John W. Rowe              PECO Director, Co-CEO and Chairman     364,344        380,699              60,251        805,294
Corbin A. McNeill, Jr.    PECO Director & Co-CEO                 864,809        350,566             120,577      1,335,953
Pamela B. Strobel         PECO Director & Vice Chair              78,573        126,999              21,619        227,191
Ruth Ann Gillis           PECO Director                           44,848         91,499              14,106        150,453
Kenneth G. Lawrence       PECO Director & President               95,683         75,400                   0        171,083
Michael J. Egan           Exec. VP                               419,260        117,400               4,243        540,902
Oliver D. Kingsley, Jr.   Exec. VP, Nuclear and Chief
                          Nuclear Officer                        102,098        223,249              64,744        390,090
Ian P. McLean             Sr. VP                                  53,334        159,666              38,539        251,539
Gerald R. Rainey          Former President, PECO Nuclear          47,569         64,000                   0        111,569
Directors and Executive
Officers as a Group (14)                                       2,186,230      1,936,543             344,270      4,467,043

     This table does not include 489,023 shares of Exelon common stock held under PECO's Service Annuity Plan. Mr. McNeill and Mr. Rowe, along with four other individuals, are members of the executive committee which monitors the investment policy and performance of the investments under that plan.

ComEd

     As of August 3, 2001, ComEd had outstanding 128,031,624 shares of common stock, $12.50 par value per share. Exelon beneficially owns 128,018,210 shares of that common stock. No other person is known to ComEd to be the beneficial owner of more than five percent of ComEd common stock.

     The following table indicates how much Exelon common stock was owned by directors and executive officers of ComEd.

  . The shares listed as "Beneficially Owned" include stock options exercisable within 60 days of December 31, 2000.
  . The shares listed as "May be Acquired" include shares of Exelon common stock which can be acquired upon the exercise of stock options granted under Exelon plans that are not exercisable within 60 days of December 31, 2000.
  . The shares listed as "Deferred Share Equivalents" include shares not considered to be "beneficially owned" under rules of the SEC because they are deferred under Exelon plans.
  . Beneficial ownership of directors and executive officers of ComEd as a group represents less than 1% of the outstanding shares of Exelon common stock.

                                                                   BENEFICIALLY         MAY BE      DEFERRED SHARE          TOTAL
                                                                   OWNED SHARES       ACQUIRED         EQUIVALENTS
---------------------------------------------------------------------------------------------------------------------------------
John W. Rowe              ComEd Director, Co-CEO and Chairman           364,344        380,699              60,251        805,294
Corbin A. McNeill, Jr.    ComEd Director & Co-CEO                       864,809        350,566             120,577      1,335,953
Pamela B. Strobel         ComEd Director & Vice Chair                    78,573        126,999              21,619        227,191
Ruth Ann Gillis           ComEd Director                                 44,848         91,499              14,106        150,453
Kenneth G. Lawrence       ComEd Director                                 95,683         75,400                   0        171,083
Michael J. Egan           EVP, Exelon; President, Exelon
                           Enterprises                                  419,260        117,400               4,243        540,902
Oliver D. Kingsley, Jr.   Exec. VP, Nuclear and Chief Nuclear
                           Officer                                      102,098        223,249              64,744        390,090
Frank M. Clark            Sr. VP                                         70,260         74,666               7,889        152,815
David R. Helwig           Sr. VP                                         51,992         81,549              21,746        155,288
Ian P. McLean             Sr. VP                                         53,334        159,666              38,539        251,539
Paul A. Elbert            Exec. VP                                      101,532              0                   0        101,532
Directors and Executive
Officers as a Group (16)                                              2,362,446      2,028,758             373,905      4,765,108

    This table does not include 489,023 shares of Exelon common stock held under PECO's Service Annuity Plan. Mr. McNeill and Mr. Rowe, along with four other individuals, are members of the executive committee which monitors the investment policy and performance of the investments under that plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Exelon

     The information required by Item 13 is incorporated herein by reference to the information labeled "OTHER INFORMATION--Transactions with Management" in the 2001 Exelon Proxy Statement.

PECO

         None.

ComEd

     Pamela B. Strobel, is an Executive Vice President of Exelon Corporation, the President of Exelon Energy Delivery Company, and the Vice Chair of Commonwealth Edison Company (ComEd), both of which are subsidiaries of Exelon Corporation. Ms. Strobel's husband, Russ M. Strobel, was elected Senior Vice President, General Counsel and Secretary of Nicor Inc. ("Nicor") in January 2001. Since January 1, 2000, Nicor Gas and ComEd have been parties to the following transactions, proposed transactions or business dealings: (1) Nicor Gas and ComEd are parties to an interim agreement approved by the Illinois Commerce Commission under which they cooperate in cleaning up residue at former manufactured gas plant sites. Under the interim agreement, costs are split between Nicor Gas and ComEd, except that if they cannot agree upon a final allocation of costs, the interim agreement provides for arbitration. For the year 2000, Nicor Gas billed ComEd approximately $3,000,000 under the interim agreement, and ComEd billed Nicor Gas approximately $3,950,000. For year 2001, Nicor Gas estimates that it will bill ComEd $4,450,000 and that ComEd will bill Nicor Gas $12,575,000; (2) Nicor Gas has made a proposal to utilize approximately 23 miles of ComEd's right of way starting in 2001 in connection with a pipeline project. No agreement has been reached and no consideration has been agreed to; (3) Nicor Gas and ComEd are parties to a three-year agreement entered into in May 2000 pursuant to which Nicor Gas transports gas to an electric generating station in Rockford, Illinois. In 2000, Nicor Gas received approximately $3,100,000 in payments under this agreement, and Nicor Gas estimates that it will receive payments of approximately $2,400,000 in 2001; (4) Nicor Energy, L.L.C. (Nicor Energy), in its capacity as a power marketer, purchases electricity from ComEd for resale to certain Nicor Energy customers. In 2000, the total amount of such purchases by Nicor Energy was approximately $48,530,000, and in 2001 such purchases are expected to approximate $64,425,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Philadelphia and Commonwealth of Pennsylvania on the 4th day of September, 2001.

                                   PECO ENERGY COMPANY

                                   By:
                                       --------------------------------
                                   Name:  Corbin A. McNeill, Jr.
                                   Title: President, Co-Chief Executive Officer
                                           and Chairman

                                   By:
                                       --------------------------------
                                   Name:  John W. Rowe
                                   Title: Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of September, 2001.

        Signature                                         Title

                                    Co-Chief Executive Officer and Director
--------------------------
Corbin A. McNeill, Jr.

--------------------------          Co-Chief Executive Officer and Chairman and Director
John W. Rowe

                                    Vice President and Chief Financial Officer
--------------------------          (principal financial officer and principal
Thomas P. Hill                      accounting officer)

--------------------------          Director
Pamela B. Strobel

--------------------------          Director
Ruth Ann M. Gillis

--------------------------          Director and President
Kenneth G. Lawrence

      [Signature page to PECO Energy Company Annual Report on Form 10-K/A]

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and State of Illinois on the 4th day of September, 2001.

                                  COMMONWEALTH EDISON COMPANY

                                  By:
                                      --------------------------------
                                  Name:  John W. Rowe
                                  Title: President, Co-Chief Executive Officer
                                          and Chairman

                                  By:  -------------------------------
                                  Name:  Corbin A. McNeill, Jr.
                                  Title: Co-Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 4th day of September, 2001.

         Signature                                   Title


--------------------------          Co-Chief Executive Officer and Chairman and Director
John W. Rowe


--------------------------          Co-Chief Executive Officer and Director
Corbin A. McNeill, Jr.


--------------------------          Vice President and Chief Financial Officer
Robert E. Berdelle                  (principal financial officer and principal accounting officer)


--------------------------          Director and Vice Chair
Pamela B. Strobel


--------------------------          Director
Ruth Ann M. Gillis


--------------------------          Director
Kenneth G. Lawrence

                                        8