Form 10-Q
period 2001-09-30
PECO ENERGY CO; EXELON CORP; COMMONWEALTH EDISON CO
filed 2001-11-14
CIK 78100, 1109357, 22606

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

Commission File           Name of Registrant; State of Incorporation; Address of        IRS Employer
Number                    Principal Executive Offices; and Telephone Number             Identification Number
---------------------     ----------------------------------------------------------    -------------------------
1-16169                   EXELON CORPORATION                                            23-2990190
                          (a Pennsylvania corporation)
                          10 South Dearborn Street - 37th Floor
                          P.O. Box 805379
                          Chicago, Illinois 60680-5379
                          (312) 394-4321

1-1839                    COMMONWEALTH EDISON COMPANY                                   36-0938600
                          (an Illinois corporation)
                          10 South Dearborn Street - 37th Floor
                          P.O. Box 805379
                          Chicago, Illinois 60680-5379
                          (312) 394-4321

1-1401                    PECO ENERGY COMPANY                                           23-0970240
                          (a Pennsylvania corporation)
                          P.O. Box 8699
                          2301 Market Street
                          Philadelphia, Pennsylvania 19101-8699
                          (215) 841-4000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.            Yes  [X]       No  [__]

         The number of shares outstanding of each registrant's common stock as of November 2, 2001 was as follows:

         Exelon Corporation Common Stock, without par value       320,884,595
         Commonwealth Edison Company Common Stock,
             $12.50 par value                                     128,031,647
         PECO Energy Company Common Stock, without par value      170,478,507

                                                    TABLE OF CONTENTS


                                                                                                                   Page No.
  Filing Format                                                                                                        3
  Forward-Looking Statements                                                                                           3

  PART I.   FINANCIAL INFORMATION                                                                                      4
  ITEM 1.   FINANCIAL STATEMENTS                                                                                       4
                  Exelon Corporation
                           Condensed Consolidated Statements of Income and Comprehensive Income                        5
                           Condensed Consolidated Balance Sheets                                                       6
                           Condensed Consolidated Statements of Cash Flows                                             8
                  Commonwealth Edison Company
                           Condensed Consolidated Statements of Income and Comprehensive Income                        9
                           Condensed Consolidated Balance Sheets                                                      10
                           Condensed Consolidated Statements of Cash Flows                                            12
                  PECO Energy Company
                           Condensed Consolidated Statements of Income and Comprehensive Income                       13
                           Condensed Consolidated Balance Sheets                                                      14
                           Condensed Consolidated Statements of Cash Flows                                            16
                  Notes to Condensed Consolidated Financial Statements                                                17

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                                                                  36
                  Exelon Corporation                                                                                  36
                  Commonwealth Edison Company                                                                         47
                  PECO Energy Company                                                                                 55
  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                                 63

  PART II.  OTHER INFORMATION                                                                                         66
  ITEM 1.   LEGAL PROCEEDINGS                                                                                         66
  ITEM 5.   OTHER INFORMATION                                                                                         67
  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                                          68

SIGNATURES                                                                                                            71


Filing Format
         This combined Form 10-Q is separately being filed by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Forward-Looking Statements
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 7 of Notes to Condensed Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2000 Annual Report, and other factors discussed in filings with the Securities and Exchange Commission by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Exelon Corporation, Commonwealth Edison Company and PECO Energy Company undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION

                                             EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                             (Unaudited)
                                                (In Millions, except per share data)

                                                                  Three Months Ended September 30,   Nine Months Ended September 30,
                                                                          2001             2000            2001          2000
                                                                          ----             ----            ----          ----
OPERATING REVENUES                                                      $  4,285        $  1,629         $11,759      $  4,366

OPERATING EXPENSES
     Fuel and Purchased Power                                              1,731             576           4,271         1,515
     Operating and Maintenance                                             1,101             457           3,293         1,304
     Depreciation and Amortization                                           369              83           1,109           244
     Taxes Other Than Income                                                 172              67             493           197
                                                                      ----------       ----------      ----------   ----------
         Total Operating Expenses                                          3,373           1,183           9,166         3,260
                                                                      ----------       ----------      ----------   ----------

OPERATING INCOME                                                             912             446           2,593         1,106
                                                                      ----------       ----------      ----------   ----------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                       (283)           (113)           (864)         (333)
     Distributions on Preferred Securities of Subsidiaries                   (12)             (5)            (37)          (15)
     Equity in (Losses) Earnings of Unconsolidated Affiliates, net            52              23              77            26
     Other, net                                                                2              23             103            52
                                                                      ----------       ----------      ----------   ----------
         Total Other Income and Deductions                                  (241)            (72)           (721)         (270)
                                                                      ----------       ----------      ----------   ----------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                    671             374           1,872           836
INCOME TAXES                                                                 268             141             767           316
                                                                      ----------       ----------      ----------   ----------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                               403             233           1,105           520
EXTRAORDINARY ITEM (net of income taxes of $0 and $2 for the
    three months and nine months ended September 30, 2000, respectively)      --              (1)             --            (4)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE (net of income taxes of $8 and $16 for the nine
    months ended September 30, 2001 and 2000, respectively)                   --              --              12            24
                                                                      ----------       ----------      ----------   ----------

NET INCOME                                                                   403             232           1,117           540
                                                                      ----------       ----------      ----------   ----------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
     SFAS 133 Transition Adjustment                                           --              --              44            --
     Cash Flow Hedge Fair Value Adjustment                                    13              --             (17)           --
     Unrealized Gain (Loss) on Marketable Securities                          14              26            (110)           22
                                                                      ----------       ----------      ----------   ----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                       27              26             (83)           22
                                                                      ----------       ----------      ----------   ----------

TOTAL COMPREHENSIVE INCOME                                             $     430       $     258       $   1,034    $      562
                                                                      ==========       ==========      ==========   ==========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                           321             170             320           175
                                                                      ==========       ==========      ==========   ==========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                         323             172             323           176
                                                                      ==========       ==========      ==========   ==========

EARNINGS PER AVERAGE COMMON SHARE:
   BASIC:
       Income Before Extraordinary Item and Cumulative
          Effect of a Change in Accounting Principle                  $     1.26       $     1.37      $     3.45   $     2.97
       Extraordinary Item                                                     --              --              --         (0.02)
       Cumulative Effect of a Change in Accounting Principle                  --              --             0.04         0.14
                                                                      ----------       ----------      ----------   ----------
       Net Income                                                     $     1.26       $     1.37      $     3.49   $     3.09
                                                                      ==========       ==========      ==========   ==========

   DILUTED:
       Income Before Extraordinary Item and Cumulative
          Effect of a Change in Accounting Principle                  $     1.25       $     1.35      $     3.42   $     2.95
       Extraordinary Item                                                     --              --              --         (0.02)
       Cumulative Effect of a Change in Accounting Principle                  --              --             0.04         0.14
                                                                      ----------       ----------      ----------   ----------
       Net Income                                                     $     1.25       $     1.35      $     3.46   $     3.07
                                                                      ==========       ==========      ==========   ==========

DIVIDENDS PER AVERAGE COMMON SHARE                                    $     0.42       $     0.25      $     1.40   $     0.75
                                                                      ==========       ==========      ==========   ==========


                                      See Notes to Condensed Consolidated Financial Statements

                      EXELON CORPORATION AND SUBSIDIARY COMPANIES
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                     (In Millions)

                                                       September 30,    December 31,
                                                           2001             2000
                                                         -------          -------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                           $ 1,377          $   526
     Restricted Cash                                         221              314
     Accounts Receivable, net                              2,630            2,552
     Inventories, at average cost                            491              454
     Other                                                   494              338
                                                         -------          -------

         Total Current Assets                              5,213            4,184
                                                         -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET                        13,268           12,936

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                     6,528            7,135
     Nuclear Decommissioning Trust Funds                   3,002            3,109
     Investments                                           1,616            1,583
     Goodwill, net                                         5,509            5,186
     Other                                                   544              464
                                                         -------          -------
         Total Deferred Debits and Other Assets           17,199           17,477
                                                         -------          -------

TOTAL ASSETS                                             $35,680          $34,597
                                                         =======          =======




                See Notes to Condensed Consolidated Financial Statements

                            EXELON CORPORATION AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                           (In Millions)


                                                                  September 30,      December 31,
                                                                      2001               2000
                                                                  -------------      ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                                 $    416           $  1,373
     Long-Term Debt Due within One Year                               1,188                908
     Accounts Payable                                                 1,052              1,193
     Accrued Expenses                                                 1,607                720
     Other                                                              454                457
                                                                   --------           --------

         Total Current Liabilities                                    4,717              4,651
                                                                   --------           --------

LONG-TERM DEBT                                                       13,385             12,958

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                            4,404              4,409
     Unamortized Investment Tax Credits                                 316                330
     Nuclear Decommissioning Liability for Retired Plants             1,314              1,301
     Pension Obligation                                                 537                567
     Non-Pension Postretirement Benefits Obligation                     882                819
     Spent Nuclear Fuel Obligation                                      838                810
     Other                                                              843                907
                                                                   --------           --------

         Total Deferred Credits and Other Liabilities                 9,134              9,143
                                                                   --------           --------

PREFERRED SECURITIES OF SUBSIDIARIES                                    612                630

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                     6,943              6,890
     Deferred Compensation                                               (3)                (7)
     Retained Earnings                                                1,022                332
     Accumulated Other Comprehensive Income (Loss)                     (130)                --
                                                                   --------           --------

         Total Shareholders' Equity                                   7,832              7,215
                                                                   --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $ 35,680           $ 34,597
                                                                   ========           ========




                     See Notes to Condensed Consolidated Financial Statements

                                EXELON CORPORATION AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (In Millions)

                                                                                Nine Months Ended September 30,
                                                                               --------------------------------
                                                                                   2001              2000
                                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                  $ 1,117           $   540
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                               1,481               335
       Cumulative Effect of a Change in Accounting
        Principle (net of income taxes)                                              (12)              (24)
       Extraordinary Item (net of income taxes)                                       --                 4
       Provision for Uncollectible Accounts                                           74                43
       Deferred Income Taxes                                                         (69)                8
       Deferred Energy Costs                                                          21                 6
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                 (77)              (26)
       Other Operating Activities                                                    (13)              (29)
     Changes in Working Capital:
       Accounts Receivable                                                          (142)              (20)
       Repurchase of Accounts Receivable                                              --               (50)
       Inventories                                                                    41               (26)
       Accounts Payable, Accrued Expenses and Other Current Liabilities              539               (61)
       Other Current Assets                                                           27              (103)
                                                                                 -------           -------

Net Cash Flows provided by Operating Activities                                    2,987               597
                                                                                 -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                          (1,380)             (435)
     Acquisitions - Enterprises, net of cash acquired                                (39)              (91)
     Other Investing Activities                                                     (164)              (67)
                                                                                 -------           -------

Net Cash Flows used in Investing Activities                                       (1,583)             (593)
                                                                                 -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                    2,126             1,017
     Retirement of Long-Term Debt                                                 (1,433)             (545)
     Change in Short-Term Debt                                                      (957)              118
     Dividends on Common Stock                                                      (448)             (131)
     Change in Restricted Cash                                                        93                62
     Proceeds from Stock Option Exercises                                             52                17
     Redemption of Preferred Securities of Subsidiaries                              (18)              (19)
     Other Financing Activities                                                       32               (24)
     Common Stock Repurchase                                                          --              (496)
                                                                                 -------           -------

Net Cash Flows used in Financing Activities                                         (553)               (1)
                                                                                 -------           -------


INCREASE IN CASH AND CASH EQUIVALENTS                                                851                 3
                                                                                 -------           -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     526                55
                                                                                 -------           -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $ 1,377           $    58
                                                                                 =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION
Noncash Investing and Financing Activities:
     Regulatory Asset Fair Value Adjustment                                      $  347                 --
     Purchase Accounting Estimate Adjustments                                    $   63                 --




                          See Notes to Condensed Consolidated Financial Statements

COMMONWEALTH EDISON COMPANY

                                   COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                        (Unaudited)
                                                       (In Millions)

                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                         --------------------------------   -------------------------------
                                                             2001               2000              2001               2000
                                                             ----               ----              ----               ----
OPERATING REVENUES                                         $ 1,919     |      $ 2,093          $ 4,895    |       $ 5,367
                                                                       |                                  |
OPERATING EXPENSES                                                     |                                  |
     Fuel and Purchased Power                                  954     |         789             2,149    |         1,585
     Operating and Maintenance                                 265     |         573               731    |         1,559
     Depreciation and Amortization                             178     |         226               512    |           822
     Taxes Other Than Income                                    82     |         139               223    |           401
                                                           -------     |     -------           -------    |       -------
                                                                       |                                  |
         Total Operating Expenses                            1,479     |       1,727             3,615    |         4,367
                                                           -------     |     -------           -------    |       -------
                                                                       |                                  |
OPERATING INCOME                                               440     |         366             1,280    |         1,000
                                                           -------     |     -------           -------    |       -------
                                                                       |                                  |
OTHER INCOME AND DEDUCTIONS                                            |                                  |
     Interest Expense                                         (148)    |        (143)             (432)   |          (421)
     Distributions on Company-Obligated                                |                                  |
       Mandatorily Redeemable Preferred Securities of                  |                                  |
       Subsidiary Trusts Holding Solely the Company's                  |                                  |
       Subordinated Debt Securities                             (7)    |          (7)              (22)   |           (22)
     Other, net                                                 34     |          67                93    |           248
                                                           -------     |     -------           -------    |       -------
                                                                       |                                  |
         Total Other Income and Deductions                    (121)    |         (83)             (361)   |          (195)
                                                           -------     |     -------           -------    |       -------
                                                                       |                                  |
INCOME BEFORE INCOME TAXES AND                                         |                                  |
 EXTRAORDINARY ITEMS                                           319     |         283               919    |           805
INCOME TAXES                                                   141     |          86               412    |           221
                                                           -------     |     -------           -------    |       -------
INCOME BEFORE EXTRAORDINARY ITEMS                              178     |         197               507    |           584
EXTRAORDINARY ITEMS (net of income taxes of                            |                                  |
    $2 for the nine months ended September 30, 2000)            --     |          --                --    |            (4)
                                                           -------     |     -------           -------    |       -------
                                                                       |                                  |
NET INCOME                                                     178     |         197               507    |           580
     Preferred and Preference Stock Dividends                   --     |          (1)               --    |            (3)
                                                           -------     |     -------           -------    |       -------
NET INCOME ON COMMON STOCK                                 $   178     |     $   196           $   507    |       $   577
                                                           =======     |     =======           =======    |       =======
                                                                       |                                  |
COMPREHENSIVE INCOME                                                   |                                  |
     Net Income                                            $   178     |     $   197           $   507    |       $   580
     Other Comprehensive Income (net of income taxes):                 |                                  |
       Unrealized Gain (Loss) on Marketable Securities          (1)    |          (3)               (5)   |            (2)
                                                           -------     |     -------           -------    |       -------
TOTAL COMPREHENSIVE INCOME                                 $   177     |     $   194           $   502    |       $   578
                                                           =======     |     =======           =======    |       =======




                                 See Notes to Condensed Consolidated Financial Statements

               COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)
                                   (In Millions)



                                                       September 30,     December 31,
                                                           2001             2000
                                                       -------------     ------------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                           $   435          $   141
     Restricted Cash                                          65               60
     Accounts Receivable, net                                999            1,204
     Receivables from Affiliates                             119              468
     Inventories, at average cost                             47              186
     Deferred Income Taxes                                    41               89
     Other                                                   192              202
                                                         -------          -------

         Total Current Assets                              1,898            2,350
                                                         -------          -------

PROPERTY, PLANT AND EQUIPMENT, NET                         7,196            7,657

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                       707            1,110
     Nuclear Decommissioning Trust Funds                      --            2,669
     Investments                                              94              152
     Goodwill, net                                         5,079            4,766
     Receivable from Affiliate                             1,316            1,316
     Other                                                   134              178
                                                         -------          -------

         Total Deferred Debits and Other Assets            7,330           10,191
                                                         -------          -------

TOTAL ASSETS                                             $16,424          $20,198
                                                         =======          =======




             See Notes to Condensed Consolidated Financial Statements

                        COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)
                                           (In Millions)


                                                                      September 30,       December 31,
                                                                          2001               2000
                                                                      -------------       ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Long-Term Debt Due within One Year                                $    746           $    348
     Accounts Payable                                                       186                597
     Accrued Expenses                                                       558                449
     Payables to Affiliates                                                 301                 --
     Other                                                                  143                329
                                                                       --------           --------

         Total Current Liabilities                                        1,934              1,723
                                                                       --------           --------

LONG-TERM DEBT                                                            6,246              6,882

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                                1,827              1,837
     Unamortized Investment Tax Credits                                      56                 59
     Nuclear Decommissioning Liability for Retired Plants                    --              1,301
     Pension Obligation                                                     146                285
     Non-Pension Postretirement Benefits Obligation                         161                315
     Payables to Affiliates                                                 324                 --
     Spent Nuclear Fuel Obligation                                           --                810
     Other                                                                  284                475
                                                                       --------           --------

         Total Deferred Credits and Other Liabilities                     2,798              5,082
                                                                       --------           --------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
 SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE COMPANY'S
 SUBORDINATED DEBT SECURITIES                                               328                328

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                         2,047              2,678
     Preference Stock of Subsidiary                                           7                  7
     Other Paid-in Capital                                                5,052              5,388
     Receivable from Parent                                              (1,062)                --
     Retained Earnings                                                      386                133
     Treasury Stock, at cost                                             (1,307)            (2,023)
     Accumulated Other Comprehensive Income (Loss)                           (5)                --
                                                                       --------           --------

         Total Shareholders' Equity                                       5,118              6,183
                                                                       --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 16,424           $ 20,198
                                                                       ========           ========




                      See Notes to Condensed Consolidated Financial Statements

                            COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                (In Millions)

                                                                               Nine Months Ended September 30,
                                                                               -------------------------------
                                                                                    2001              2000
                                                                                    ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                   $   507    |       $   580
     Adjustments to Reconcile Net Income to Net Cash Flows                                   |
        Provided by Operating Activities:                                                    |
       Depreciation and Amortization                                                  512    |           945
       Extraordinary Items (net of income taxes)                                       --    |             4
       Gain on Forward Share Arrangement                                               --    |          (113)
       Provision for Uncollectible Accounts                                            31    |            30
       Reversal of Provision for Revenue Refund                                       (15)   |            --
       Deferred Income Taxes                                                           26    |          (200)
       Midwest Independent System Operator Exit Fees                                  (36)   |            --
       Early Retirement and Separation Program                                         --    |            10
       Other Operating Activities                                                      36    |           157
     Changes in Working Capital:                                                             |
       Accounts Receivable                                                            (80)   |           (32)
       Inventories                                                                     25    |           (18)
       Accounts Payable, Accrued Expenses, and Other Current Liabilities              338    |          (688)
       Change in Receivables and Payables to Affiliates, net                         (303)   |            --
       Other Current Assets                                                             3    |            52
                                                                                  -------    |       -------
Net Cash Flows provided by Operating Activities                                     1,044    |           727
                                                                                  -------    |       -------
                                                                                             |
CASH FLOWS FROM INVESTING ACTIVITIES                                                         |
     Investment in Plant                                                             (616)   |        (1,123)
     Plant Removals, net                                                              (15)   |            (7)
     Contributions to Nuclear Decommissioning Trust Funds                              --    |           (40)
     Change in Receivables from Affiliates                                            424    |            --
     Other Investments                                                                 --    |            51
     Other Investing Activities                                                        --    |             8
                                                                                  -------    |       -------
Net Cash Flows used in Investing Activities                                          (207)   |        (1,111)
                                                                                  -------    |       -------
                                                                                             |
CASH FLOWS FROM FINANCING ACTIVITIES                                                         |
     Change in Short-Term Debt                                                         --    |           273
     Issuance of Long-Term Debt                                                        --    |           450
     Retirement of Long-Term Debt                                                    (260)   |          (754)
     Common Stock Repurchases                                                          --    |          (153)
     Retirement of Mandatorily Redeemable Preferred Stock                              --    |           (70)
     Preferred Stock Redemptions                                                       --    |            (2)
     Change in Restricted Cash                                                         (5)   |           213
     Dividends on Common and Preferred Stock                                         (278)   |          (261)
     Nuclear Fuel Principal Payments                                                   --    |          (270)
     Common Stock Repurchase Arrangement                                               --    |           (67)
                                                                                  -------    |       -------
Net Cash Flows used in Financing Activities                                          (543)   |          (641)
                                                                                  -------    |       -------
                                                                                             |
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      294    |        (1,025)
                                                                                             |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      141    |         1,255
                                                                                  -------    |       -------
                                                                                             |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   435    |       $   230
                                                                                  =======    |       =======
                                                                                             |
                                                                                             |
SUPPLEMENTAL CASH FLOW INFORMATION                                                           |
     Noncash Investing and Financing Activities:                                             |
       Net Assets Transferred as a Result of Restructuring,                                  |
         net of Note Payable                                                      $ 1,307    |            --
       Contribution of Receivable from Parent                                     $ 1,062    |            --
       Purchase Accounting Estimate Adjustments                                   $    63    |            --
       Regulatory Asset Fair Value Adjustment                                     $   347    |            --
       Retirement of Treasury Shares                                              $ 2,023    |            --
       Deferred Tax on Fossil Plant Sale                                               --    |       $ 1,094
       Settlement of Common Share Repurchase Arrangement                               --    |       $   993

                          See Notes to Condensed Consolidated Financial Statements


PECO ENERGY COMPANY

                                           PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                               CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                           (Unaudited)
                                                          (In Millions)

                                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                                     2001              2000              2001             2000
                                                                   -------           -------           -------           -------
OPERATING REVENUES                                                 $ 1,051           $ 1,629           $ 3,008           $ 4,366

OPERATING EXPENSES
     Fuel and Purchased Power                                          471               576             1,353             1,515
     Operating and Maintenance                                         156               457               414             1,304
     Depreciation and Amortization                                     115                83               315               244
     Taxes Other Than Income                                            51                67               135               197
                                                                   -------           -------           -------           -------

         Total Operating Expenses                                      793             1,183             2,217             3,260
                                                                   -------           -------           -------           -------

OPERATING INCOME                                                       258               446               791             1,106
                                                                   -------           -------           -------           -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                 (105)             (113)             (332)             (333)
     Distributions on Company-Obligated Mandatorily
        Redeemable Preferred Securities of a Partnership,
        which holds Solely Subordinated Debentures
        of the Company                                                  (2)               (2)               (7)               (7)
     Equity in Earnings (Losses) of Unconsolidated
        Affiliates, net                                                 --                23                --                26
     Other, net                                                         12                23                30                52
                                                                   -------           -------           -------           -------

         Total Other Income and Deductions                             (95)              (69)             (309)             (262)
                                                                   -------           -------           -------           -------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE              163               377               482               844
INCOME TAXES                                                            59               141               171               316
                                                                   -------           -------           -------           -------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         104               236               311               528
EXTRAORDINARY ITEM (net of income taxes of
     $0 and $2 for the three
     months and nine months ended, respectively)                        --                (1)               --                (4)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE  (net of income taxes of $16)                             --                --                --                24
                                                                   -------           -------           -------           -------

NET INCOME                                                             104               235               311               548
     Preferred Stock Dividends                                          (2)               (3)               (7)               (8)
                                                                   -------           -------           -------           -------
NET INCOME ON COMMON STOCK                                         $   102           $   232           $   304           $   540
                                                                   =======           =======           =======           =======

COMPREHENSIVE INCOME
     Net Income                                                    $   104           $   235           $   311           $   548
     Other Comprehensive Income (net of income tax):
        SFAS 133 Transition Adjustment                                  --                --                40                --
        Cash Flow Hedge Fair Value Adjustment                          (10)               --               (20)               --
        Unrealized Gain (Loss) on Marketable Securities                 --                26                --                22
                                                                   -------           -------           -------           -------
         Total Other Comprehensive Income (Loss)                       (10)               26                20                22
                                                                   -------           -------           -------           -------

TOTAL COMPREHENSIVE INCOME                                         $    94           $   261           $   331           $   570
                                                                   =======           =======           =======           =======




                                     See Notes to Condensed Consolidated Financial Statements

                   PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)


                                                       September 30,    December 31,
                                                           2001             2000
                                                         -------          -------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                           $   100          $    49
     Restricted Cash                                         156              254
     Accounts Receivable, net                                348            1,024
     Inventories, at average cost                             87              257
     Receivables from Affiliates                               5               --
     Other                                                   114              195
                                                         -------          -------

         Total Current Assets                                810            1,779
                                                         -------          -------


PROPERTY, PLANT AND EQUIPMENT, NET                         3,999            5,158

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                     5,821            6,026
     Nuclear Decommissioning Trust Funds                      --              440
     Investments                                              25              847
     Goodwill, net                                            --              326
     Receivables from Affiliates                              41               --
     Other                                                    95              200
                                                         -------          -------

         Total Deferred Debits and Other Assets            5,982            7,839
                                                         -------          -------

TOTAL ASSETS                                             $10,791          $14,776
                                                         =======          =======




             See Notes to Condensed Consolidated Financial Statements

                        PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                       (In Millions)



                                                             September 30,       December 31,
                                                                 2001                2000
                                                               --------           --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                             $     --           $    163
     Payables to Affiliates                                         200              1,096
     Long-Term Debt Due within One Year                             435                553
     Accounts Payable                                                62                403
     Accrued Expenses                                               421                481
     Deferred Income Taxes                                           27                 27
     Other                                                           20                 95
                                                               --------           --------

         Total Current Liabilities                                1,165              2,818
                                                               --------           --------

LONG-TERM DEBT                                                    5,551              6,002

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                        2,951              2,532
     Unamortized Investment Tax Credits                              28                271
     Pension Obligation                                             112                281
     Non-Pension Postretirement Benefits Obligation                 236                505
     Payables to Affiliates                                          25                 --
     Other                                                          103                427
                                                               --------           --------

         Total Deferred Credits and Other Liabilities             3,455              4,016
                                                               --------           --------

COMPANY-OBLIGATED MANDATORILY REDEEMABLE
     PREFERRED SECURITIES OF A PARTNERSHIP,
     WHICH HOLDS SOLELY SUBORDINATED
     DEBENTURES OF THE COMPANY                                      128                128
MANDATORILY REDEEMABLE PREFERRED STOCK                               19                 37

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                 1,968              1,442
     Receivable from Parent                                      (1,983)                --
     Preferred Stock                                                137                137
     Retained Earnings                                              332                197
     Accumulated Other Comprehensive Income (Loss)                   19                 (1)
                                                               --------           --------

         Total Shareholders' Equity                                 473              1,775
                                                               --------           --------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 10,791           $ 14,776
                                                               ========           ========



                  See Notes to Condensed Consolidated Financial Statements

                                PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                               (In Millions)

                                                                               Nine Months Ended September 30,
                                                                                   2001              2000
                                                                                 -------           -------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                  $   311           $   548
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                 315               335
       Cumulative Effect of a Change in Accounting
        Principle (net of income taxes)                                               --               (24)
       Extraordinary Item (net of income taxes)                                       --                 4
       Provision for Uncollectible Accounts                                           37                43
       Deferred Income Taxes                                                         (49)                8
       Deferred Energy Costs                                                          14                 6
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                  --               (26)
       Other Operating Activities                                                     14               (29)
     Changes in Working Capital:
       Accounts Receivable                                                           (51)              (20)
       Repurchase of Accounts Receivable                                              --               (50)
       Inventories                                                                   (21)              (26)
       Accounts Payable, Accrued Expenses and Other Current Liabilities               55               (61)
     Change in Receivables and Payables to Affiliates, net                           129                --
       Other Current Assets                                                          (35)             (103)
                                                                                 -------           -------

Net Cash Flows provided by Operating Activities                                      719               605
                                                                                 -------           -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                            (180)             (435)
     Exelon Infrastructure Services Acquisitions, net of cash acquired                --               (91)
     Other Investing Activities                                                       26               (67)
                                                                                 -------           -------

Net Cash Flows used in Investing Activities                                         (154)             (593)
                                                                                 -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                      (161)              118
     Change in Receivable and Payable to Affiliates, net                             (16)               --
     Issuance of Long-Term Debt                                                      805             1,017
     Retirement of Long-Term Debt                                                 (1,167)             (545)
     Common Stock Repurchase                                                          --              (496)
     Contribution from Parent                                                        121                --
     Change in Restricted Cash                                                        98                62
     Dividends on Preferred and Common Stock                                        (176)             (139)
     Retirement of Mandatorily Redeemable Preferred Stock                            (18)              (19)
     Proceeds from Exercise of Stock Options                                          --                17
     Proceeds on Settlement of Interest Rate Swap Agreements                          31                --
     Other Financing Activities                                                       --               (24)
                                                                                 -------           -------


Net Cash Flows used in Financing Activities                                         (483)               (9)
                                                                                 -------           -------


INCREASE IN CASH AND CASH EQUIVALENTS                                                 82                 3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      49                55

CASH TRANSFERRED IN RESTRUCTURING                                                    (31)               --
                                                                                 -------           -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   100           $    58
                                                                                 =======           =======

SUPPLEMENTAL CASH FLOW INFORMATION
 Noncash Investing and Financing Activities:
     Net Assets Transferred as a Result of Restructuring,
      net of Receivables from Affiliates                                         $ 1,577                --
     Contribution of Receivable from Parent                                      $ 1,983                --



                          See Notes to Condensed Consolidated Financial Statements

                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                  PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
          COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Dollars in millions, except per share data, unless otherwise noted)


1.   BASIS OF PRESENTATION (Exelon, ComEd and PECO)
The accompanying condensed consolidated financial statements as of September 30, 2001 and for the three and nine months then ended are unaudited, but include all adjustments that Exelon Corporation (Exelon), Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) consider necessary for a fair presentation of such financial statements. All adjustments are of a normal, recurring nature, except as otherwise disclosed. The year-end condensed consolidated balance sheet data were derived from audited financial statements but do not include all disclosures required by generally accepted accounting principles. Certain prior-year amounts have been reclassified for comparative purposes. Dividends on preferred stock of PECO for the three and nine months ended September 30, 2000 have been reclassified on Exelon's Condensed Consolidated Statements of Income and Comprehensive Income to distributions on preferred securities of subsidiaries, resulting in a deduction before, rather than after, net income. This reclassification reflects the current organizational structure in which PECO is a subsidiary of Exelon. These notes should be read in conjunction with the Notes to Consolidated Financial Statements of Exelon, ComEd and PECO included in or incorporated by reference in
Item 8 of their Annual Report on Form 10-K for the year ended December 31, 2000.

ComEd
         ComEd was the principal subsidiary of Unicom Corporation (Unicom) prior to the merger with Exelon. See Note 2 - Merger. The merger was accounted for using the purchase method of accounting. The effects of the purchase method are reflected on the financial statements of ComEd as of the merger date. Accordingly, the financial statements presented for the period after the merger reflect a new basis of accounting. ComEd's Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows are separated by a bold black line to indicate the different basis of accounting existing in each of the periods presented.


2.  MERGER (Exelon)
On October 20, 2000, Exelon became the parent corporation of ComEd and PECO as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO, Unicom and Exelon. Pursuant to the merger, Exelon became the owner of all of the common stock of PECO, Unicom ceased to exist and Unicom's subsidiaries, including ComEd, became subsidiaries of Exelon. The merger was accounted for using the purchase method of accounting. Exelon's results of operations include Unicom's results of operations since October 20, 2000.

         Selected unaudited pro forma combined results of operations of Exelon for the three and nine months ended September 30, 2000, assuming the merger occurred on January 1, 2000, are as follows:

                                                    Three Months Ended    Nine Months Ended
                                                    September 30, 2000    September 30, 2000
                                                    ------------------    ------------------
          Operating revenue                               $3,845                $10,033
          Net income                                        $412                 $1,035
          Net income per common share (basic)              $1.29                  $3.24
          Net income per common share (diluted)            $1.27                  $3.20

         Pro forma net income for the three months ended September 30, 2000 excludes extraordinary items of $7 million ($4 million, net of income taxes) and merger-related costs of $45 million ($27 million, net of income taxes). These non-recurring items total $31 million, net of income taxes, or $0.10 per share on a basic and diluted basis.

         Pro forma net income for the nine months ended September 30, 2000 excludes merger-related costs of $90 million ($54 million, net of income taxes), extraordinary charges of $18 million ($11 million, net of income taxes) and the benefit of the cumulative effect of a change in accounting principle of $40 million ($24 million, net of income taxes). These non-recurring items total $41 million, net of income taxes, or $0.13 per share on a basic and diluted basis.

         The pro forma financial information presented above is not necessarily indicative of the operating results of Exelon that would have occurred had the merger been consummated as of the date indicated, nor is it necessarily indicative of future operating results.

Merger-Related Costs (Exelon, ComEd and PECO)
         Exelon recorded certain costs in 2000 associated with the merger. The costs associated with PECO were charged to expense. The costs associated with Unicom were recorded as part of the application of purchase accounting and did not affect results of operations. During the third quarter of 2001, Exelon finalized its plans for consolidation of certain functions and recorded adjustments to its estimated merger costs for the following: 1) an increase in severance payments of $55 million as a result of the identification of additional Unicom positions to be eliminated, 2) a $10 million reduction in the estimated pension and post retirement welfare benefits reflecting revised actuarial estimates related to Unicom employees, and 3) an increase in expected severance payments of $31 million related to additional PECO employee positions identified to be eliminated as a result of the merger. The adjustments related to Unicom employees were recorded as an adjustment to the purchase price allocation and did not affect results of operations. The additional costs related to the PECO employees were charged to expense in the third quarter of 2001. Including the effects of the third quarter 2001 adjustments, Exelon anticipates that a total of $297 million of employee costs will be funded from its pension and postretirement benefit plans and $204 million of employee severance costs associated with Unicom will be funded from general corporate funds.

The following table provides a reconciliation of the reserve for employee severance associated with the merger:

            Employee severance reserve as of October 20, 2000         $ 149
            Additional employee severance reserve                        55
                                                                     ------
            Adjusted employee severance reserve                         204
            Payments to employees (October 2000-September 2001)         (51)
                                                                     ------
            Employee severance reserve as of September 30, 2001      $  153
                                                                     ======

         Approximately 3,500 Unicom and PECO positions have been identified to be eliminated as a result of the merger. Exelon has terminated 1,081 employees as of September 30, 2001, of which 271 were terminated during the three months ended September 30, 2001. The remaining 2,419 positions are expected to be eliminated by the end of 2002.


 3.  CORPORATE RESTRUCTURING (Exelon, ComEd and PECO)
During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to Exelon Generation Company, LLC (Generation). Also as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments, were transferred to Generation and Exelon Enterprises Company, LLC (Enterprises), respectively. Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC). As a result, effective January 1, 2001, the operations of ComEd consist of its retail electricity distribution and transmission business in northern Illinois and the operations of PECO consist of its retail electricity distribution and
transmission  business  in  southeastern  Pennsylvania,   and  its  natural  gas
distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

         The corporate restructuring had the following effect on the Condensed Consolidated Balance Sheets of ComEd and PECO:

                                                         ComEd          PECO
                                                         -----          ----
         Decrease in Assets:
         Current Assets                                  ($376)       ($1,085)
         Property, Plant and Equipment, net               (782)        (1,212)
         Investments                                      (104)        (1,262)
         Other Noncurrent Assets                        (2,623)          (431)

         (Increase) Decrease in Liabilities:
         Current Liabilities                               794          1,581
         Long-Term Debt                                     --            205
         Deferred Income Taxes                               8           (451)
         Other Noncurrent Liabilities                    2,226          1,003
                                                         -----        -------
              Net Assets Transferred                     ($857)       ($1,652)
                                                         =====        =======

         Consideration,   based  on  the  net  book  value  of  the  net  assets
transferred, was as follows:

                                                    ComEd                PECO
                                                    -----                ----

         Treasury Stock Received                   $1,307               $  --
         Return of Capital                             --               1,577
         Note (Payable)/Receivable -  Affiliates     (450)                 75
                                                   ------               -----
                                                    $ 857              $1,652
                                                   ======               =====

         Selected unaudited pro forma results of operations of ComEd and PECO for the three and nine months ended September 30, 2000, assuming the merger and corporate restructuring occurred as of January 1, 2000, are presented as follows:

                              Three months ended          Nine months ended
                              September 30, 2000         September 30, 2000
                             --------------------       ---------------------
                             ComEd           PECO        ComEd          PECO
                             -----           ----        -----          ----
        Operating revenues   $1,931          $877        $4,855        $2,496
        Operating income       $407          $264        $1,013          $866
        Net income             $207          $113          $550          $363

         The three months ended September 30, 2000 pro forma financial information presented above for ComEd excludes merger-related costs of $32 million ($19 million, net of income taxes). PECO pro forma financial information for the same period excludes merger-related costs of $7 million ($4 million, net of income taxes) and an extraordinary charge of $2 million ($1 million, net of income taxes).

         The nine months ended September 30, 2000 pro forma financial information presented above for ComEd excludes merger-related costs of $49 million ($29 million, net of income taxes) and extraordinary charges of $6 million ($4 million, net of income taxes). PECO pro forma financial information for the same period excludes merger-related costs of $17 million ($10 million, net of income taxes) and extraordinary charges of $6 million ($4 million, net of income taxes).

         In connection with the restructuring, ComEd and PECO assigned their respective rights and obligations under various power purchase and fuel supply agreements to Generation. Additionally, ComEd and PECO entered into power purchase agreements (PPAs) with Generation.

         Under the PPA between ComEd and Generation, Generation has agreed to supply all of ComEd's load requirements through 2004. Prices for this energy vary depending upon the time of day and month of delivery. During 2005 and 2006, ComEd's PPA is a partial requirements agreement under which ComEd will purchase all of its required energy and capacity from Generation, up to the available capacity of the nuclear generating plants formerly owned by ComEd and transferred to Generation. Under the terms of ComEd's PPA, Generation is responsible for obtaining any required transmission service. The PPA also specifies that prior to 2005, ComEd and Generation will jointly determine and agree on a market-based price for energy delivered under the PPA for 2005 and

2006. In the event that the parties cannot agree to market-based prices for 2005 and 2006 prior to July 1, 2004, ComEd has the option of terminating the PPA effective December 31, 2004. ComEd will obtain any additional supply required from market sources in 2005 and 2006, and subsequent to 2006, will obtain all of its supply from market sources, which could include Generation.

         Under the PPA between PECO and Generation, Generation has agreed to supply all of PECO's load requirements through 2010. Prices for this energy will be a function of the amount PECO is able to charge its Provider of Last Resort customers. Under the terms of PECO's PPA, PECO is responsible for obtaining any required transmission service. Subsequent to 2010, PECO will obtain all of its supply from market sources, which could include Generation.


4.  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (Exelon and PECO)
On January 1, 2001, Exelon recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $44 million, net of income taxes, in accumulated other comprehensive income, a component of shareholders' equity, to reflect the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at their fair value through earnings, with special accounting permitted for certain qualifying hedges.

         During the three and nine months ended September 30, 2001, Exelon recognized net gains of $5 million ($3 million, net of income taxes) and $27 million ($16 million, net of income taxes), respectively, relating to mark-to-market (MTM) adjustments of certain power purchase and sale contracts pursuant to SFAS No. 133. MTM adjustments on power purchase contracts are reported in fuel and purchased power and MTM adjustments on power sale contracts are reported as operating revenues in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and nine months ended September 30, 2001, Exelon recognized net gains aggregating $4 million ($2 million, net of income taxes) and net losses aggregating $2 million ($1 million, net of income taxes) on derivative instruments entered into for trading purposes. Exelon commenced financial trading in the second quarter of 2001. Gains and losses associated with financial trading are reported as other income and deductions in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and nine months ended September 30, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable. For the nine months ended September 30, 2001, $6 million ($4 million, net of income taxes) was reclassified from accumulated other comprehensive income into earnings as a result of forecasted financing transactions no longer being probable.

         As of September 30, 2001, $48 million of deferred net gains on derivative instruments accumulated in other comprehensive income are expected to be reclassified to earnings during the next twelve months. Amounts in accumulated other comprehensive income related to interest rate cash flows are reclassified into earnings when the forecasted interest payment occurs. Amounts in accumulated other comprehensive income related to energy commodity cash flows are reclassified into earnings when the forecasted purchase or sale of the energy commodity occurs.


5.  EARNINGS PER SHARE (Exelon)
Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):

                                              Three Months Ended           Nine Months Ended
                                                 September 30,               September 30,
                                                 -------------               -------------
                                               2001            2000          2001        2000
                                               ----            ----          ----        ----
Average common shares outstanding               321             170           320         175
Assumed exercise of stock options                 2               2             3           1
                                               ----            ----          ----        ----
Average diluted common shares outstanding       323             172           323         176
                                               ====            ====          ====        ====


6.  SEGMENT INFORMATION (Exelon)
Exelon operates in three business segments: Energy Delivery, Generation and Enterprises. Energy Delivery consists of the operations of ComEd and PECO. Exelon's segment information as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is as follows:

                            Three Months Ended September 30, 2001 as compared to
                                    Three Months Ended September 30, 2000

                                                                            Corporate and
                                Energy                                       Intersegment
                               Delivery      Generation     Enterprises      Eliminations       Consolidated
                               --------      ----------     -----------      ------------       ------------
Revenues:
    2001                        $ 2,970        $ 2,291        $   529          $ (1,505)           $  4,285
    2000                        $   877        $   927        $   283          $   (458)           $  1,629
EBIT (a):
    2001                        $   704        $   278        $   (44)         $     (7)           $    931
    2000                        $   260        $   292        $   (55)         $    (15)           $    482


                             Nine Months Ended September 30, 2001 as compared to
                                     Nine Months Ended September 30, 2000

                                                                            Corporate and
                                Energy                                       Intersegment
                               Delivery      Generation     Enterprises      Eliminations       Consolidated
                               --------      ----------     -----------      ------------       ------------
Revenues:
    2001                       $  7,903       $  5,537       $   1,742         $  (3,423)           $ 11,759
    2000                       $  2,496       $  2,087       $     801         $  (1,018)           $  4,366
EBIT (a):
    2001                       $  2,091       $    697       $     (80)        $     (19)           $  2,689
    2000                       $    856       $    401       $     (86)        $     (23)           $  1,148


Total Assets:
   September 30, 2001          $ 27,726       $  7,337       $   1,634         $  (1,017)           $ 35,680
   December 31, 2000           $ 27,424       $  5,734       $   2,277         $    (838)           $ 34,597

(a) EBIT - consists of operating income, equity in earnings (losses) of unconsolidated affiliates, and other income and expenses recorded in other, net, with the exception of interest income. Interest income for the three months ended September 30, 2001 was $35 million as compared to $10 million in the same 2000 period. Interest income for the nine months ended September 30, 2001 was $84 million as compared to $36 million in the same 2000 period.

         The operations of Exelon Energy Company (Exelon Energy), Exelon's competitive retail generation supplier, for 2000 have been reclassified from Generation to Enterprises to reflect the corporate restructuring. See Note 3 - Corporate Restructuring.


7.  COMMITMENTS AND CONTINGENCIES (Exelon, ComEd and PECO)
For information regarding capital commitments and nuclear decommissioning and spent fuel storage see the Commitments and Contingencies Note in the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2000.

Nuclear Insurance
         Exelon carries property damage, decontamination and premature decommissioning insurance for each station loss resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Exelon is required by the Nuclear Regulatory Commission (NRC) to maintain, to provide for decommissioning the facility. Exelon is unable to predict the timing of the availability of insurance proceeds to Exelon and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Exelon could be assessed up to $65 million for losses incurred at any plant insured by the insurance companies.

         Additionally, through its subsidiaries, Exelon is a member of an industry mutual insurance company that provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. Exelon's maximum share of any assessment is $18 million per year.

         The insurer has proposed to increase the maximum amount that Exelon could be assessed for property damage insurance from up to $65 million to up to $130 million and for replacement power cost insurance from $18 million to $36 million. In addition, the insurer proposes, in the event that one or more acts of terrorism cause accidental property damage within a twelve month period from the first accidental property damage under one or more policies for all insureds, the maximum recovery for all such losses by all insureds be an aggregate of $3.24 billion plus such additional amounts as the insurer may recover for such losses from reinsurance, indemnity, and any other source, applicable to such losses.

         Exelon is self-insured to the extent that any losses may exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon's financial condition and results of operations.

Environmental Liabilities
         Exelon has  identified  72 sites where  former  manufactured  gas plant
(MGP) activities have or may have resulted in actual site contamination. As of September 30, 2001, Exelon had accrued $164 million for environmental investigation and remediation costs, including $134 million for MGP investigation and remediation that currently can be reasonably estimated. Exelon, ComEd and PECO cannot predict whether they will incur other significant liabilities for additional investigation and remediation costs at these or additional sites identified by environmental agencies or others, or whether such costs may be recoverable from third parties.

     ComEd
         As of September 30, 2001, ComEd had accrued $111 million (discounted) for environmental investigation and remediation costs. This reserve included $105 million for MGP investigation and remediation, which currently can be reasonably estimated.

     PECO
         As of September 30, 2001, PECO had accrued $38 million (undiscounted) for environmental investigation and remediation costs, including $29 million for MGP investigation and remediation, which currently can be reasonably estimated.

Energy Commitments
         As of September 30, 2001, Exelon had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the following tables:

                     Net                  Net            Transmission
                    Energy             Purchased            Rights
                    Sales               Capacity           Purchases
                    -----               --------           ---------

2001                $     267           $     137            $    36
2002                      460                 871                 35
2003                      371                 917                 32
2004                      228                 923                 25
2005                      128                 437                 25
Thereafter                (90)              4,710                 80
                    ----------          ----------           -------
Total               $   1,364            $  7,995            $   233
                    =========           =========            =======

         See Note 3 - Corporate Restructuring, for information about ComEd's and PECO's PPAs with Generation.

Litigation
         Midwest Generation, LLC Litigation. On August 21, 2001, Midwest Generation, LLC (Midwest) filed a complaint with the Illinois Commerce
Commission (ICC) alleging that certain retail agreements under which ComEd supplies power to loads at Midwest's generating facilities are unjust, unreasonable and anti-competitive. Midwest is seeking an ICC order that ComEd pay refunds of approximately $25 million paid under the agreements since 1999, with interest. ComEd is contesting the complaint.

         FERC Municipal Request for Refund. Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the Federal Energy Regulatory Commission (FERC) alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. On June 29, 2001, FERC denied the customers' requests for rehearing of the order granting rehearing. In August 2001, each of the three wholesale municipal customers appealed the April 30, 2001 FERC order to the Federal circuit court, which consolidated the appeals for the purposes of briefing and decision.

         Cotter Corporation Litigation. During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter Corporation (Cotter), seeking unspecified damages and injunctive relief based on allegations that Cotter permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs, resulting in property damage and potential adverse health effects. In 1994, a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions were settled or dismissed. In 1998, a jury verdict was rendered against Cotter in favor of 14 of the plaintiffs in the 1991 cases, totaling approximately $6 million in compensatory and punitive damages, interest and medical monitoring. On appeal, the Tenth Circuit Court of Appeals reversed the jury verdict, and remanded the case for new trial. These plaintiffs' cases were consolidated with the remaining 26 plaintiffs' cases, which had not been tried. The consolidated trial was completed on June 28, 2001. The jury returned a verdict against Cotter and awarded $16 million in various damages. Cotter will appeal the verdict.

         In November 2000, another trial involving a separate sub-group of 13 plaintiffs, seeking $19 million in damages plus interest was completed in federal district court in Denver. The jury awarded nominal damages of $42,500 to 11 of 13 plaintiffs, but awarded no damages for any personal injury or health claims, other than requiring Cotter to perform periodic medical monitoring at minimal cost. The plaintiffs appealed the verdict to the Tenth Circuit Court of Appeals.

         On February 18, 2000, ComEd sold Cotter to an unaffiliated third party. As part of the sale, ComEd agreed to indemnify Cotter for any liability incurred by Cotter as a result of these actions, as well as any liability arising in connection with the West Lake Landfill discussed in the next paragraph. In connection with the corporate restructuring, the responsibility to indemnify Cotter for any liability related to these matters was transferred to Generation. Exelon's management believes adequate reserves have been established in connection with these proceedings.

         The United States Environmental Protection Agency (EPA) has advised Cotter that it is potentially liable in connection with radiological contamination at a site known as the West Lake Landfill in Missouri. Cotter is alleged to have disposed of approximately 39,000 tons of soils mixed with 8,700 tons of leached barium sulfate at the site. Cotter, along with three other companies identified by the EPA as potentially responsible parties (PRPs), is reviewing a draft feasibility study that recommends capping the site. The PRPs are also engaged in discussions with the State of Missouri and the EPA. The estimated costs of remediation for the site are $10 to 15 million. Once a final feasibility study is complete and a remedy selected, it is expected that the PRPs will agree on an allocation of responsibility for the costs. Until an agreement is reached, Exelon cannot predict its share of the costs.

         Godley Park District Litigation. On April 18, 2001, the Godley Park District filed suit in Will County Circuit Court against ComEd and Exelon alleging that oil spills at Braidwood Station have contaminated the Park District's water supply. The complaint seeks actual damages, punitive damages of $100 million and statutory penalties. The complaint was served on ComEd and Exelon on July 12, 2001. ComEd and Exelon are contesting the liability and damages sought by the plaintiff.

         Cajun Electric Power Cooperative, Inc. On May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against PECO in the United States District Court for the Middle District of Louisiana arising out of PECO's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant. This action seeks the full purchase price of the 30% interest in the River Bend nuclear power plant, $50 million, plus interest and consequential damages. In connection with the corporate restructuring, the responsibility for any liability related to this matter was transferred to Generation. The parties have reached a tentative settlement of the dispute, subject to court approval, which calls for Exelon to make a $14 million payment.

         Service Interruptions. In August 1999, three class action lawsuits were filed against ComEd, and subsequently consolidated, in the Circuit Court of Cook County, Illinois seeking damages for personal injuries, property damage and economic losses related to a series of service interruptions that occurred in the summer of 1999. The combined effect of these interruptions resulted in over 168,000 customers losing service for more than four hours. Conditional class certification was approved by the court for the sole purpose of exploring settlement talks. ComEd filed a motion to dismiss the complaints. On April 24, 2001, the court dismissed four of the five counts of the consolidated complaint without prejudice and the sole remaining count was dismissed in part. On June 1, 2001, the plaintiffs filed a second amended consolidated complaint. A portion of any settlement or verdict may be covered by insurance; discussions with the carrier are ongoing. Exelon's management believes adequate reserves have been established in connection with these cases.

         Reliability Investigation. In 1999, the ICC opened an investigation regarding the design and reliability of ComEd's transmission and distribution system. The investigation was expanded during 2000 to include a circuit breaker fire that occurred in October 2000 at a ComEd substation. The ICC has issued several reports in the investigation covering the summer of 1999 outages as well as the transmission and distribution system. These reports include recommendations and an implementation timetable. The recommendations are not legally binding on ComEd; however, the ICC may enforce them through litigation. Since the summer of 1999, ComEd has devoted significant resources to improving the reliability of its transmission and distribution system. Exelon's management believes that the likelihood of a successful material claim resulting from the investigation is remote.

         Retail Rate Law. In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the Federal and state constitutions. The developers also filed suit against ComEd for a declaratory judgement that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the state were premature, and the Illinois Supreme Court denied leave to appeal that ruling. Developers of both facilities have since filed amended complaints repeating their allegations that ComEd breached the contracts in question and requesting damages for such breach, in the amount of the difference between the state-subsidized rate and the amount ComEd was willing to pay for the electricity. ComEd is contesting this matter.

         Pennsylvania Real Estate Tax Appeals. Exelon is involved in tax appeals regarding two of its nuclear facilities, Limerick Generating Station (Montgomery County) and Peach Bottom Atomic Power Station (York County). Exelon is also involved in the tax appeal for Unit No. 1 at Three Mile Island Nuclear Station (Dauphin County) through AmerGen Energy Company, LLC (AmerGen). Exelon does not believe the outcome of these matters will have a material adverse effect on Exelon's results of operations or financial condition.

         Other Tax Issues. The Illinois Department of Revenue had issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. ComEd has received an order dated October 9, 2001 from the Administrative Law Judge of the Illinois Department of Revenue Administrative Hearings Division that each and all of the Notices of Tax Liability for the years 1988 through 1997 are withdrawn and dismissed, that the protests of the taxpayer are granted, and that the Notices of Tax Liability are cancelled.

         Chicago Franchise. In March 1999, ComEd reached a settlement agreement with the City of Chicago to end the arbitration proceeding between ComEd and Chicago regarding the January 1, 1992 franchise agreement. As part of the settlement agreement, ComEd and Chicago agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric services in Chicago. The settlement agreement provides that ComEd would be subject to liquidated damages if the projects are not completed by various dates, unless it was prevented from doing so by events beyond its reasonable control. In addition, ComEd and Chicago established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million during each of 1999 and 2000 and has conditionally agreed to deposit $25 million at the end of the years 2001 and 2002, to help ensure an adequate and reliable electric supply for Chicago.

           Power Team FERC Allegations. On October 3, 2001, FERC issued an order to show cause alleging that both PECO and the Power Team, a division of Generation, violated FERC standards of conduct and regulations claiming that PECO had inappropriately provided Power Team information on planned maintenance outages and deratings, enabling Power Team to profit by purchasing Firm Transmission Rights (FTRs) that would be affected by such outages and deratings. FERC also suggested that PECO may have operated its transmission system and taken outages and deratings to benefit Power Team. The potential remedies FERC could seek include re-evaluating Power Team's market-based authority, requiring Power Team to disgorge the profits (alleged by FERC to be $2.4 million) from the FTRs purchased, or requiring PECO to receive permission from the PJM Interconnection LLC prior to initiating any outages or deratings. PECO and the Power Team maintain that there were no inappropriate communications and are contesting FERC's allegations. On October 26, 2001 Exelon, PECO, and Power Team filed a response with FERC, denying that PECO manipulated its transmission system to benefit Power Team or that PECO shared non-public information with Power Team.

         General. Exelon, ComEd and PECO are involved in various other litigation matters. The ultimate outcome of such matters, while uncertain, is not expected to have a material adverse effect on their respective financial condition or results of operations.

8.  PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS (ComEd and PECO)
ComEd
         As part of Exelon's corporate restructuring, approximately 5,500 ComEd employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, ComEd's pension and non-pension postretirement benefits obligations were reduced by $143 million and $172 million, respectively, as of January 1, 2001.

PECO
         As part of Exelon's corporate restructuring, approximately 3,200 PECO employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, PECO's pension and non-pension postretirement benefits obligations were reduced by $96 million and $284 million, respectively, as of January 1, 2001.

ComEd's and PECO's plan assets and funded status of the plans as of December 31, 2000, after reflecting the effect of these transfers, are as follows:


                                                                  ComEd                               PECO
                                                         ----------------------------     ---------------------------
                                                                                Other                           Other
                                                          Pension      Postretirement      Pension     Postretirement
                                                         Benefits            Benefits     Benefits           Benefits
Net Benefit Obligation at December 31, 2000                $2,220               $ 539         $998              $ 410
                                                           ======               =====         ====              =====
Fair Value of Plan Assets at December 31, 2000             $1,987               $ 352       $1,380              $ 121
                                                           ======               =====       ======              =====

Funded Status at December 31, 2000                          $(233)              $(187)        $382              $(289)
Unrecognized net actuarial (gain) loss                         91                  42         (441)                16
Unrecognized prior service cost                                --                  --           35                 --
Unrecognized net transition obligation (asset)
                                                               --                  --           (9)                56
Miscellaneous adjustments                                      --                   2           --                 --
                                                            ------             ------        -----              -----
   Net amount recognized at December 31,
      2000                                                  $(142)             $ (143)       $ (33)             $(217)
                                                            ======             ======        =====              =====
Amounts   recognized  in  the  consolidated   balance
   sheets consist of:
   Prepaid benefit cost                                                                       $ 70               $  2
   Accrued benefit cost                                                                       (103)              (219)
                                                                                             -----             ------
Net amount recognized at December 31, 2000                                                   $ (33)            $ (217)
                                                                                             =====             ======


9.  DECOMMISSIONING AND SPENT FUEL STORAGE (Exelon, ComEd and PECO)
The obligation for decommissioning Exelon's nuclear facilities and the related trust fund assets were transferred from ComEd and PECO to Generation concurrently with the transfer of the generating plants and the related NRC operating licenses as of January 1, 2001. Additionally, obligations for spent nuclear fuel disposal, and provisions for nuclear insurance were assumed by Generation under terms and conditions commensurate with those previously borne by ComEd and PECO.

ComEd
         ComEd has  historically  accounted  for the  current  period's  cost of decommissioning by recording a charge to depreciation expense and a corresponding liability in accumulated depreciation for its operating units and a reduction to regulatory assets for retired units (in current year dollars) on a straight-line basis over the NRC operating license life of the plants. As of December 31, 2000, ComEd's cumulative liability of $2.1 billion was recorded as a component of accumulated depreciation. Additionally, a $1.3 billion liability representing the present value of the estimated cost of decommissioning nuclear units previously retired was recorded as a long-term liability. These liabilities, as well as investments in trust fund assets of $2.6 billion to fund the costs of decommissioning, were transferred to Generation.

         In December 2000, the ICC issued an order, effective upon the transfer of the nuclear plants to Generation, authorizing ComEd to recover $73 million annually from customers during the first four years of the six-year term of the PPA between ComEd and Generation. See Note 3 - Corporate Restructuring. Up to $73 million annually can also be collected in 2005 and 2006, depending on the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Under the ICC order, subsequent to 2006, there would be no further collection for decommissioning costs from customers. All amounts collected from customers must be remitted to Generation for deposit into the related trust funds. The ICC order also provides that any surplus trust funds after ComEd's former nuclear stations are decommissioned must be refunded to ComEd's customers. The ICC order has been appealed to the Illinois Appellate Court by ComEd and other parties.

         The $73 million annual recovery of decommissioning costs authorized by the ICC order represents a reduction from the $84 million annual recovery in 2000. Accordingly, in the first quarter of 2001, ComEd reduced its nuclear decommissioning regulatory asset to $372 million, reflecting the expected probable future recoveries from customers. The reduction in the regulatory asset in the amount of $347 million was recorded as an adjustment to the merger purchase price allocation and resulted in a corresponding increase in goodwill. Effective January 1, 2001, ComEd recorded an obligation to Generation of approximately $440 million representing ComEd's legal requirement to remit funds to Generation for the remaining regulatory asset amount of $372 million upon collection from customers, and for collections from customers prior to the establishment of external decommissioning trust funds in 1989 to be remitted to Generation for deposit into the decommissioning trusts through 2006. Unrealized gains and losses on decommissioning trust funds (based on the market value of the assets on the merger date, in accordance with purchase accounting) had previously been recorded in accumulated depreciation or regulatory assets. As a result of the transfer of the nuclear plants to Generation and the ICC order limiting the regulated recoveries of decommissioning costs, net unrealized losses of $47 million (net of income taxes) were reclassified to accumulated other comprehensive income. Realized gains and losses on decommissioning trust funds' assets are based on the adjusted cost basis of the trust fund assets and are reflected in other income and deductions in Exelon's Condensed Consolidated Statements of Income and Comprehensive Income.

         Additionally, as part of the corporate restructuring, ComEd's liability to the U.S. Department of Energy (DOE) for payment of its one-time fee for spent nuclear fuel disposal has been transferred to Generation. As of December 31, 2000, this liability, including accrued interest, was $810 million.

PECO
         As of December 31, 2000, PECO's Condensed Consolidated Balance Sheet included an estimated liability for decommissioning its nuclear plants of $412 million as a component of accumulated depreciation. Investments in nuclear decommissioning trust fund assets were $440 million. Both the liability and the trust fund investments were transferred to Generation as of January 1, 2001. Annual decommissioning cost recovery of $29 million, collected through regulated rates, will continue, and all amounts collected will be remitted to Generation to be deposited into the decommissioning trust funds.


10.  LONG-TERM DEBT (Exelon and PECO)
On March 1, 2001, PECO Energy Transition Trust (PETT), a Delaware business trust and a wholly owned subsidiary of PECO, refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance by PETT of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%. The Series 2001-A Transition Bonds have an expected final payment date of September 1, 2010 and a termination date of December 31, 2010. The transition bonds are solely obligations of PETT, secured by intangible transition property sold by PECO to PETT concurrently with the issuance of transition bonds and certain other related collateral.

         In 1999,  PECO entered into interest  rate swaps  relating to the Class
A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. PECO also entered into forward starting interest rate swaps relating to these two classes of floating rate transition bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.01%. In connection with the refinancing of a portion of the two floating rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income and deductions due to the transaction no longer being probable. See Note 4 - Cumulative Effect of a Change in Accounting Principle. Also, in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in gains of $25 million, which were deferred and are being amortized over the expected remaining lives of the related debt.

          On May 8, 2001, Exelon issued $500 million of senior unsecured notes with a maturity date of May 1, 2011 and an interest rate of 6.75%. On June 11, 2001, Generation issued $700 million of senior unsecured notes with a maturity date of June 15, 2011 and an interest rate of 6.95%. The proceeds from these financings were used to repay a $1.2 billion term loan.

         During 2001, Generation issued $121 million of Pollution Control Revenue Refunding Bonds at an average variable commercial paper interest rate of 2.685% with maturities of 20 to 33 years. The proceeds from these offerings were used to retire, through a capital contribution from Exelon to PECO, $121 million of PECO pollution control notes with an average interest rate of 7.01%.


11.  SALE OF ACCOUNTS RECEIVABLE  (Exelon and PECO)
PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. As of September 30, 2001, PECO had sold a $225 million interest in accounts receivable, consisting of a $169 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $56 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At September 30, 2001, PECO met this requirement and was not required to make any cash deposits.


12.  RELATED-PARTY TRANSACTIONS (Exelon, ComEd and PECO)
Exelon
         In August 2001, Exelon recorded a $150 million note receivable from Sithe Energies, Inc. (Sithe), an equity method investment of Generation. Sithe used the proceeds from the note to repay subordinated debt. The note has a maturity date of August 20, 2004 and an interest rate of the eurodollar rate, plus 2.25%. For the three and nine month periods ended September 30, 2001, Exelon recorded $1 million of interest income on the note.

ComEd
         At December 31, 2000, ComEd had a $400 million receivable from PECO, which was repaid in the second quarter of 2001. The average interest rate on this receivable for the period outstanding was 6.5%. Interest income on the receivable from PECO was $8 million for the nine months ended September 30, 2001.

         ComEd had a note receivable from an affiliate of $1.3 billion at September 30, 2001 and December 31, 2000, relating to the December 1999 fossil plant sale, which is included in deferred debits and other assets in ComEd's Condensed Consolidated Balance Sheets. Interest income earned on this note receivable was $14 million and $49 million for the three months ended September 30, 2001 and 2000, respectively. Interest income earned on this note receivable was $51 million and $138 million for the nine months ended September 30, 2001 and 2000, respectively.

         Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion non-interest bearing receivable related to Exelon's agreement to fund future income tax payments resulting from the collection by ComEd of instrument funding charges. This receivable is reflected as a reduction of shareholders' equity in ComEd's Condensed Consolidated Balance Sheets and is expected to be settled over the years 2001 through 2008.

         At September 30, 2001, ComEd had a short-term payable of $60 million and a long-term payable of $317 million to Generation resulting from the restructuring, which were included in current liabilities and deferred credits and other liabilities, respectively, on ComEd's Condensed Consolidated Balance Sheets.

         ComEd paid common stock dividends to Exelon of $105 million and $253 million for the three and nine months ended September 30, 2001, respectively.

         In connection with the transfer of the generation assets in the corporate restructuring, ComEd entered into a PPA with Generation. See Note 3 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the three and nine months ended September 30, 2001 were $948 million and $2,141 million, respectively.

         Effective January 1, 2001, upon the corporate restructuring, ComEd receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $33 million and $96 million, for the three and nine months ended September 30, 2001, respectively.

PECO
         At December 31, 2000, PECO had a $400 million payable to ComEd, which was repaid in the second quarter of 2001. The average annual interest rate on this payable for the period outstanding was 6.5%. Interest expense related to this payable for the nine months ended September 30, 2001 was $8 million.

         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable related to Exelon's agreement to fund future income tax payments resulting from the collection of competitive transition charges. This receivable is reflected as a reduction of shareholders' equity in PECO's Condensed Consolidated Balance Sheets and is expected to be settled over the years 2001 through 2010.

            PECO paid common stock dividends to Exelon of $69 million and $169 million for the three and nine months ended September 30, 2001, respectively.

         In connection with the transfer of the generation assets in the corporate restructuring, PECO entered into a PPA with Generation. See Note 3 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the three and nine months ended September 30, 2001 were $364 million and $872 million, respectively.

         Effective January 1, 2001, upon the corporate restructuring, PECO receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $18 million and $56 million, for the three and nine months ended September 30, 2001, respectively.


13.  NEW ACCOUNTING PRONOUNCEMENTS (Exelon, ComEd and PECO)
During the third  quarter of 2001,  the  Financial  Accounting  Standards  Board
(FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141), No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143, "Asset Retirement Obligations" (SFAS No.
143).

         SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting and establishes criteria for the separate recognition of intangible assets acquired in business combinations. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

         SFAS No. 142 establishes new accounting and reporting standards for goodwill and intangible assets. Exelon expects to adopt SFAS No. 142 as of
January 1, 2002. Under SFAS No. 142, effective January 1, 2002, goodwill recorded by Exelon will no longer be subject to amortization. After January 1, 2002, goodwill will be subject to an assessment for impairment using a fair value based test at least annually, or more frequently if events or circumstances indicate that goodwill might be impaired. An impairment loss would be reported as a reduction to goodwill and a charge to operating expense, except at the transition date, when the loss would be reflected as a cumulative effect of a change in accounting principle. As of September 30, 2001, Exelon's Condensed Consolidated Balance Sheet reflected approximately $5.5 billion in goodwill net of accumulated amortization, including $5.1 billion of net goodwill related to the merger of Unicom and PECO recorded on ComEd's Condensed Consolidated Balance Sheets, with the remainder related to Enterprises. Annual amortization of goodwill related to the merger and to Enterprises of $128 million and $23 million, respectively, is expected to be discontinued upon adoption of SFAS No. 142. Exelon is in the process of evaluating the overall impact of SFAS No. 142 on its financial statements and is unable to determine the overall impact, but the effect could be material.

         SFAS No. 143 provides accounting requirements for retirement obligations associated with tangible long-lived assets. Exelon expects to adopt SFAS No. 143 on January 1, 2003. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract or by legal construction under the doctrine of promissory estoppel. Upon adoption of SFAS No. 143, Exelon will use a cumulative-effect approach to recognize transition amounts for any existing liabilities, asset retirement costs and accumulated depreciation. Exelon is in the process of evaluating the impact of SFAS No. 143 on its financial statements.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 establishes accounting and reporting standards for both the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001 and provisions of this statement are generally applied prospectively. Exelon is in the process of evaluating the impact of SFAS No. 144 on its financial statements.


14.  CHANGE IN ACCOUNTING ESTIMATE (Exelon)
Effective April 1, 2001, Exelon changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods of up to 20 years for certain fossil stations and by 50 years for a pumped storage station. Effective July 1, 2001, the estimated service lives were extended by 20 years for the remainder of Exelon's operating nuclear stations. These changes were based on engineering and economic feasibility studies performed by Exelon considering, among other things, future capital and maintenance expenditures at these plants. As a result of the change, net income for the three and nine months ended September 30, 2001 increased $36 million ($21 million, net of income taxes) and $57 million ($34 million, net of income taxes), respectively.


15.  SUBSEQUENT EVENT (Exelon, ComEd and PECO)
On October 30, 2001, PECO issued, through a private placement, $250 million of its First and Refunding Mortgage Bonds with an interest rate of 5.95% and maturity date of November 11, 2011. Proceeds from the first mortgage bonds were used to repay $250 million aggregate principal amount of PECO's First and Refunding Mortgage Bonds having an interest rate of 5.625% and a maturity date of November 1, 2001.

         On November 5, 2001, ComEd offered to purchase for cash $250 million of its First Mortgage Bonds, with an interest rate of 9.875% and a maturity date of June 15, 2020. The tender price is based on a fixed spread of 80 basis points over the yield to maturity of the 6.5% U.S. Treasury Note due May 15, 2005. The offer will expire on November 16, 2001, unless extended or earlier terminated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

EXELON CORPORATION

GENERAL

On October 20, 2000, Exelon Corporation (Exelon) became the parent corporation of Commonwealth Edison Company (ComEd) and PECO Energy Company (PECO) as a result of the completion of the merger. The merger was accounted for using the purchase method of accounting.

         During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to Exelon Generation Company, LLC (Generation). Also, as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments, were transferred to Generation and Exelon Enterprises Company, LLC (Enterprises), respectively. Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC).

         Exelon, through subsidiaries, including PECO and ComEd, operates in three business segments:

o Energy Delivery, consisting of the retail electricity distribution and transmission businesses of ComEd in northern Illinois and PECO in southeastern Pennsylvania, and the natural gas distribution business of PECO in the Pennsylvania counties surrounding the City of Philadelphia.

o        Generation,   consisting  of  electric  generating  facilities,   power
         marketing operations and equity interests in Sithe Energies, Inc. (Sithe) and AmerGen Energy Company, LLC (AmerGen).

o Enterprises, consisting of competitive retail energy sales, energy and infrastructure services, communications and related investments. The operations of Exelon Energy for 2000 have been reclassified from Generation to Enterprises to reflect the effects of the corporate restructuring.

RESULTS OF OPERATIONS

The three and nine months ended September 30, 2000 represents the results of PECO only and does not include the effects of the October 20, 2000 merger of Unicom and PECO.

Significant Operating Trends

                             Expense Items as a Percentage of
                                 Total Operating Revenues

                                                Three Months             Nine Months
                                            Ended September 30,      Ended September 30,
                                            -------------------      -------------------
                                             2001          2000      2001           2000
                                             ----          ----      ----           ----
       Fuel and Purchased Power               40%           36%        36%           35%
       Operating and Maintenance              26%           28%        28%           30%
       Depreciation and Amortization           9%            5%        10%            6%
       Taxes Other Than Income                 4%            4%         4%            4%
                                              ---           ---        ---           ---
       Total Operating Expenses               79%           73%        78%           75%
                                              ---           ---        ---           ---

       Operating Income                       21%           27%        22%           25%
                                              ===           ===        ===           ===


Three Months Ended September 30, 2001 Compared To Three Months Ended September 30, 2000

Net Income and Earnings Per Share
Exelon's net income increased $170 million, or 73%, for the three months ended September 30, 2001, excluding the effect of an extraordinary item. Diluted earnings per share on the same basis decreased $0.10 per share, or 7%. Net income inclusive of the extraordinary item increased $171 million, or 74%, for the three months ended September 30, 2001. Diluted earnings per share on the same basis decreased $0.10 per share, or 7%. Earnings per share decreased while net income increased as a result of the relative increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization as compared to the increase in net income.

Earnings Before Interest and Income Taxes
Exelon evaluates the performance of its business segments based on earnings before interest and income taxes (EBIT). In addition to components of operating income as shown on the consolidated statements of income, EBIT includes equity in earnings (losses) of unconsolidated affiliates, and other income and expense recorded in other, net, with the exception of interest income. Operating revenues, operating expenses, depreciation and amortization and other income and expenses for each business segment in the following analyses include intercompany transactions, which are eliminated in the consolidated Exelon financial statements. To provide a more meaningful analysis of results of operations, the EBIT analyses by business segment below identify the portion of the EBIT variance that is attributable to the addition of Unicom results of operations and the portion of the variance that results from normal operations attributable to changes in components of the underlying operations of Exelon. The merger variance represents Unicom results for the three and nine months ended September 30, 2000 on a pro forma basis as if the merger and corporate restructuring occurred on January 1, 2000 as well as the effect of excluding PECO merger-related costs from Exelon's 2000 operations.

         The demand for electricity and gas services is impacted by weather conditions. Very warm weather in summer months and very cold weather in other months is referred to as "favorable weather conditions" because those weather conditions result in increased sales of electricity and gas, particularly to residential customers. Alternatively, mild weather generally reduces demand.

EBIT Contribution by Business Segment


                             Three Months                              Components of Variance
                          Ended September 30,                          ----------------------
                         -------------------                            Merger          Normal
                         2001            2000          Variance        Variance       Operations
                        ------          ------          ------          ------          ------
                                                     (In millions)
Energy Delivery          $ 704           $ 260           $ 444           $ 425           $  19
Generation                 278             292             (14)              8             (22)
Enterprises                (44)            (55)             11             (12)             23
Corporate                   (7)            (15)              8              17              (9)
                         -----           -----           -----           -----           -----
Total                    $ 931           $ 482           $ 449           $ 438           $  11
                         =====           =====           =====           =====           =====


Energy Delivery

                                          Three Months                              Components of Variance
                                       Ended September 30,                          ----------------------
                                      -------------------                            Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                     ------          ------          ------          ------          ------
                                                                  (In millions)
Operating Revenue                    $2,970          $  877          $2,093          $1,931          $  162
Operating Expense and Other           1,973             571           1,402           1,328              74
Depreciation & Amortization             293              46             247             178              69
                                     ------          ------          ------          ------          ------
EBIT                                 $  704          $  260          $  444          $  425          $   19
                                     ======          ======          ======          ======          ======

         Energy Delivery's EBIT increased $444 million for the three months ended September 30, 2001, as compared to the same period in 2000. The merger accounted for $425 million of the variance and normal operations added $19 million. The increase in EBIT from normal operations was primarily attributable to higher margins on electric sales to retail customers and lower operating and maintenance expenses, offset by increased regulatory asset amortization expense. Operations and maintenance expense for the three months ended September 30, 2001 includes employee severance charges of $18 million.

         The $162 million growth in operating revenues was attributable to increased electric revenues of $150 million and additional gas revenues of $12 million. Total kilowatthour (kWh) deliveries to retail customers increased 2.8%, however, retail revenues increased 10.3% primarily due to a 7.9% increase in the average rate per kWh. The average rate per kWh increased due to an increase in customers selecting or returning to PECO as their electric suppliers and an increase in deliveries to the residential sector, which has a higher than average rate per kWh.


Generation

                                          Three Months                              Components of Variance
                                       Ended September 30,                          ----------------------
                                      -------------------                            Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                     ------          ------          ------          ------          ------
                                                                  (In millions)
Operating Revenue                    $ 2,291          $   927       $ 1,364          $ 1,140          $   224
Operating Expense and Other            1,956              608         1,348            1,105              243
Depreciation & Amortization               57               27            30               27                3
                                     -------          -------       -------          -------          -------
EBIT                                 $   278          $   292       $   (14)         $     8          $   (22)
                                     =======          =======       =======          =======          =======

         Generation's EBIT decreased $14 million for the three months ended September 30, 2001 compared to the same period in 2000. The decrease in EBIT reflects lower margins on energy sales offset by lower operation and maintenance expenses. Volumes increased 7% reflecting increased sales to retail affiliates, however, margins on sales decreased as a result of higher purchased power costs. During the second and third quarters of 2001, Generation extended the estimated service lives of its nuclear generating stations, which reduced depreciation and decommissioning expense by $37 million in the three months ended September 30, 2001 compared to the prior year period. However, this reduction was offset by increased decommissioning expense of $35 million in the three months ended September 30, 2001 compared to the prior year period as a result of the discontinuance of regulatory accounting practices for decommissioning related to certain of the nuclear stations. In addition, EBIT reflects a $14 million increase in reserves related to the settlement of litigation regarding the proposed purchase of a minority interest in a generating facility. These decreases in EBIT were partially offset by increased equity in the earnings of AmerGen and Sithe of $20 million.

         For the three months ended September 30, 2001, Generation's sales were 54,342 gigawatthours (GWhs), of which:

         o 50% was supplied by Generation's nuclear units,
         o 41% from purchases,
         o  3% from fossil and hydro units and
         o  6% from Generation investments.

Approximately 60% of Generation's sales were to ComEd and PECO and the remaining 40% were in the wholesale market.

         During the twelve months ended September 30, 2001, Generation added 3,384 megawatts (MWs) of new capacity as follows:

         o 243 MWs through nuclear power plant uprates,
         o 84 MWs through the acquisition of an additional 3.75% of Peach Bottom Atomic Power Station (Peach Bottom),
         o 15 MWs through fossil power station uprates and
         o 3,042 MWs through additional power purchase agreements (PPAs).

Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 93.2% for the three months ended September 30, 2001 compared to 94.0% in the same 2000 period. Generation's nuclear units' production costs for the three months ended September 30, 2001 were $12.52 per MWh compared to $13.91 per MWh for the same period in 2000.


Enterprises


                                          Three Months                              Components of Variance
                                       Ended September 30,                          ----------------------
                                      -------------------                            Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                     ------          ------          ------          ------          ------
                                                                  (In millions)
Operating Revenue                    $ 529           $ 283           $ 246          $ 185           $  61
Operating Expense and Other            557             328             229            193              36
Depreciation & Amortization             16              10               6              4               2
                                     -----           -----           -----          -----           -----
EBIT                                 $ (44)          $ (55)          $  11          $ (12)          $  23
                                     =====           =====           =====          =====           =====

         Enterprises' EBIT increased $11 million for the three months ended September 30, 2001 compared to the same period in 2000. Normal operations contributed $23 million of the variance, which was partially offset by a $12 million reduction attributable to the merger. The increase in EBIT from normal operations primarily reflects $56 million of improved margins and reduced operating expenses at Exelon Energy in Pennsylvania and lower net losses by Exelon Communications' joint ventures of $4 million, partially offset by a $36 million writedown of an investment in a communications company and an $8 million gain on the sale of a communications investment in 2000.

         Enterprises' revenues increased $246 million for the three months ended September 30, 2001 compared to the same period in 2000. Normal operations contributed $61 million and the merger added $185 million. Operating revenues attributable to normal operations increased $95 million as a result of acquisitions by Exelon Infrastructure Services, Exelon Energy and Exelon Services. This increase was partially offset by lower revenues attributable to reduced operations at Exelon Energy in Pennsylvania.

         Enterprises' operating expenses and other increased $229 million for the three months ended September 30, 2001 compared to the same period in 2000. Normal operations contributed $36 million and the merger added $193 million. Operating expenses from normal operations included $93 million as a result of acquisitions made by Exelon Infrastructure Services, Exelon Energy and Exelon Services. Additionally, operating expenses and other increased by $36 million from a write-down of an investment in a communications company and by $8 million related to a gain on the sale of a communications investment in 2000, partially offset by lower operating expenses attributable to reduced operations at Exelon Energy in Pennsylvania.

         Enterprises' depreciation and amortization expense increased primarily as a result of goodwill amortization related to acquisitions by Exelon Infrastructure Services.


Other Components of Net Income

Interest Charges
Interest charges consist of interest expense and distributions on preferred securities of subsidiaries. Interest charges increased $177 million, or 150%, for the three months ended September 30, 2001. The increase was primarily attributable to $157 million from the effects of the merger and $9 million related to additional borrowings by Exelon.

Income Taxes
The effective income tax rate was 39.9% for the three months ended September 30, 2001 as compared to 37.7% in the same period in 2000. The increase in the effective income tax rate was primarily attributable to goodwill amortization associated with the merger, which is not deductible for tax purposes and a higher effective state income tax rate due to operations in Illinois subsequent to the merger.


Nine Months Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

Net Income and Earnings Per Share
Exelon's net income increased $585 million, or 113%, for the nine months ended September 30, 2001, excluding the effect of an extraordinary item and the cumulative effect of a change in accounting principle. Diluted earnings per share on the same basis increased $0.47 per share, or 16%. Net income, inclusive of an extraordinary item and the cumulative effect of a change in accounting principle, increased $577 million, or 107%, for the nine months ended September 30, 2001. Diluted earnings per share on the same basis increased $0.39 per share, or 13%. Earnings per share increased less than net income because of an increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization.

Earnings Before Interest and Income Taxes

EBIT Contribution by Business Segment


                                Nine Months                                  Components of Variance
                             Ended September 30,                             ----------------------
                            -------------------                               Merger          Normal
                            2001            2000             Variance        Variance       Operations
                           ------          ------             ------          ------          ------
                                                           (In millions)

Energy Delivery          $ 2,091           $   856           $ 1,235          $ 1,101           $   134
Generation                   697               401               296               87               209
Enterprises                  (80)              (86)                6              (24)               30
Corporate                    (19)              (23)                4               16               (12)
                         -------           -------           -------          -------           -------
Total                    $ 2,689           $ 1,148           $ 1,541          $ 1,180           $   361
                         =======           =======           =======          =======           =======


Energy Delivery


                                           Nine Months                              Components of Variance
                                       Ended September 30,                          ----------------------
                                      -------------------                            Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                     ------          ------          ------          ------          ------
                                                                  (In millions)
Operating Revenue                    $7,903          $2,496          $5,407          $4,855          $  552
Operating Expense and Other           4,985           1,513           3,472           3,072             400
Depreciation & Amortization             827             127             700             682              18
                                     ------          ------          ------          ------          ------
EBIT                                 $2,091          $  856          $1,235          $1,101          $  134
                                     ======          ======          ======          ======          ======

         Energy Delivery's EBIT increased $1,235 million in the nine months ended September 30, 2001, as compared to the same period in 2000. The merger accounted for $1,101 million of the variance and normal operations added $134 million. The increase in EBIT from normal operations reflects higher margins on retail sales, lower operating and maintenance expenses, and lower regulatory asset amortization, partially offset by higher depreciation expense.

         The $552 million growth in operating revenues was attributable to increased electric revenues of $418 million and additional gas revenues of $134 million. Although total kWh deliveries to retail customers increased 1%, retail revenues increased 6.8% primarily due to a 5.6% increase in the average rate per kWh. The average rate per kWh increased due to an increase in customers selecting or returning to PECO as their electric suppliers and an increase in deliveries to the residential sector, which has a higher than average rate per kWh. Revenues for the nine months ended September 30, 2001 include the favorable effect of the reversal of a $15 million reserve for revenue refunds to ComEd's municipal customers as the result of a Federal Energy Regulatory Commission
(FERC) ruling. The increase in gas revenues primarily relates to higher natural gas prices.

Generation

                                           Nine Months                              Components of Variance
                                       Ended September 30,                          ----------------------
                                      -------------------                            Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                     ------          ------          ------          ------          ------
                                                                  (In millions)
Operating Revenue                    $5,537          $2,087          $3,450          $2,616          $  834
Operating Expense and Other           4,616           1,596           3,020           2,452             568
Depreciation & Amortization             224              90             134              77              57
                                     ------          ------          ------          ------          ------
EBIT                                 $  697          $  401          $  296          $   87          $  209
                                     ======          ======          ======          ======          ======

         Generation's EBIT increased $296 million for the nine months ended September 30, 2001 compared to the same period in 2000. The merger accounted for $87 million of the variance. The remaining $209 million increase resulted primarily from higher margins on market and affiliate wholesale energy sales, coupled with decreased operating costs at the nuclear plants, partially offset by additional depreciation and amortization. During the first five months of 2001, Generation benefited from increases in wholesale market prices, particularly in the Pennsylvania-New Jersey-Maryland control area (PJM) and Mid-America Interconnected Network (MAIN) regions. The increase in wholesale market prices was primarily driven by significant increases in fossil fuel prices. The large concentration of nuclear generation in the Generation portfolio allowed Exelon to capture the higher prices in the wholesale market for sales to non-affiliates with minimal increase in fuel prices. Generation also benefited from higher nuclear plant output due to increased capacity factors during the nine months ended September 30, 2001. Lower operating costs are attributable to reductions in the number of employees and fewer nuclear outages in 2001 than in 2000, which offset the effect of increases in legal reserves of $30 million. In addition, Generation's EBIT benefited from an increase in equity in earnings of AmerGen and Sithe of $44 million in the nine months ended September 30, 2001 compared to the prior year period. The increase in depreciation and amortization expense primarily reflects an increase in decommissioning expense of $105 million reflecting the discontinuance of regulatory accounting practices for certain nuclear generating stations, partially offset by a $57 million reduction in depreciation and decommissioning expense attributable to the extension of estimated service lives of Generation's generating plants.

         For the nine months ended September 30, 2001, Generation's sales were 151,118 GWhs, of which:

         o 55% was supplied by Generation's nuclear units,
         o 36% from purchases,
         o  3% from fossil and hydro units and
         o  6% from Generation investments.

Approximately 60% of Generation's sales were to ComEd and PECO and the remaining 40% were in the wholesale market. Less than 2% of Generation's volume represented transactions entered into for trading purposes.

         Generation's nuclear fleet, including AmerGen, performed at a capacity factor of 94.9% for the nine months ended September 30, 2001 compared to 94.7% in the same 2000 period. Generation's nuclear units' production costs for the nine months ended September 30, 2001 were $12.40 per MWh, compared to $13.82 per MWh for the same period in 2000.

Enterprises


                                          Nine Months                               Components of Variance
                                       Ended September 30,                          ----------------------
                                      -------------------                            Merger          Normal
                                      2001            2000          Variance        Variance       Operations
                                     ------          ------          ------          ------          ------
                                                                  (In millions)

Operating Revenue                    $ 1,742        $   801           $   941          $   424           $   517
Operating Expense and Other            1,775            860               915              438               477
Depreciation & Amortization               47             27                20               10                10
                                     -------        -------           -------          -------           -------
EBIT                                 $   (80)       $   (86)          $     6          $   (24)          $    30
                                     =======        =======           =======          =======           =======

         Enterprises' EBIT increased $6 million for the nine months ended September 30, 2001 compared to the same period in 2000. Normal operations contributed $30 million of the variance, which was partially offset by a $24 million reduction attributable to the merger. The increase in EBIT from normal operations is primarily attributable to $24 million due to improved margins and reduced operating expenses at Exelon Energy in Pennsylvania and an $8 million increase from lower net losses by Exelon Communications' joint ventures. These increases were partially offset by an $8 million net writedown of investments and an $8 million gain on the sale of a communications investment in 2000.

         Enterprises' revenues increased $941 million for the nine months ended September 30, 2001 compared to the same period in 2000. Normal operations contributed $517 million and the merger added $424 million. Operating revenues attributable to normal operations increased $540 million as a result of acquisitions by Exelon Infrastructure Services, Exelon Energy and Exelon Services. This increase was partially offset by lower revenues attributable to reduced operations at Exelon Energy in Pennsylvania.

         Enterprises' operating expense and other increased $915 million for the nine months ended September 30, 2001 compared to the same period in 2000. Normal operations contributed $477 million and the merger added $438 million. Operating expenses from normal operations included $515 million as a result of acquisitions made by Exelon Infrastructure Services, Exelon Energy and Exelon Services. Additionally, operating and other expenses increased by an $8 million net writedown of investments and an $8 million gain on the sale of a communications investment in 2000. These increases were partially offset by $28 million in gains on investments, $8 million from lower net losses by Exelon Communications' joint ventures, and by reduced operations at Exelon Energy in Pennsylvania.

         Enterprises' depreciation and amortization expense increased primarily as a result of goodwill amortization related to acquisitions by Exelon Infrastructure Services, Exelon Services, and Exelon Energy.

Other Components of Net Income

Interest Charges
Interest charges increased $553 million, or 159%, for the nine months ended September 30, 2001. The increase was primarily attributable to $471 million from the effects of the merger, $50 million related to borrowings by Exelon and additional interest of $25 million as a result of the issuance of transition bonds in May 2000 to securitize a portion of PECO's stranded cost recovery.

Income Taxes
The effective income tax rate was 41.0% for the nine months ended September 30, 2001 as compared to 37.8% for the same period in 2000. The increase in the effective income tax rate was primarily attributable to goodwill amortization associated with the merger which is not deductible for tax purposes and a higher effective state income tax rate due to operations in Illinois subsequent to the merger.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2001, Exelon adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), as amended, resulting in a benefit of $20 million ($12 million, net of income taxes). On January 1, 2000, Exelon recorded a benefit of $40 million ($24 million, net of income taxes) representing the cumulative effect of a change in accounting method for nuclear outage costs by PECO in conjunction with the synchronization of accounting policies in connection with the merger.


LIQUIDITY AND CAPITAL RESOURCES

         Cash flows provided by operations for the nine months ended September 30, 2001 were $2,987 million as compared to $597 million for the same 2000 period. The increase was attributable to increased cash flow from operations of $1,665 million and changes in working capital of $725 million.

         Cash flows used in investing activities for the nine months ended September 30, 2001 were $1,583 million as compared to $593 million for the same 2000 period. The increase was attributable to additional capital expenditures of $945 million and lower Enterprises acquisitions and investments of $45 million.

         Cash flows used in financing activities were $553 million for the nine months ended September 30, 2001 as compared to $1 million for the same 2000 period. The increase in cash flows used in financing activities was primarily attributable to additional debt service of $361 million and additional payments of dividends on common stock of $317 million. The common stock dividends of $448 million cover the period from October 20, 2000, the date of the merger, through August 15, 2001.

         At September 30, 2001, Exelon's capital structure consisted of 62% of long-term debt of Exelon and subsidiaries, 33% common stock, 2% notes payable and 3% preferred securities of subsidiaries. Long-term debt included $7.0 billion of securitization debt constituting obligations of certain consolidated special purpose entities, representing 30% of capitalization.

         At September 30, 2001, Exelon had outstanding $416 million of notes payable consisting principally of commercial paper. For the nine months ended September 30, 2001, the average interest rate on notes payable was approximately 4.4%. Certain of the credit agreements to which Exelon, ComEd and PECO are a party require each of them to maintain a debt to total capitalization ratio of 65% or less (excluding securitization debt and for PECO, the receivable from parent recorded in PECO's shareholders' equity). At September 30, 2001, the debt to total capitalization ratios on that basis for Exelon, ComEd and PECO were 49%, 46%, and 35%, respectively.

         On May 8, 2001, Exelon issued $500 million of unsecured senior notes with a maturity date of May 1, 2011 and an interest rate of 6.75%. On June 11, 2001, Generation issued $700 million of unsecured senior notes with a maturity date of June 15, 2011 and an interest rate of 6.95%. The proceeds from these financings were used to repay a $1.2 billion term loan.

         During 2001, Generation issued $121 million of Pollution Control Revenue Refunding Bonds at an average variable commercial paper interest rate of 2.685% with maturities of 20 to 33 years. The proceeds from these offerings were used to retire $121 million of PECO pollution control notes with an average interest rate of 7.01%.

         On October 30, 2001, PECO issued, through a private placement, $250 million of its First and Refunding Mortgage Bonds with an interest rate of 5.95% and maturity date of November 11, 2011. Proceeds from the first mortgage bonds were used to repay $250 million aggregate principal amount of PECO's First and Refunding Mortgage Bonds, having an interest rate of 5.625% and a maturity date of November 1, 2001.

         On November 5, 2001, ComEd offered to purchase for cash $250 million of its First Mortgage Bonds, with an interest rate of 9.875% and a maturity date of June 15, 2020. The tender price is based on a fixed spread of 80 basis points over the yield to maturity of the 6.5% U.S. Treasury Note due May 15, 2005. The offer will expire on November 16, 2001, unless extended or earlier terminated.

COMMONWEALTH EDISON COMPANY

GENERAL

On October 20, 2000, ComEd became a 99.9% owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and ComEd's former parent, Unicom. Effective January 1, 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - General for information about Exelon's corporate restructuring. As a result of the merger, ComEd's consolidated financial information for the period after the merger has a different cost basis than in previous periods. Material variances caused by the different cost basis and restructuring have been disclosed where applicable. The restructuring has had a significant impact on all components of ComEd's results of operations. The estimated impact of the restructuring set forth herein reflects the effects of removing the operations related to ComEd's nuclear generating stations and obtaining energy and capacity from Generation under the terms of the PPA for the three and nine months ended September 30, 2000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Significant Operating Trends

                                                          Three Months                           Components of Variance
                                                      Ended September 30,                        ----------------------
                                                      -------------------            Restructuring        Normal
                                                     2001              2000             Impact          Operations        Total
                                                    ------            ------            ------            ------          ------
                                                                                    (In millions)
Operating Revenues                                 $ 1,919           $ 2,093           $  (162)          $   (12)       $  (174)

Fuel and Purchased Power                               954               789               189               (24)           165
Operating and Maintenance                              265               573              (292)              (16)          (308)
Depreciation and Amortization                          178               226               (80)               32            (48)
Taxes Other Than Income                                 82               139               (25)              (32)           (57)
                                                   -------           -------           -------           -------        -------
     Total Operating Expenses                        1,479             1,727              (208)              (40)          (248)
                                                   -------           -------           -------           -------        -------

Operating Income                                       440               366                46                28             74
                                                   -------           -------           -------           -------        -------

Interest Expense                                      (148)             (143)               11               (16)            (5)
Distributions on Company-Obligated
     Mandatorily Redeemable
     Preferred Securities of Subsidiary
     Trusts Holding Solely the Company's
     Subordinated Debt Securities                       (7)               (7)               --                --             --
Other, Net                                              34                67                --               (33)           (33)
                                                   -------           -------           -------           -------        -------

Income Before Income Taxes and
    Extraordinary Items                                319               283                57               (21)            36

Income Taxes                                           141                86                27                28             55
                                                   -------           -------           -------           -------        -------
Net Income Before Extraordinary Items                  178               197                30               (49)           (19)
Extraordinary Items (net of income taxes)               --                --                --                --             --
                                                   -------           -------           -------           -------        -------
Net Income                                             178               197                30               (49)           (19)
Preferred and Preference Stock Dividends                --                (1)               --                 1              1
                                                   -------           -------           -------           -------        -------
Net Income on Common Stock                         $   178           $   196           $    30           $   (48)       $   (18)
                                                   =======           =======           =======           =======        =======


Net Income
Net income decreased $68 million, or 28%, as compared to the same period in 2000, excluding the effects of restructuring and non-recurring merger costs. Net income decreased $19 million, or 10%, after reflecting the $30 million restructuring impact and $32 million of non-recurring merger costs ($19 million, net of income taxes) incurred for the three months ended September 30, 2000.

Operating Revenues
Operating revenues decreased $12 million, or 1%, for the three months ended September 30, 2001, compared to the same 2000 period, excluding the effects of restructuring. Revenues from retail customers increased $100 million, before a $25 million reduction due to a change in recording certain revenue taxes as operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation. This increase in revenues from retail customers was primarily attributable to favorable weather conditions and continued growth in residential operating revenues due to a strong housing market, partially offset by the negative effects of a slower economy on non-residential customers. Non-residential customers continue to migrate to alternative retail electric suppliers (ARES) or the power purchase option (PPO). There was also a shift from the PPO to ARES due to the higher price of PPO energy compared to the market price of ARES energy. The negative revenue impact of these shifts in customer base was offset by the increase in revenues from the higher PPO price of energy. Additionally, operating revenues were negatively affected by a $97 million decrease in sales for resale due to the expiration of wholesale contracts being offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois.

         Revenues from retail customers reflect a 3% increase in the total kWh sales for the three months ended September 30, 2001 compared to the same 2000 period. Residential sales, which increased 18%, were partially offset by a 3% decrease in non-residential sales. As of September 30, 2001, approximately 15,400 retail customers had elected to purchase energy from ARES or the PPO, compared to approximately 7,900 customers as of September 30, 2000. Delivered kWhs to such customers increased from approximately 4.2 billion to 5.1 billion, or from 17% to 21% of total quarterly retail sales.

Fuel and Purchased Power Expense
Fuel and purchased power expense decreased $24 million, or 2%, compared to the same 2000 period, excluding the effects of restructuring. The decrease in fuel and purchased power expense was primarily attributable to a decrease in MWhs purchased due to an increased number of customers purchasing energy from ARES, partially offset by an increase in the weighted average on-peak/off-peak cost per MWh.

Operating and Maintenance Expense
Operating and maintenance (O&M) expense decreased $16 million or 6% compared to the same 2000 period, excluding the effects of restructuring. The decrease in O&M expense is primarily attributable to non-recurring merger costs of $32 million in 2000, partially offset by higher administrative and general costs in 2001.

Depreciation and Amortization Expense
Depreciation and amortization expense increased $32 million, or 22%, compared to the same 2000 period, excluding the effects of restructuring. The increase in depreciation and amortization expense was attributable to goodwill amortization of $32 million.

Taxes Other Than Income
Taxes other than income decreased $32 million, or 28%, compared to the same 2000 period, excluding the effects of restructuring. The decrease in taxes other than income was primarily attributable to the effect of the change in municipal utility taxes from operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation.

Interest Charges
Interest charges consist of interest expense and provisions for distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts. Interest charges, excluding the effects of restructuring, increased $16 million, or 12%, compared to the same 2000 period. The increase was primarily attributable to increased interest accrued on estimated tax liabilities and interest on amounts due to affiliates.

Other Income and Deductions
Other income and deductions, excluding interest charges, decreased $33 million, compared to the same 2000 period. The decrease was primarily attributable to lower interest income in 2001 from an affiliate, Unicom Investment, Inc., reflecting the impact of declining interest rates and an $850 million reduction in notes receivable in the fourth quarter of 2000.

Income Taxes
The effective income tax rate was 44.2% for the three months ended September 30, 2001, compared to 30.4% for the same 2000 period. The increase in the effective tax rate was primarily attributable to goodwill amortization in 2001, which is not deductible for tax purposes, and lower investment tax credit amortization resulting from the application of purchase accounting in connection with the merger.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Significant Operating Trends

                                                           Nine Months
                                                              Ended                              Components of Variance
                                                          September 30,             -------------------------------------------
                                                   -------------------------        Restructuring        Normal
                                                     2001              2000             Impact         Operations      Total
                                                   -------           -------           -------           -------      -------
                                                                                    (In millions)
Operating Revenues                                 $ 4,895           $ 5,367           $  (512)          $    40      $  (472)

Fuel and Purchased Power                             2,149             1,585               519                45          564
Operating and Maintenance                              731             1,559              (769)              (59)        (828)
Depreciation and Amortization                          512               822              (237)              (73)        (310)
Taxes Other Than Income                                223               401               (99)              (79)        (178)
                                                   -------           -------           -------           -------      -------
     Total Operating Expenses                        3,615             4,367              (586)             (166)        (752)
                                                   -------           -------           -------           -------      -------

Operating Income                                     1,280             1,000                74               206          280
                                                   -------           -------           -------           -------      -------

Interest Expense                                      (432)             (421)               31               (42)         (11)
Distributions on Company-Obligated
     Mandatorily Redeemable Preferred
     Securities of Subsidiary Trusts
     Holding Solely the Company's
     Subordinated Debt Securities                      (22)              (22)               --                --           --
Other, Net                                              93               248                --              (155)        (155)
                                                   -------           -------           -------           -------      -------

Income Before Income Taxes and
    Extraordinary Items                                919               805               105                 9          114

Income Taxes                                           412               221                56               135          191
                                                   -------           -------           -------           -------      -------

Net Income Before Extraordinary Items                  507               584                49              (126)         (77)
Extraordinary Items (net of income taxes)               --                (4)               --                 4            4
                                                   -------           -------           -------           -------      -------
Net Income                                             507               580                49              (122)         (73)
Preferred and Preference Stock Dividends                --                (3)               --                 3            3
                                                   -------           -------           -------           -------      -------
Net Income on Common Stock                         $   507           $   577           $    49           $  (119)     $   (70)
                                                   =======           =======           =======           =======      =======


Net Income
Net income decreased $155 million, or 23%, as compared to the same period in 2000, excluding the effects of restructuring, an extraordinary item and non-recurring merger costs. Net income decreased $73 million, or 13%, after reflecting the effects of the $49 million restructuring impact, the $4 million extraordinary item, and $49 million of non-recurring merger costs ($29 million, net of income taxes) incurred for the nine months ended September 30, 2000.

Operating Revenues
Operating revenues increased $40 million, or 1%, for the nine months ended September 30, 2001 compared to the same period in 2000, excluding the effects of restructuring. Revenues from retail customers increased $106 million, before a $69 million reduction due to a change in recording certain revenue taxes as operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation. The increase in revenues from retail customers was primarily attributable to favorable weather conditions and continued growth in residential operating revenues due to a strong housing market, partially offset by the negative effects of a slower economy on non-residential customers. Non-residential customers continue to migrate to ARES or the PPO. During the third quarter, there was also a shift from the PPO to ARES due to the higher price of PPO energy compared to the market price of ARES energy. The negative revenue impact of these shifts in customer base was partially offset by the increase in revenues from the higher PPO price of energy. Additionally, operating revenues reflect a $70 million decrease in sales for resale due to the expiration of wholesale contracts being offered by ComEd from June 2000 to May 2001 to support the open access program in Illinois, partially offset by a $47 million increase in transmission service revenues and the reversal of a $15 million reserve for revenue refunds to ComEd's municipal customers as the result of a favorable FERC ruling.

         Revenues from retail customers reflect a consistent amount of total kWh sales for the nine months ended September 30, 2001 as compared to the same 2000 period. Residential sales, which increased 10%, were offset by a 2% decrease in non-residential sales. As of September 30, 2001, approximately 15,400 retail customers had elected to purchase energy from ARES or the PPO, compared to approximately 7,900 customers as of September 30, 2000. Delivered kWhs to such customers increased from approximately 10.0 billion to 13.7 billion, or from 15% to 21% of total year-to-date retail sales.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the nine months ended September 30, 2001 increased $45 million, or 2%, compared to the same period in 2000, excluding the effects of restructuring. The increase in fuel and purchased power expense was primarily attributable to increases in the weighted average on-peak/off-peak cost per MWh, partially offset by a decrease in MWhs purchased.

Operating and Maintenance Expense
O&M expense for the nine months ended September 30, 2001 decreased $59 million, or 7%, compared to the same period in 2000, excluding the effects of restructuring. The decrease in O&M expense is primarily related to non-recurring merger costs of $49 million in 2000, a decrease in customer credit and billing costs due to process improvements, and a decrease in storm restoration and service reliability costs, partially offset by higher administrative and general costs.

Depreciation and Amortization Expense
Depreciation and amortization expense decreased $73 million, or 12%, compared to the same period in 2000, excluding the effects of restructuring. Regulatory asset amortization decreased $185 million as a result of the recognition of additional amortization in the first quarter of 2000 associated with the settlement of the common stock forward purchase arrangement , partially offset by goodwill amortization of $97 million, and an increase in depreciation expense of $15 million from increased plant in service due to continued transmission and distribution capital improvements.

Taxes Other Than Income
Taxes other than income decreased $79 million, or 26%, from the same period in 2000, excluding the effects of restructuring. The decrease in taxes other than income was primarily attributable to the effect of the change in municipal utility taxes from operating revenue and tax expense to collections recorded as liabilities resulting from Illinois legislation.

Interest Charges
Interest charges increased $42 million, or 10%, compared to the same period in 2000, excluding the effects of restructuring. The increase was primarily due to increased interest accrued on estimated tax liabilities and interest due on amounts due to affiliates.

Other Income and Deductions
Other income and deductions, excluding interest charges, decreased $155 million, compared to the same period in 2000. The decrease was primarily attributable to the $113 million gain on the forward share repurchase arrangement recognized during the first quarter of 2000 and an $87 million reduction in interest income in 2001 from an affiliate, Unicom Investment, Inc., reflecting the impact of declining interest rates and an $850 million reduction in notes receivable in the fourth quarter of 2000, partially offset by the $38 million loss on the sale of Cotter Corporation, a ComEd subsidiary, recognized during the first quarter of 2000.

Income Taxes
The effective income tax rate was 44.8% for the nine months ended September 30, 2001, compared to 27.5% for the same period in 2000. The increase in the effective tax rate was primarily attributable to the effects of the gain on the forward share repurchase arrangement recorded in the first quarter of 2000, which was not recognized for tax purposes, goodwill amortization in 2001, which is not deductible for tax purposes, and lower investment tax credit amortization resulting from the application of purchase accounting in connection with the merger.

Extraordinary Items
Extraordinary charges aggregating $6 million ($4 million, net of income taxes) were incurred for the nine months ended September 30, 2000, and consisted of prepayment premiums and the write-off of unamortized deferred financing costs associated with the early retirement of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $1,044 million for the nine months ended September 30, 2001 compared to $727 million for the same nine months in 2000. The increase in cash flows was primarily attributable to a $669 million increase in working capital due to a decrease in income tax payments from the first quarter of 2000, which included tax payments related to the 1999 gain on the sale of fossil plants, partially offset by $352 million in lower cash flows from changes in operating activities other than working capital following the transfer of assets to Generation.

         Cash flows used in investing activities were $207 million for the nine months ended September 30, 2001 compared to $1,111 million for the same nine months in 2000. The decrease in cash flows used in investing activities in 2001 was attributable to a $507 million decrease in plant investment primarily as a result of the transfer of assets to Generation and a $424 million increase in proceeds from affiliates.

         Cash flows used in financing activities were $543 million for the nine months ended September 30, 2001 compared to $641 million for the same nine months in 2000. The decrease in cash flows used in financing activities in 2001 was primarily attributable to $70 million of mandatorily redeemable preferred stock retirements and $270 million in nuclear fuel principal payments in 2000 partially offset by a $229 million increase in debt service in 2001.

         Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion non-interest bearing receivable for the purpose of funding future income tax payments resulting from the collection of instrument funding charges. See ITEM
1. Financial Statements - Note 12 - Related-Party Transactions.

         At September 30, 2001, ComEd's capital structure, excluding the deduction from shareholders' equity of the $1.0 billion receivable from Exelon, consisted of 52% long-term debt, 46% of common stock, and 2% of preferred securities of subsidiaries. Long-term debt included $2.4 billion of transitional trust notes constituting obligations of certain consolidated special purpose entities representing 18% of capitalization.

         ComEd meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. ComEd, along with Exelon and PECO, entered into a $1.25 billion unsecured revolving credit facility with a group of banks. ComEd has a $200 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $200 million commercial paper program. The credit facility requires ComEd to maintain a debt to total capitalization ratio of 65% or less (excluding transitional trust notes). At September 30, 2001, ComEd's debt to total capitalization ratio on that basis was 46%. At September 30, 2001, ComEd had no short-term borrowings.

         On November 5, 2001, ComEd offered to purchase for cash $250 million of its First Mortgage Bonds, with an interest rate of 9.875% and a maturity date of June 15, 2020. The tender price is based on a fixed spread of 80 basis points over the yield to maturity of the 6.5% U.S. Treasury Note due May 15, 2005. The offer will expire on November 16, 2001, unless extended or earlier terminated.

PECO ENERGY COMPANY

GENERAL

On October 20, 2000, PECO became a wholly owned subsidiary of Exelon as a result of the transactions relating to the merger of PECO and Unicom. Effective January 1, 2001, Exelon undertook a restructuring to separate its generation and other competitive businesses from its regulated energy delivery business. See ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Exelon Corporation - General for information about Exelon's corporate restructuring. The restructuring has had a significant impact on all components of PECO's results of operations. As part of the restructuring, the non-regulated operations and related assets and liabilities previously included in PECO's Generation and Enterprises business segments were transferred to separate subsidiaries of Exelon. As a result, effective January 1, 2001, PECO operates in a single business segment, Energy Delivery, and its operations consist of its retail electricity distribution and transmission business in southeastern Pennsylvania and its natural gas distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Significant Operating Trends

                                                      Three Months
                                                          Ended                        Components of Variance
                                                        September 30,       -----------------------------------------
                                                  ----------------------    Restructuring     Normal
                                                    2001           2000         Impact       Operations        Total
                                                  -------        -------        -------        -------        -------
                                                                             (In millions)
Operating Revenues                                $ 1,051        $ 1,629        $  (752)       $   174        $  (578)

Fuel and Purchased Power                              471            576           (180)            75           (105)
Operating and Maintenance                             156            457           (324)            23           (301)
Depreciation and Amortization                         115             83            (37)            69             32
Taxes Other Than Income                                51             67            (22)             6            (16)
                                                  -------        -------        -------        -------        -------
Total Operating Expenses                              793          1,183           (563)           173           (390)
                                                  -------        -------        -------        -------        -------

Operating Income                                      258            446           (189)             1           (188)
                                                  -------        -------        -------        -------        -------

Interest Expense                                     (105)          (113)            12             (4)             8
Distributions on Company-Obligated
      Mandatorily Redeemable
     Preferred Securities of a Partnership,
     which holds Solely Subordinated
     Debentures of the Company                         (2)            (2)            --             --             --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                    --             23            (23)            --            (23)
Other, Net                                             12             23            (14)             3            (11)
                                                  -------        -------        -------        -------        -------

Income Before Income Taxes and
     Extraordinary Item                               163            377           (214)            --           (214)

Income Taxes                                           59            141            (87)             5            (82)
                                                  -------        -------        -------        -------        -------

Net Income Before Extraordinary Item                  104            236           (127)            (5)          (132)
Extraordinary Item (net of income taxes)               --             (1)            --              1              1
                                                  -------        -------        -------        -------        -------
Net Income                                            104            235           (127)            (4)          (131)
Preferred Stock Dividends                              (2)            (3)            --              1              1
                                                  -------        -------        -------        -------        -------
Net Income on Common Stock                        $   102        $   232        $  (127)       $    (3)       $  (130)
                                                  =======        =======        =======        =======        =======


Net Income
Net income decreased $4 million, or 4%, for the three months ended September 30, 2001, excluding the effects of the restructuring, as compared to the same 2000 period.

Operating Revenues
Operating revenues for the three months ended September 30, 2001 increased $174 million, or 20%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in operating revenues was attributable to higher electric revenues of $162 million and additional gas revenues of $12 million. The increase in electric revenues was primarily attributable to $142 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments, $25 million attributable to higher delivery volume and $18 million as a result of favorable weather conditions, partially offset by $22 million related to the payment of nuclear decommissioning cost recovery to Generation under an agreement effective September 2001. Total kWh sales to retail customers increased 2% compared to the same 2000 period. Small commercial and industrial sales increased 7% and residential sales increased 6%. These increases were partially offset by a decrease in large commercial and industrial sales of 2%. The increase in regulated gas revenues was primarily attributable to $32 million related to higher natural gas prices, partially offset by a decrease of $10 million attributable to lower delivery volume.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the three months ended September 30, 2001 increased $75 million, or 19%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in fuel and purchased power expense was primarily attributable to $95 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier, $26 million from increased prices related to gas and $11 million as a result of favorable weather conditions. These increases are partially offset by lower PJM ancillary charges of $55 million and a decrease of $8 million attributable to lower delivery volume related to gas.

Operating and Maintenance Expense
O&M expense for the three months ended September 30, 2001 increased $23 million, or 17%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in O&M expense was primarily attributable to $18 million of additional employee severance costs associated with the merger and $6 million of incremental costs related to a storm in the third quarter of 2001.

Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended September 30, 2001 increased $69 million, or 150%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was attributable to $60 million of additional amortization of PECO's CTC and a $9 million increase in depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Electricity Generation Customer Choice and Competition Act (Pennsylvania Competition Act).

Taxes Other Than Income
Taxes other than income for the three months ended September 30, 2001 increased $6 million, or 13%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to $3 million of additional gross receipts tax associated with higher retail electric revenue.

Interest Charges
Interest charges consist of interest expense and distributions on Company-Obligated Mandatorily Redeemable Preferred Securities of a Partnership (COMRPS). Interest charges for the three months ended September 30, 2001 increased $4 million, or 4%, as compared to the same 2000 period, excluding the effects of the restructuring.

Equity in Earnings (Losses) of Unconsolidated Affiliates
As part of the corporate restructuring, PECO's unconsolidated affiliates were transferred to Generation and Enterprises.

Other Income and Deductions
Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates for the three months ended September 30, 2001 increased by $3 million, as compared to the same 2000 period, excluding the effects of the restructuring. The increase is primarily attributable to additional interest income of $6 million in the third quarter of 2001.

Income Taxes
The effective income tax rate was 36.2% for the three months ended September 30, 2001 as compared to 37.4% for the same 2000 period. The decrease in the effective income tax rate was primarily attributable to tax benefits associated with the implementation of state tax planning strategies.

Preferred Stock Dividends
Preferred stock dividends for the three months ended September 30, 2001 were consistent with the same 2000 period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Significant Operating Trends

                                                          Nine Months
                                                             Ended                        Components of Variance
                                                          September 30,         ----------------------------------------
                                                     ----------------------     Restructuring     Normal
                                                       2001          2000          Impact       Operations        Total
                                                     -------        -------        -------        -------        -------
                                                                                (In millions)
Operating Revenues                                   $ 3,008        $ 4,366        $(1,870)       $   512        $(1,358)

Fuel and Purchased Power                               1,353          1,515           (513)           351           (162)
Operating and Maintenance                                414          1,304           (923)            33           (890)
Depreciation and Amortization                            315            244           (117)           188             71
Taxes Other Than Income                                  135            197            (60)            (2)           (62)
                                                     -------        -------        -------        -------        -------
Total Operating Expenses                               2,217          3,260         (1,613)           570         (1,043)
                                                     -------        -------        -------        -------        -------

Operating Income                                         791          1,106           (257)           (58)          (315)
                                                     -------        -------        -------        -------        -------

Interest Expense                                        (332)          (333)            41            (40)             1
Distributions on Company-Obligated
     Mandatorily Redeemable
     Preferred Securities of a Partnership,
     which holds Solely Subordinated
     Debentures of the Company                            (7)            (7)            --             --             --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                       --             26            (26)            --            (26)
Other, Net                                                30             52            (34)            12            (22)
                                                     -------        -------        -------        -------        -------

Income Before Income Taxes, Extraordinary Item
     and Cumulative Effect of a Change of
     Accounting Principle                                482            844           (276)           (86)          (362)

Income Taxes                                             171            316           (107)           (38)          (145)
                                                     -------        -------        -------        -------        -------

Net Income Before Extraordinary Item and
     Cumulative Effect of a Change of
     Accounting Principle                                311            528           (169)           (48)          (217)
Extraordinary Item (net of income taxes)                  --             (4)             4             --              4
Cumulative Effect of a Change
     of Accounting Principle                              --             24            (24)            --            (24)
                                                     -------        -------        -------        -------        -------
Net Income                                               311            548           (189)           (48)          (237)
Preferred Stock Dividends                                 (7)            (8)            --              1              1
                                                     -------        -------        -------        -------        -------
Net Income on Common Stock                           $   304        $   540        $  (189)       $   (47)       $  (236)
                                                     =======        =======        =======        =======        =======

Net Income
Net income decreased $48 million, or 13%, for the nine months ended September 30, 2001, excluding the effects of the restructuring, as compared to the same 2000 period.

Operating Revenues
Operating revenues for the nine months ended September 30, 2001 increased $512 million, or 21%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in operating revenues was attributable to higher electric revenues of $378 million and additional gas revenues of $134 million. The increase in electric revenues was primarily attributable to $350 million from customers in Pennsylvania selecting or returning to PECO as their electric generation supplier and rate adjustments, $27 million attributable to higher delivery volume, $17 million as a result of favorable weather conditions, and an $11 million settlement of competitive transition charges by a large customer. These increases were partially offset by $22 million related to the payment of nuclear decommissioning cost recovery to Generation under an agreement effective September 2001. Total kWh sales to retail customers increased by 1% compared to the same 2000 period. Residential sales and small commercial and industrial sales, which both increased 4%, were partially offset by a decrease in large commercial and industrial sales of 2%. The increase in regulated gas revenues was primarily attributable to increases of $153 million related to higher natural gas prices and $11 million as a result of favorable weather conditions, partially offset by $13 million attributable to lower delivery volume and $7 million related to the elimination of the gross receipts tax on gas sales effective July 1, 2000.

Fuel and Purchased Power Expense
Fuel and purchased power expense for the nine months ended September 30, 2001 increased $351 million, or 35%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in fuel and purchased power expense was primarily attributable to $230 million from customers in
Pennsylvania selecting or returning to PECO as their electric generation supplier, $128 million from increased prices related to gas and $18 million as a result of favorable weather conditions. These increases were partially offset by lower PJM ancillary charges of $32 million and $10 million attributable to lower delivery volume related to gas.

Operating and Maintenance Expense
O&M expense for the nine months ended September 30, 2001 increased $33 million, or 9%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase in O&M expense was primarily attributable to $18 million of additional employee severance costs associated with the merger, $12 million of incremental costs related to two storms in 2001 and $5 million associated with the write-off of excess and obsolete inventory.

Depreciation and Amortization Expense
Depreciation and amortization expense for the nine months ended September 30, 2001 increased $188 million, or 148%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to $162 million of additional amortization of PECO's CTC and a $26 million increase in depreciation expense associated with additional plant in service. The additional amortization of the CTC is in accordance with PECO's original settlement under the Pennsylvania Competition Act.

Taxes Other Than Income
Taxes other than income for the nine months ended September 30, 2001 decreased $2 million, or 1%, as compared to the same 2000 period, excluding the effects of the restructuring. The decrease was primarily attributable to the elimination of the gross receipts tax on gas sales effective July 1, 2000.

Interest Charges
Interest  charges for the nine months ended  September  30, 2001  increased  $40 million, or 14%, as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to interest of $25 million on the additional transition bonds issued in May 2000 to securitize a portion of PECO's stranded cost recovery and interest expense related to a loan from an affiliate in 2001 of $8 million.

Equity in Earnings (Losses) of Unconsolidated Affiliates
As part of the corporate restructuring, PECO's unconsolidated affiliates were transferred to Generation and Enterprises.

Other Income and Deductions
Other income and deductions excluding interest charges and equity in earnings (losses) of unconsolidated affiliates for the nine months ended September 30, 2001 increased by $12 million as compared to the same 2000 period, excluding the effects of the restructuring. The increase was primarily attributable to intercompany interest income of $10 million in the third quarter of 2001, a gain on the settlement of an interest rate swap of $6 million and the favorable settlement of a customer contract of $3 million.

Income Taxes
The effective tax rate was 35.5% for the nine months ended September 30, 2001 as compared to 37.4% for the same 2000 period. The decrease in the effective tax rate was primarily attributable to tax benefits associated with the implementation of state tax planning strategies.

Cumulative Effect of a Change in Accounting Principle
On January 1, 2000, PECO recorded a benefit of $40 million ($24 million, net of income taxes) representing the cumulative effect of a change in accounting method for nuclear outage costs in conjunction with the synchronization of accounting policies in connection with the merger.

Preferred Stock Dividends
Preferred stock dividends for the nine months ended September 30, 2001 were consistent with the same 2000 period.


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations were $719 million for the nine months ended September 30, 2001 as compared to $605 million in the same 2000 period. The increase was attributable to an increase in working capital of $337 million partially offset by less cash generated by operations of $223 million.

         Cash flows used in investing activities were $154 million for the nine months ended September 30, 2001 as compared to $593 million in the same 2000 period. The decrease was attributable to lower capital expenditures of $255 million, a decrease in other investing activities of $93 million and the acquisition of four infrastructure services businesses in 2000 of $91 million.

         Cash flows used in financing activities were $483 million for the nine months ended September 30, 2001 as compared to $9 million for the same period in 2000. The increase in cash flows used in financing activities was primarily attributable to short-term debt repayments of $161 million as compared to borrowings of $118 million in the same 2000 period and debt service including refinancings of $121 million. Cash flows from financing activities in 2001 includes $241 million of debt service. Cash flows from financing activities in 2000 include $144 million of debt service partially offset by net proceeds of $120 million from the securitization of $1 billion of stranded cost recovery in May 2000 and the use of related proceeds. These decreases were partially offset by $31 million of proceeds from the settlement of interest rate swaps.

         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable for the purpose of funding future income tax payments resulting from the collection of intangible transition charges. See
ITEM 1. Financial Statements - Note 12 - Related-Party Transactions.

         At September 30, 2001, PECO's capital structure, excluding the deduction from shareholders' equity of the $2.0 billion receivable from Exelon, consisted of 27% common equity, 3% preferred stock and COMRPS (which comprised 1% of PECO's total capitalization structure), and 70% long-term debt including transition bonds issued by PECO Energy Transition Trust (PETT). Long-term debt included $4.6 billion of transition bonds representing 53% of capitalization.

         PECO meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under bank credit facilities. PECO, along with Exelon and ComEd, entered into a $1.25 billion unsecured revolving credit facility with a group of banks. PECO has an $300 million sublimit under this 364-day credit facility and expects to use the credit facility principally to support its $300 million commercial paper program. This credit facility requires PECO to maintain a debt to total capitalization ratio of 65% or less (excluding transition bonds and the receivable from parent recorded in PECO's shareholders' equity). As a result of the corporate restructuring, at September 30, 2001, PECO's debt to total capitalization ratio on that basis was 35%. At September 30, 2001, PECO had no short-term borrowings.

         During 2001, PECO retired $121 million of its pollution control notes with proceeds from a capital contribution from Exelon.

         On October 30, 2001, PECO issued, through a private placement, $250 million of its First and Refunding Mortgage Bonds with an interest rate of 5.95% and maturity date of November 11, 2011. Proceeds from the first mortgage bonds were used to repay $250 million aggregate principal amount of PECO's First and Refunding Mortgage Bonds, having an interest rate of 5.625% and a maturity date of November 1, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EXELON

Exelon's activities expose it to a variety of market risks primarily related to the effects of changes in commodity prices and interest rates. These financial exposures are monitored and managed by Exelon as an integral part of its overall risk-management program.

         Exelon's commodity-price risk management strategy includes the use of derivatives to mitigate the potential for significant earnings and cash flow fluctuations caused by commodity-price volatility. Exelon utilizes contracts for the forward purchase and sale of energy and energy-related commodities to manage its generation and physical delivery obligations to its retail and wholesale customers. Energy option contracts and energy and energy-related swap agreements are used to mitigate the price risk associated with these forward contracts.

         Exelon's interest-rate risk management strategy includes the use of derivative instruments to minimize significant, unanticipated earnings and cash flow fluctuations caused by interest-rate volatility. Exelon uses a combination of fixed-rate and variable-rate debt to reduce interest-rate exposure. Interest-rate swaps may be used to adjust exposure when deemed appropriate, based on market conditions. These strategies are employed to minimize the cost of capital.

         By using derivative financial instruments to hedge exposures to changes in energy prices and interest rates, Exelon exposes itself to credit risk and market risk. Credit risk is the risk of a counterparty failing to perform according to contract terms. When the value of a contract is positive, the counterparty owes Exelon, which creates repayment risk for Exelon. When the value of a derivative contract is negative, Exelon owes the counterparty and, therefore, the derivative contract does not create repayment risk. Exelon minimizes the credit (or repayment) risk by (1) entering into transactions with high-quality counterparties, (2) limiting the amount of exposure to each counterparty, (3) monitoring the financial condition of its counterparties, and
(4) seeking credit enhancements to improve counterparty credit quality.

         Market risk is the effect on the value of Exelon's commitments that result from a change in interest rates or commodity prices. The market risk associated with interest-rate, energy and energy-related contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

         Exelon's derivatives activities are subject to the management, direction, and control of the corporate Risk Management Committee (RMC). The RMC is chaired by Exelon's chief risk officer and includes the chief financial officer, general counsel, treasurer, vice president of corporate planning and officers from each of the business units. The RMC reports to the board of directors on the scope of Exelon's derivative activities. The RMC (1) sets forth risk management philosophy and objectives through a corporate policy and (2) establishes procedures for control and valuation, counterparty credit approval, and the monitoring and reporting of derivative activity.

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) to establish accounting and reporting standards for derivatives. The new standard requires recognizing all derivatives as either assets or liabilities on the balance sheet at their fair value and specifies the accounting for changes in fair value depending upon the intended use of the derivative. On January 1, 2001, Exelon recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $44 million, net of income taxes, in accumulated other comprehensive income, a component of shareholders' equity to reflect the initial adoption of SFAS No. 133, as amended.

         During the three and nine months ended September 30, 2001, Exelon recognized net gains of $5 million ($3 million, net of income taxes) and $27 million ($16 million, net of income taxes), respectively, relating to mark-to-market (MTM) adjustments of certain power purchase and sale contracts pursuant to SFAS No. 133. MTM adjustments on power purchase contracts are reported in fuel and purchased power and MTM adjustments on power sale contracts are reported as operating revenues in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and nine months ended September 30, 2001, Exelon recognized net gains aggregating $4 million ($2 million, net of income taxes) and net losses aggregating $2 million ($1 million net of income taxes) on derivative instruments entered into for trading purposes. Exelon commenced financial trading in the second quarter of 2001. Gains and losses associated with financial trading are reported as other income and deductions in the Condensed Consolidated Statements of Income and Comprehensive Income. During the three and nine months ended September 30, 2001, no amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted energy commodity transactions no longer being probable. For the nine months ended September 30, 2001, $6 million ($4 million after taxes) was reclassified from accumulated other comprehensive income into earnings as a result of forecasted financing transactions no longer being probable.

PECO
Interest Rate Risk

         PECO has entered into interest rate swaps to manage interest rate exposure associated with two classes of floating rate transition bonds issued to securitize stranded cost recovery. At September 30, 2001, these interest rate swaps had a fair market value exposure of $23 million based on the present value difference between the contract and market rates at September 30, 2001.

         The aggregate fair value exposure of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point decrease in the spot yield at September 30, 2001 is estimated to be $29 million. If the derivative instruments had been terminated at September 30, 2001, this estimated fair value represents the amount to be paid by PECO to the counterparties.

         The aggregate fair value exposure of the transition bond derivative instruments that would have resulted from a hypothetical 50 basis point increase in the spot yield at September 30, 2001 is estimated to be $18 million. If the derivative instruments had been terminated at September 30, 2001, this estimated fair value represents the amount to be paid by PECO to the counterparties.

         In connection with the refinancing of a portion of PETT's two variable rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income. Also in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in net gains of $25 million which were deferred and are being amortized over the expected remaining lives of the related debt.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As previously reported in Exelon's Annual Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000 (2000 Form 10-K), ComEd requested the ICC approve the continued recovery of decommissioning costs after the transfer of ComEd's nuclear generating stations to Generation. On December 20, 2000, the ICC issued an order limiting ComEd's recovery of such costs to $73 million annually through 2006. The ICC order is under appeal by ComEd and others to the Appellate Court of Illinois for the Second Judicial District. On October 25, 2001, ComEd filed its brief in support of the appeal and argued for an additional recovery of $48 million annually to address errors made in the ICC calculations of the decommissioning costs.

         As previously reported in Exelon's 2000 Form 10-K and Exelon's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 (June 2001 Form 10-Q), on May 27, 1998, the United States Department of Justice, on behalf of the Rural Utilities Service and the Chapter 11 Trustee for the Cajun Electric Power Cooperative, Inc. (Cajun), filed an action claiming breach of contract against PECO in the United States District Court for the Middle District of Louisiana arising out of PECO's termination of the contract to purchase Cajun's interest in the River Bend nuclear power plant and seeking damages of $50 million, plus interest and consequential damages. The parties have reached a tentative settlement of the dispute, subject to court approval, which calls for Exelon to make a $14 million payment.

         As previously reported in Exelon's 2000 Form 10-K, and June 2001 Form 10-Q, three of ComEd's wholesale municipal customers filed a complaint and request for refund with FERC alleging that ComEd failed to properly adjust its rates, as provided for under the terms of the electric service contracts with the municipal customers and to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, FERC granted the complaint and directed that refunds be made, with interest. ComEd filed a request for rehearing. On April 30, 2001, FERC issued an order granting rehearing in which it determined that its 1998 order had been erroneous and that no refunds were due from ComEd to the municipal customers. On June 29, 2001, FERC denied the customers' requests for rehearing of the order granting rehearing. In August 2001, each of the three wholesale municipal customers appealed the April 30, 2001 FERC order to the federal circuit court, which consolidated the appeals for the purposes of briefing and decision.

         As previously reported in Exelon's 2000 Form 10-K and June 2001 Form 10-Q, the Illinois Department of Revenue had issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. ComEd has received an order dated October 9, 2001 from the Administrative Law Judge of the Illinois Department of Revenue Administrative Hearings Division that each and all of the Notices of Tax Liability for the years 1988 through 1997 are withdrawn and dismissed, that the protests of the taxpayer are granted, and that the Notices of Tax Liability are cancelled.

          On August 21, 2001, Midwest Generation, LLC (Midwest) filed a complaint with the ICC alleging that certain retail agreements under which ComEd supplies power to loads at Midwest's generating facilities are unjust, unreasonable and anti-competitive. Midwest is seeking an ICC order that ComEd pay refunds of approximately $25 million paid under the agreements since 1999, with interest. ComEd is contesting the complaint.

          In October 2001, FERC issued an order to show cause alleging that both PECO and the Power Team, a division of Generation, violated FERC standards of conduct and regulations claiming that PECO had inappropriately provided Power Team information on planned maintenance outages and deratings, enabling Power Team to profit by purchasing Firm Transmission Rights (FTRs) that would be affected by such outages and deratings. FERC also suggested that PECO may have operated its transmission system and taken outages and deratings to benefit Power Team. The potential remedies FERC could seek include re-evaluating Power Team's market-based authority, requiring Power Team to disgorge the profits (alleged by FERC to be $2.4 million) from the FTRs purchased, or requiring PECO to receive permission from PJM prior to initiating any outages or deratings. PECO and the Power Team maintain that there were no inappropriate communications and are contesting FERC's allegations. On October 26, 2001, Exelon, PECO, and Power Team filed a response with FERC, denying that PECO manipulated its transmission system to benefit Power Team or that PECO shared non-public information with Power Team.


ITEM 5.  OTHER INFORMATION

Exelon carries property damage, decontamination and premature decommissioning insurance for each station loss resulting from damage to its nuclear plants. In the event of an accident, insurance proceeds must first be used for reactor stabilization and site decontamination. If the decision is made to decommission the facility, a portion of the insurance proceeds will be allocated to a fund, which Exelon is required by the Nuclear Regulatory Commission (NRC) to maintain, to provide for decommissioning the facility. Exelon is unable to predict the timing of the availability of insurance proceeds to Exelon and the amount of such proceeds that would be available. Under the terms of the various insurance agreements, Exelon could be assessed up to $65 million for losses incurred at any plant insured by the insurance companies.

         Additionally, through its subsidiaries, Exelon is a member of an industry mutual insurance company that provides replacement power cost insurance in the event of a major accidental outage at a nuclear station. The premium for this coverage is subject to assessment for adverse loss experience. Exelon's maximum share of any assessment is $18 million per year.

         The insurer has proposed to increase the maximum amount that Exelon could be assessed for property damage insurance from up to $65 million to up to $130 million and for replacement power cost insurance from $18 million to $36 million. In addition, the insurer proposes, in the event that one or more acts of terrorism cause accidental property damage within a twelve month period from the first accidental property damage under one or more policies for all insureds, the maximum recovery for all such losses by all insureds be an aggregate of $3.24 billion plus such additional amounts as the insurer may recover for such losses from reinsurance, indemnity, and any other source, applicable to such losses.

         Exelon is self-insured to the extent that any losses may exceed the amount of insurance maintained. Such losses could have a material adverse effect on Exelon's financial condition and results of operations.

         As permitted by the Pennsylvania Electric Competition Act, the Pennsylvania Department of Revenue has calculated a 2002 Revenue Neutral Reconciliation (RNR) adjustment to the gross receipt tax rate in order to neutralize the impact of electric restructuring on its tax revenues. The 2002 RNR adjustment increases the gross receipt tax rate from the statutory rate of 44 mils to 60 mils, which will increase PECO's annual tax obligations by approximately $50 million per year. On October 26 2001, PECO made a tariff filing with the Pennsylvania Public Utility Commission in order to obtain rate relief from the increased gross receipts tax obligations associated with this 2002 RNR adjustment.

          On  October  18,  2001,   Generation  completed  the  purchase  of  an
additional 3.755% interest in Units 2 and 3 of Peach Bottom, representing 84 MWs, from Atlantic City Electric Co., a subsidiary of Conectiv, Inc. Total cash paid for the additional interest, including nuclear fuel, was $7 million. As part of this purchase, nuclear decommissioning funds of $27 million were also transferred to Generation. Generation is now a 50% owner of Peach Bottom.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits:

         None.

(b)      Reports on Form 8-K:

         During the three months ended September 30, 2001, Exelon filed the following Current Reports on Form 8-K:

         Date of earliest event  reported:
              July 24, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon's earnings release for the second quarter of 2001.

         Date of earliest event  reported:
              July 24, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the testimony of Exelon Corporation's Co-CEO and President John W. Rowe before the U.S. Senate Energy and Natural Resources Committee.

         Date of earliest event reported:
              August 15, 2001 reporting information under "ITEM 9. REGULATION FD DISCLOSURE" regarding a presentation to investors in Texas. The exhibits under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the slide presentation and additional information, talking points and ComEd and PECO electric sales statistics.

         Date of earliest event reported:
              August 27, 2001, as amended, reporting information under "ITEM 5. OTHER EVENTS" regarding a business plan filed with the Federal Energy Regulatory Commission describing the creation of Alliance Transmission Organization, LLC. The exhibit under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the press release issued by the Alliance Companies on August 28, 2001.

         Date of earliest event reported:
              September 27, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon's lower earnings outlook. The exhibit under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the press release concerning its earnings outlook.

         During the three months ended September 30, 2001, ComEd filed the following Current Reports on Form 8-K:

         Date of earliest event reported:
              July 24, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding the testimony of Exelon Corporation's Co-CEO and President John W. Rowe before the U.S. Senate Energy and Natural Resources Committee.

         Date of earliest event reported:
              August 15, 2001 reporting information under "ITEM 9. REGULATION FD DISCLOSURE" regarding a presentation to investors in Texas. The exhibits under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the slide presentation and additional information, talking points and ComEd and PECO electric sales statistics.

         Date of earliest event reported:
              August 27, 2001, as amended, reporting information under "ITEM 5. OTHER EVENTS" regarding a business plan filed with the Federal Energy Regulatory Commission describing the creation of Alliance Transmission Organization, LLC. The exhibit under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the press release issued by the Alliance Companies on August 28, 2001.

         Date of earliest event reported:
              September 27, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon's lower earnings outlook. The exhibit under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the press release concerning its earnings outlook.

         During the three months ended September 30, 2001, PECO filed the following Current Reports on Form 8-K:

         Date of earliest event reported:
              August 15, 2001 reporting information under "ITEM 9. REGULATION FD DISCLOSURE" regarding a presentation to investors in Texas. The exhibits under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the slide presentation and additional information, talking points and ComEd and PECO electric sales statistics.

         Date of earliest event reported:
              September 27, 2001 reporting information under "ITEM 5. OTHER EVENTS" regarding Exelon's lower earnings outlook. The exhibit under "ITEM 7. FINANCIAL STATEMENTS AND EXHIBITS" includes the press release concerning its earnings outlook.

                                   SIGNATURES

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXELON CORPORATION
                              /s/ Jean H. Gibson
                              --------------------------------
                              JEAN H. GIBSON
                              Vice President and
                              Controller
                              (Chief Accounting Officer)


                              COMMONWEALTH EDISON COMPANY
                              /s/ Robert E. Berdelle
                              --------------------------------
                              ROBERT E. BERDELLE
                              Vice President and
                              Chief Financial Officer
                              (Chief Accounting Officer)


                              PECO ENERGY COMPANY
                              /s/ Thomas P. Hill, Jr.
                              --------------------------------
                              THOMAS P. HILL, JR.
                              Vice President and
                              Chief Financial Officer
                              (Chief Accounting Officer)

Date:  November 14, 2001