Form 10-Q/A
period 2001-09-30
PECO ENERGY CO; COMMONWEALTH EDISON CO; EXELON CORP
filed 2002-01-31
CIK 78100, 22606, 1109357

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
Yes [X] No [__]

     The number of shares outstanding of each registrant's common stock as of November 2, 2001 was as follows:

     Exelon Corporation Common Stock, without par value              320,884,595
     Commonwealth Edison Company Common Stock,
         $12.50 par value                                            128,031,647
     PECO Energy Company Common Stock, without par value             170,478,507

                            TABLE OF CONTENTS



                                                                                                      Page No.
                                                                                                      --------
Explanatory Note                                                                                          3
Filing Format                                                                                             3
Forward-Looking Statements                                                                                3

PART I.   FINANCIAL INFORMATION                                                                           4
ITEM 1.   FINANCIAL STATEMENTS                                                                            4
                Exelon Corporation
                         Condensed Consolidated Statements of Income and Comprehensive Income             5
                         Condensed Consolidated Balance Sheets                                            6
                         Condensed Consolidated Statements of Cash Flows                                  8
                Commonwealth Edison Company
                         Condensed Consolidated Statements of Income and Comprehensive Income             9
                         Condensed Consolidated Balance Sheets                                           10
                         Condensed Consolidated Statements of Cash Flows                                 12
                PECO Energy Company
                         Condensed Consolidated Statements of Income and Comprehensive Income            13
                         Condensed Consolidated Balance Sheets                                           14
                         Condensed Consolidated Statements of Cash Flows                                 16
                Notes to Condensed Consolidated Financial Statements                                     17

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                                                       36
                Exelon Corporation                                                                       36
                Commonwealth Edison Company                                                              47
                PECO Energy Company                                                                      55

SIGNATURES                                                                                               63

Explanatory Note
         This amendment to Exelon Corporation's quarterly report on Form 10-Q for the quarterly period ended September 30, 2001 reflects the restatement for additional net realized and unrealized losses of Exelon Generation Company, LLC (Generation) nuclear decommissioning trust funds that were incurred prior to September 30, 2001 but not recorded. See Note 2. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.

Filing Format
         This combined Form 10-Q/A is separately being filed by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Information contained herein relating to any individual registrant has been filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

Forward-Looking Statements
         Except for the historical information contained herein, certain of the matters discussed in this Report are forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein as well as those listed in Note 8 of Notes to Condensed Consolidated Financial Statements, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Outlook" in Exelon Corporation's 2000 Annual Report, and other factors discussed in filings with the Securities and Exchange Commission by Exelon Corporation, Commonwealth Edison Company and PECO Energy Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which apply only as of the date of this Report. Exelon Corporation, Commonwealth Edison Company and PECO Energy Company undertake no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this Report.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

EXELON CORPORATION
------------------

                                             EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                             (Unaudited)
                                                (In Millions, except per share data)

                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,                 September 30,
                                                                                ------------------            -----------------
                                                                                2001           2000          2001             2000
                                                                                ----           ----          ----             ----
                                                                             (Restated)                   (Restated)
                                                                            (See Note 2.)                (See Note 2.)
OPERATING REVENUES                                                            $  4,285       $  1,629       $ 11,759       $  4,366

OPERATING EXPENSES
     Fuel and Purchased Power                                                    1,731            576          4,271          1,515
     Operating and Maintenance                                                   1,101            457          3,293          1,304
     Depreciation and Amortization                                                 369             83          1,109            244
     Taxes Other Than Income                                                       172             67            493            197
                                                                              --------       --------       --------       --------
         Total Operating Expenses                                                3,373          1,183          9,166          3,260
                                                                              --------       --------       --------       --------

OPERATING INCOME                                                                   912            446          2,593          1,106
                                                                              --------       --------       --------       --------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                             (283)          (113)          (864)          (333)
     Distributions on Preferred Securities of Subsidiaries                         (12)            (5)           (37)           (15)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net                  52             23             77             26
     Other, net                                                                    (50)            23             51             52
                                                                              --------       --------       --------       --------
         Total Other Income and Deductions                                        (293)           (72)          (773)          (270)
                                                                              --------       --------       --------       --------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                          619            374          1,820            836
INCOME TAXES                                                                       243            141            742            316
                                                                              --------       --------       --------       --------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                     376            233          1,078            520
EXTRAORDINARY ITEM (net of income taxes of $0 and $2 for the
    three months and nine months ended September 30, 2000, respectively)            --             (1)            --             (4)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (net of income taxes of $8 and $16 for the nine months ended September 30, 2001
    and 2000, respectively)                                                         --             --             12             24
                                                                              --------       --------       --------       --------

NET INCOME                                                                         376            232          1,090            540
                                                                              --------       --------       --------       --------

OTHER COMPREHENSIVE INCOME (LOSS) (net of income taxes)
     SFAS 133 Transition Adjustment                                                 --             --             44             --
     Cash Flow Hedge Fair Value Adjustment                                          13             --            (17)            --
     Unrealized Gain (Loss) on Marketable Securities                               (30)            26           (154)            22
                                                                              --------       --------       --------       --------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                            (17)            26           (127)            22
                                                                              --------       --------       --------       --------

TOTAL COMPREHENSIVE INCOME                                                    $    359       $    258       $    963       $    562
                                                                              ========       ========       ========       ========

AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Basic                                 321            170            320            175
                                                                              ========       ========       ========       ========
AVERAGE SHARES OF COMMON STOCK OUTSTANDING - Diluted                               323            172            323            176
                                                                              ========       ========       ========       ========

EARNINGS PER AVERAGE COMMON SHARE:
   BASIC:
       Income Before Extraordinary Item and Cumulative
          Effect of a Change in Accounting Principle                          $   1.17       $   1.37       $   3.36       $   2.97
       Extraordinary Item                                                           --             --             --          (0.02)
       Cumulative Effect of a Change in Accounting Principle                        --             --           0.04           0.14
                                                                              --------       --------       --------       --------
       Net Income                                                             $   1.17       $   1.37       $   3.40       $   3.09
                                                                              ========       ========       ========       ========

   DILUTED:
       Income Before Extraordinary Item and Cumulative
          Effect of a Change in Accounting Principle                          $   1.16       $   1.35       $   3.33       $   2.95
       Extraordinary Item                                                           --             --             --          (0.02)
       Cumulative Effect of a Change in Accounting Principle                        --             --           0.04           0.14
                                                                              --------       --------       --------       --------
       Net Income                                                             $   1.16       $   1.35       $   3.37       $   3.07
                                                                              ========       ========       ========       ========

DIVIDENDS PER AVERAGE COMMON SHARE                                            $   0.42       $   0.25       $   1.40       $   0.75
                                                                              ========       ========       ========       ========

                                      See Notes to Condensed Consolidated Financial Statements




                   EXELON CORPORATION AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                  (In Millions)

                                                    September 30,
                                                         2001        December 31,
                                                      (Restated)        2000
                                                    (See Note 2.)
                                                    -------------    -----------
ASSETS

CURRENT ASSETS
     Cash and Cash Equivalents                         $ 1,377        $   526
     Restricted Cash                                       221            314
     Accounts Receivable, net                            2,630          2,552
     Inventories, at average cost                          491            454
     Other                                                 494            338
                                                       -------        -------

         Total Current Assets                            5,213          4,184
                                                       -------        -------


PROPERTY, PLANT AND EQUIPMENT, NET                      13,268         12,936

DEFERRED DEBITS AND OTHER ASSETS
     Regulatory Assets                                   6,528          7,135
     Nuclear Decommissioning Trust Funds                 2,862          3,109
     Investments                                         1,616          1,583
     Goodwill, net                                       5,509          5,186
     Other                                                 544            464
                                                       -------        -------
         Total Deferred Debits and Other Assets         17,059         17,477
                                                       -------        -------

TOTAL ASSETS                                           $35,540        $34,597
                                                       =======        =======


            See Notes to Condensed Consolidated Financial Statements



                          EXELON CORPORATION AND SUBSIDIARY COMPANIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                         (In Millions)


                                                              September 30,
                                                                  2001          December 31,
                                                               (Restated)           2000
                                                              (See Note 2.)
                                                              -------------     ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes Payable                                               $    416         $  1,373
     Long-Term Debt Due within One Year                             1,188              908
     Accounts Payable                                               1,052            1,193
     Accrued Expenses                                               1,614              720
     Other                                                            454              457
                                                                 --------         --------

         Total Current Liabilities                                  4,724            4,651
                                                                 --------         --------

LONG-TERM DEBT                                                     13,385           12,958

DEFERRED CREDITS AND OTHER LIABILITIES
     Deferred Income Taxes                                          4,328            4,409
     Unamortized Investment Tax Credits                               316              330
     Nuclear Decommissioning Liability for Retired Plants           1,314            1,301
     Pension Obligation                                               537              567
     Non-Pension Postretirement Benefits Obligation                   882              819
     Spent Nuclear Fuel Obligation                                    838              810
     Other                                                            843              907
                                                                 --------         --------

         Total Deferred Credits and Other Liabilities               9,058            9,143
                                                                 --------         --------

PREFERRED SECURITIES OF SUBSIDIARIES                                  612              630

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common Stock                                                   6,943            6,890
     Deferred Compensation                                             (3)              (7)
     Retained Earnings                                                995              332
     Accumulated Other Comprehensive Income (Loss)                   (174)              --
                                                                 --------         --------

         Total Shareholders' Equity                                 7,761            7,215
                                                                 --------         --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 35,540         $ 34,597
                                                                 ========         ========


                   See Notes to Condensed Consolidated Financial Statements

                                              7

                                        EXELON CORPORATION AND SUBSIDIARY COMPANIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)
                                                       (In Millions)
                                                                                          Nine Months Ended September 30,
                                                                                          -------------------------------
                                                                                               2001
                                                                                             (Restated)          2000
                                                                                             ----------          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                                $ 1,090         $   540
     Adjustments to Reconcile Net Income to Net Cash Flows
      Provided by Operating Activities:
       Depreciation and Amortization                                                             1,481             335
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)                 (12)            (24)
       Extraordinary Item (net of income taxes)                                                     --               4
       Provision for Uncollectible Accounts                                                         74              43
       Deferred Income Taxes                                                                      (101)              8
       Deferred Energy Costs                                                                        21               6
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                               (77)            (26)
       Net Investment Income and Realized Losses on Nuclear Decommissioning Trust Funds             34              --
       Other Operating Activities                                                                  (13)            (29)
     Changes in Working Capital:
       Accounts Receivable                                                                        (142)            (20)
       Repurchase of Accounts Receivable                                                            --             (50)
       Inventories                                                                                  41             (26)
       Accounts Payable, Accrued Expenses and Other Current Liabilities                            546             (61)
       Other Current Assets                                                                         27            (103)
                                                                                               -------         -------

Net Cash Flows provided by Operating Activities                                                  2,969             597
                                                                                               -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                        (1,380)           (435)
     Acquisitions - Enterprises, net of cash acquired                                              (39)            (91)
     Other Investing Activities                                                                   (146)            (67)
                                                                                               -------         -------

Net Cash Flows used in Investing Activities                                                     (1,565)           (593)
                                                                                               -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of Long-Term Debt                                                                  2,126           1,017
     Retirement of Long-Term Debt                                                               (1,433)           (545)
     Change in Short-Term Debt                                                                    (957)            118
     Dividends on Common Stock                                                                    (448)           (131)
     Change in Restricted Cash                                                                      93              62
     Proceeds from Stock Option Exercises                                                           52              17
     Redemption of Preferred Securities of Subsidiaries                                            (18)            (19)
     Other Financing Activities                                                                     32             (24)
     Common Stock Repurchase                                                                        --            (496)
                                                                                               -------         -------

Net Cash Flows used in Financing Activities                                                       (553)             (1)
                                                                                               -------         -------


INCREASE IN CASH AND CASH EQUIVALENTS                                                              851               3
                                                                                               -------         -------


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   526              55
                                                                                               -------         -------


CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                     $ 1,377         $    58
                                                                                               =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:
     Regulatory Asset Fair Value Adjustment                                                    $   347              --
     Purchase Accounting Estimate Adjustments                                                  $    63              --


                                  See Notes to Condensed Consolidated Financial Statements

                                                             8

COMMONWEALTH EDISON COMPANY
---------------------------

                              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                   (Unaudited)
                                                  (In Millions)

                                                               Three Months Ended            Nine Months Ended
                                                                 September 30,                 September 30,
                                                               ------------------            -----------------
                                                              2001            2000          2001           2000
                                                              ----            ----          ----           ----
OPERATING REVENUES                                          $ 1,919   |    $ 2,093       $ 4,895    |   $ 5,367
                                                                      |                             |
OPERATING EXPENSES                                                    |                             |
     Fuel and Purchased Power                                   954   |        789         2,149    |     1,585
     Operating and Maintenance                                  265   |        573           731    |     1,559
     Depreciation and Amortization                              178   |        226           512    |       822
     Taxes Other Than Income                                     82   |        139           223    |       401
                                                            -------   |    -------       -------    |   -------
                                                                      |                             |
         Total Operating Expenses                             1,479   |      1,727         3,615    |     4,367
                                                            -------   |    -------       -------    |   -------
                                                                      |                             |
OPERATING INCOME                                                440   |        366         1,280    |     1,000
                                                            -------   |    -------       -------    |   -------
                                                                      |                             |
OTHER INCOME AND DEDUCTIONS                                           |                             |
     Interest Expense                                          (148)  |       (143)         (432)   |      (421)
     Distributions on Company-Obligated                               |                             |
       Mandatorily Redeemable Preferred Securities of                 |                             |
       Subsidiary Trusts Holding Solely the Company's                 |                             |
       Subordinated Debt Securities                              (7)  |         (7)          (22)   |       (22)
     Other, net                                                  34   |         67            93    |       248
                                                            -------   |    -------       -------    |   -------
                                                                      |                             |
         Total Other Income and Deductions                     (121)  |        (83)         (361)   |      (195)
                                                            -------   |    -------       -------    |   -------
                                                                      |                             |
INCOME BEFORE INCOME TAXES AND                                        |                             |
 EXTRAORDINARY ITEMS                                            319   |        283           919    |       805
INCOME TAXES                                                    141   |         86           412    |       221
                                                            -------   |    -------       -------    |   -------
INCOME BEFORE EXTRAORDINARY ITEMS                               178   |        197           507    |       584
EXTRAORDINARY ITEMS (net of income taxes of                           |                             |
    $2 for the nine months ended September 30, 2000)             --   |         --            --    |        (4)
                                                            -------   |    -------       -------    |   -------
                                                                      |                             |
NET INCOME                                                      178   |        197           507    |       580
     Preferred and Preference Stock Dividends                    --   |         (1)           --    |        (3)
                                                            -------   |    -------       -------    |   -------
NET INCOME ON COMMON STOCK                                  $   178   |    $   196       $   507    |   $   577
                                                            =======   |    =======       =======    |   =======
                                                                      |                             |
COMPREHENSIVE INCOME                                                  |                             |
     Net Income                                             $   178   |    $   197       $   507    |   $   580
     Other Comprehensive Income (net of income taxes):                |                             |
       Unrealized Gain (Loss) on Marketable Securities           (1)  |         (3)           (5)   |        (2)
                                                            -------   |    -------       -------    |   -------
TOTAL COMPREHENSIVE INCOME                                  $   177   |    $   194       $   502    |   $   578
                                                            =======   |    =======       =======    |   =======


                            See Notes to Condensed Consolidated Financial Statements

                                                       9

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

                                               11

                               COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                   (In Millions)

                                                                                  Nine Months Ended September 30,
                                                                                  -------------------------------
                                                                                        2001            2000
                                                                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                        $   507    |     $   580
     Adjustments to Reconcile Net Income to Net Cash Flows                                        |
        Provided by Operating Activities:                                                         |
       Depreciation and Amortization                                                       512    |         945
       Extraordinary Items (net of income taxes)                                            --    |           4
       Gain on Forward Share Arrangement                                                    --    |        (113)
       Provision for Uncollectible Accounts                                                 31    |          30
       Reversal of Provision for Revenue Refund                                            (15)   |          --
       Deferred Income Taxes                                                                26    |        (200)
       Midwest Independent System Operator Exit Fees                                       (36)   |          --
       Early Retirement and Separation Program                                              --    |          10
       Other Operating Activities                                                           36    |         157
     Changes in Working Capital:                                                                  |
       Accounts Receivable                                                                 (80)   |         (32)
       Inventories                                                                          25    |         (18)
       Accounts Payable, Accrued Expenses, and Other Current Liabilities                   338    |        (688)
       Change in Receivables and Payables to Affiliates, net                              (303)   |          --
       Other Current Assets                                                                  3    |          52
                                                                                       -------    |     -------
Net Cash Flows provided by Operating Activities                                          1,044    |         727
                                                                                       -------    |     -------
                                                                                                  |
CASH FLOWS FROM INVESTING ACTIVITIES                                                              |
     Investment in Plant                                                                  (616)   |      (1,123)
     Plant Removals, net                                                                   (15)   |          (7)
     Contributions to Nuclear Decommissioning Trust Funds                                   --    |         (40)
     Change in Receivables from Affiliates                                                 424    |          --
     Other Investments                                                                      --    |          51
     Other Investing Activities                                                             --    |           8
                                                                                       -------    |     -------
Net Cash Flows used in Investing Activities                                               (207)   |      (1,111)
                                                                                       -------    |     -------
                                                                                                  |
CASH FLOWS FROM FINANCING ACTIVITIES                                                              |
     Change in Short-Term Debt                                                              --    |         273
     Issuance of Long-Term Debt                                                             --    |         450
     Retirement of Long-Term Debt                                                         (260)   |        (754)
     Common Stock Repurchases                                                               --    |        (153)
     Retirement of Mandatorily Redeemable Preferred Stock                                   --    |         (70)
     Preferred Stock Redemptions                                                            --    |          (2)
     Change in Restricted Cash                                                              (5)   |         213
     Dividends on Common and Preferred Stock                                              (278)   |        (261)
     Nuclear Fuel Principal Payments                                                        --    |        (270)
     Common Stock Repurchase Arrangement                                                    --    |         (67)
                                                                                       -------    |     -------
Net Cash Flows used in Financing Activities                                               (543)   |        (641)
                                                                                       -------    |     -------
                                                                                                  |
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           294    |      (1,025)
                                                                                                  |
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           141    |       1,255
                                                                                       -------    |     -------
                                                                                                  |
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $   435    |     $   230
                                                                                       =======    |     =======
                                                                                                  |
                                                                                                  |
SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:                    |
       Net Assets Transferred as a Result of Restructuring, net of Note Payable        $ 1,307    |          --
       Contribution of Receivable from Parent                                          $ 1,062    |          --
       Purchase Accounting Estimate Adjustments                                        $    63    |          --
       Regulatory Asset Fair Value Adjustment                                          $   347    |          --
       Retirement of Treasury Shares                                                   $ 2,023    |          --
       Deferred Tax on Fossil Plant Sale                                                    --    |     $ 1,094
       Settlement of Common Share Repurchase Arrangement                                    --    |     $   993

                             See Notes to Condensed Consolidated Financial Statements



PECO ENERGY COMPANY
-------------------

                                          PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                              CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                                           (Unaudited)
                                                          (In Millions)

                                                                               Three Months Ended            Nine Months Ended
                                                                                   September 30,               September 30,
                                                                               ------------------            -----------------
                                                                                2001          2000          2001          2000
                                                                                ----          ----          ----          ----
OPERATING REVENUES                                                            $ 1,051       $ 1,629       $ 3,008       $ 4,366

OPERATING EXPENSES
     Fuel and Purchased Power                                                     471           576         1,353         1,515
     Operating and Maintenance                                                    156           457           414         1,304
     Depreciation and Amortization                                                115            83           315           244
     Taxes Other Than Income                                                       51            67           135           197
                                                                              -------       -------       -------       -------

         Total Operating Expenses                                                 793         1,183         2,217         3,260
                                                                              -------       -------       -------       -------

OPERATING INCOME                                                                  258           446           791         1,106
                                                                              -------       -------       -------       -------

OTHER INCOME AND DEDUCTIONS
     Interest Expense                                                            (105)         (113)         (332)         (333)
     Distributions on Company-Obligated Mandatorily Redeemable Preferred
        Securities of a Partnership, which holds Solely
        Subordinated Debentures of the Company                                     (2)           (2)           (7)           (7)
     Equity in Earnings (Losses) of Unconsolidated Affiliates, net                 --            23            --            26
     Other, net                                                                    12            23            30            52
                                                                              -------       -------       -------       -------

         Total Other Income and Deductions                                        (95)          (69)         (309)         (262)
                                                                              -------       -------       -------       -------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         163           377           482           844
INCOME TAXES                                                                       59           141           171           316
                                                                              -------       -------       -------       -------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                                    104           236           311           528
EXTRAORDINARY ITEM (net of income taxes of $0 and $2 for the three
     months and nine months ended, respectively)                                   --            (1)           --            (4)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRINCIPLE  (net of income taxes of $16)                                        --            --            --            24
                                                                              -------       -------       -------       -------

NET INCOME                                                                        104           235           311           548
     Preferred Stock Dividends                                                     (2)           (3)           (7)           (8)
                                                                              -------       -------       -------       -------
NET INCOME ON COMMON STOCK                                                    $   102       $   232       $   304       $   540
                                                                              =======       =======       =======       =======

COMPREHENSIVE INCOME
     Net Income                                                               $   104       $   235       $   311       $   548
     Other Comprehensive Income (net of income tax):
        SFAS 133 Transition Adjustment                                             --            --            40            --
        Cash Flow Hedge Fair Value Adjustment                                     (10)           --           (20)           --
        Unrealized Gain (Loss) on Marketable Securities                            --            26            --            22
                                                                              -------       -------       -------       -------
         Total Other Comprehensive Income (Loss)                                  (10)           26            20            22
                                                                              -------       -------       -------       -------

TOTAL COMPREHENSIVE INCOME                                                    $    94       $   261       $   331       $   570
                                                                              =======       =======       =======       =======


                                    See Notes to Condensed Consolidated Financial Statements

                                                               13

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
                                                             ========         ========


                 See Notes to Condensed Consolidated Financial Statements

                                            15

                                           PECO ENERGY COMPANY AND SUBSIDIARY COMPANIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                          (In Millions)
                                                                                                 Nine Months Ended September 30,
                                                                                                 -------------------------------
                                                                                                      2001            2000
                                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income                                                                                     $   311         $   548
     Adjustments to Reconcile Net Income to Net Cash Flows
        Provided by Operating Activities:
       Depreciation and Amortization                                                                    315             335
       Cumulative Effect of a Change in Accounting Principle (net of income taxes)                       --             (24)
       Extraordinary Item (net of income taxes)                                                          --               4
       Provision for Uncollectible Accounts                                                              37              43
       Deferred Income Taxes                                                                            (49)              8
       Deferred Energy Costs                                                                             14               6
       Equity in (Earnings) Losses of Unconsolidated Affiliates, net                                     --             (26)
       Other Operating Activities                                                                        14             (29)
     Changes in Working Capital:
       Accounts Receivable                                                                              (51)            (20)
       Repurchase of Accounts Receivable                                                                 --             (50)
       Inventories                                                                                      (21)            (26)
       Accounts Payable, Accrued Expenses and Other Current Liabilities                                  55             (61)
     Change in Receivables and Payables to Affiliates, net                                              129              --
       Other Current Assets                                                                             (35)           (103)
                                                                                                    -------         -------

Net Cash Flows provided by Operating Activities                                                         719             605
                                                                                                    -------         -------


CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in Plant                                                                               (180)           (435)
     Exelon Infrastructure Services Acquisitions, net of cash acquired                                   --             (91)
     Other Investing Activities                                                                          26             (67)
                                                                                                    -------         -------

Net Cash Flows used in Investing Activities                                                            (154)           (593)
                                                                                                    -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES
     Change in Short-Term Debt                                                                         (161)            118
     Change in Receivable and Payable to Affiliates, net                                                (16)             --
     Issuance of Long-Term Debt                                                                         805           1,017
     Retirement of Long-Term Debt                                                                    (1,167)           (545)
     Common Stock Repurchase                                                                             --            (496)
     Contribution from Parent                                                                           121              --
     Change in Restricted Cash                                                                           98              62
     Dividends on Preferred and Common Stock                                                           (176)           (139)
     Retirement of Mandatorily Redeemable Preferred Stock                                               (18)            (19)
     Proceeds from Exercise of Stock Options                                                             --              17
     Proceeds on Settlement of Interest Rate Swap Agreements                                             31              --
     Other Financing Activities                                                                          --             (24)
                                                                                                    -------         -------


Net Cash Flows used in Financing Activities                                                            (483)             (9)
                                                                                                    -------         -------


INCREASE IN CASH AND CASH EQUIVALENTS                                                                    82               3

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                         49              55

CASH TRANSFERRED IN RESTRUCTURING                                                                       (31)             --
                                                                                                    -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                          $   100         $    58
                                                                                                    =======         =======

SUPPLEMENTAL CASH FLOW INFORMATION Noncash Investing and Financing Activities:
     Net Assets Transferred as a Result of Restructuring, net of Receivables from Affiliates        $ 1,577              --
     Contribution of Receivable from Parent                                                         $ 1,983              --

                                     See Notes to Condensed Consolidated Financial Statements

                                                               16

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

ComEd
         ComEd was the principal subsidiary of Unicom Corporation (Unicom) prior to the merger with Exelon. See Note 3- Merger. The merger was accounted for using the purchase method of accounting. The effects of the purchase method are reflected on the financial statements of ComEd as of the merger date. Accordingly, the financial statements presented for the period after the merger reflect a new basis of accounting. ComEd's Condensed Consolidated Statements of Income and Comprehensive Income and Condensed Consolidated Statements of Cash Flows are separated by a bold black line to indicate the different basis of accounting existing in each of the periods presented.


2.   RESTATEMENT (Exelon)
In January 2002, Exelon discovered that its September 30, 2001 financial statements required a restatement for additional net realized and unrealized losses on investments of Generation's nuclear decommissioning trust funds that were incurred prior to September 30, 2001 but not recorded.

The following tables show the items that have been restated on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2001 and the Condensed Consolidated Balance Sheets as of September 30, 2001:

Condensed Consolidated Statements of Income and Comprehensive Income Three Months Ended September 30, 2001

                                                       As Previously
                                                          Reported          Restatements        As Restated
                                                          --------          ------------        -----------
Other, net                                                      $2                ($52)               ($50)
Income Taxes                                                  $268                ($25)               $243
Net Income                                                    $403                ($27)               $376
Unrealized Gain (Loss) on Marketable Securities                $14                ($44)               ($30)
Total Comprehensive Income                                    $430                ($71)               $359
Basic Earnings Per Common Share                              $1.26              ($0.09)              $1.17
Diluted Earnings Per Common Share                            $1.25              ($0.09)              $1.16

Condensed Consolidated Statements of Income and Comprehensive Income Nine Months Ended September 30, 2001

                                                       As Previously
                                                          Reported          Restatements         As Restated
                                                          --------          ------------         -----------
Other, net                                                    $103                ($52)                $51
Income Taxes                                                  $767                ($25)               $742
Net Income                                                  $1,117                ($27)             $1,090
Unrealized Gain (Loss) on Marketable Securities              ($110)               ($44)              ($154)
Total Comprehensive Income                                  $1,034                ($71)               $963
Basic Earnings Per Common Share Before
    Extraordinary Item and Cumulative Effect of
    Change in Accounting Principle                           $3.45              ($0.09)              $3.36
Basic Earnings Per Common Share                              $3.49              ($0.09)              $3.40
Diluted Earnings Per Common Share Before
    Extraordinary Item and Cumulative Effect of
    Change in Accounting Principle                           $3.42              ($0.09)              $3.33
Diluted Earnings Per Common Share                            $3.46              ($0.09)              $3.37


Condensed Consolidated Balance Sheets at September 30, 2001

                                                       As Previously
                                                          Reported          Restatements         As Restated
                                                          --------          ------------         -----------
Nuclear Decommissioning Trust Funds                         $3,002               ($140)             $2,862
Total Assets                                               $35,680               ($140)            $35,540
Accrued Expenses                                            $1,607                  $7              $1,614
Deferred Income Taxes                                       $4,404                ($76)             $4,328
Retained Earnings                                           $1,022                ($27)               $995
Accumulated Other Comprehensive Income                       ($130)               ($44)              ($174)

3.   MERGER (Exelon)
On October 20, 2000, Exelon became the parent corporation of ComEd and PECO as a result of the completion of the transactions contemplated by an Agreement and Plan of Exchange and Merger, as amended, among PECO, Unicom and Exelon. Pursuant to the merger, Exelon became the owner of all of the common stock of PECO, Unicom ceased to exist and Unicom's subsidiaries, including ComEd, became subsidiaries of Exelon. The merger was accounted for using the purchase method of accounting. Exelon's results of operations include Unicom's results of operations since October 20, 2000.

         Selected unaudited pro forma combined results of operations of Exelon for the three and nine months ended September 30, 2000, assuming the merger occurred on January 1, 2000, are as follows:

                                                           Three Months        Nine Months
                                                              Ended               Ended
                                                           September 30,       September 30,
                                                              2000                 2000
                                                           -------------       -------------
         Operating revenue                                   $3,845               $10,033
         Net income                                            $412                $1,035
         Net income per common share (basic)                  $1.29                 $3.24
         Net income per common share (diluted)                $1.27                 $3.20

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

The following table provides a reconciliation of the reserve for employee severance associated with the merger:

         Employee severance reserve as of October 20, 2000              $ 149
         Additional employee severance reserve                             55
                                                                        -----
         Adjusted employee severance reserve                              204
         Payments to employees (October 2000-September 2001)              (51)
                                                                        -----
         Employee severance reserve as of September 30, 2001            $ 153
                                                                        =====

         Approximately 3,500 Unicom and PECO positions have been identified to be eliminated as a result of the merger. Exelon has terminated 1,081 employees as of September 30, 2001, of which 271 were terminated during the three months ended September 30, 2001. The remaining 2,419 positions are expected to be eliminated by the end of 2002.


4.   CORPORATE RESTRUCTURING (Exelon, ComEd and PECO)
During January 2001, Exelon undertook a corporate restructuring to separate its generation and other competitive businesses from its regulated energy delivery businesses at ComEd and PECO. As part of the restructuring, the generation-related operations and assets and liabilities of ComEd were transferred to Exelon Generation Company, LLC (Generation). Also as part of the restructuring, the non-regulated operations and related assets and liabilities of PECO, representing PECO's Generation and Enterprises business segments, were transferred to Generation and Exelon Enterprises Company, LLC (Enterprises), respectively. Additionally, certain operations and assets and liabilities of ComEd and PECO were transferred to Exelon Business Services Company (BSC). As a result, effective January 1, 2001, the operations of ComEd consist of its retail electricity distribution and transmission business in northern Illinois and the operations of PECO consist of its retail electricity distribution and transmission business in southeastern Pennsylvania, and its natural gas distribution business in the Pennsylvania counties surrounding the City of Philadelphia.

         The corporate restructuring had the following effect on the Condensed Consolidated Balance Sheets of ComEd and PECO:

                                                         ComEd               PECO
                                                         -----               ----
         Decrease in Assets:
         -------------------
         Current Assets                                  ($376)            ($1,085)
         Property, Plant and Equipment, net               (782)             (1,212)
         Investments                                      (104)             (1,262)
         Other Noncurrent Assets                        (2,623)               (431)


         (Increase) Decrease in Liabilities:
         -----------------------------------
         Current Liabilities                                794               1,581
         Long-Term Debt                                      --                 205
         Deferred Income Taxes                                8                (451)
         Other Noncurrent Liabilities                     2,226               1,003
                                                         ------             -------
              Net Assets Transferred                      ($857)            ($1,652)
                                                         ======             =======


         Consideration, based on the net book value of the net assets transferred, was as follows:

                                                              ComEd               PECO
                                                              -----               ----
         Treasury Stock Received                             $1,307             $    --
         Return of Capital                                       --               1,577
         Note (Payable)/Receivable -  Affiliates               (450)                 75
                                                             ------             -------
                                                             $  857             $ 1,652
                                                             ======             =======

         Selected unaudited pro forma results of operations of ComEd and PECO for the three and nine months ended September 30, 2000, assuming the merger and corporate restructuring occurred as of January 1, 2000, are presented as follows:

                                 Three months ended      Nine months ended
                                 September 30, 2000      September 30, 2000
                                 ------------------      ------------------
                                 ComEd         PECO      ComEd        PECO
                                 -----         ----      -----        ----
         Operating revenues      $1,931        $877      $4,855      $2,496
         Operating income          $407        $264      $1,013        $866
         Net income                $207        $113        $550        $363

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


5.  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE (Exelon and PECO)
On January 1, 2001, Exelon recognized a non-cash gain of $12 million, net of income taxes, in earnings and deferred a non-cash gain of $44 million, net of income taxes, in accumulated other comprehensive income, a component of shareholders' equity, to reflect the initial adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended. SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at their fair value through earnings, with special accounting permitted for certain qualifying hedges.

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


6.  EARNINGS PER SHARE (Exelon)
Diluted earnings per share are calculated by dividing net income by the weighted average shares of common stock outstanding, including shares issuable upon exercise of stock options outstanding under Exelon's stock option plans considered to be common stock equivalents. The following table shows the effect of these stock options on the weighted average number of shares outstanding used in calculating diluted earnings per share (in millions):

                                              Three Months Ended      Nine Months Ended
                                                 September 30,         September 30,
                                                 -------------         -------------
                                                2001       2000       2001       2000
                                                ----       ----       ----       ----
Average common shares outstanding                321        170        320        175
Assumed exercise of stock options                  2          2          3          1
                                                 ---        ---        ---        ---
Average diluted common shares outstanding        323        172        323        176
                                                 ===        ===        ===        ===


7.  SEGMENT INFORMATION (Exelon)
Exelon operates in three business segments: Energy Delivery, Generation and Enterprises. Energy Delivery consists of the operations of ComEd and PECO. Exelon's segment information as of September 30, 2001 and December 31, 2000 and for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 is as follows:

                   Three Months Ended September 30, 2001 as compared to
                   ----------------------------------------------------
                           Three Months Ended September 30, 2000
                           -------------------------------------

                                                            Corporate and
                  Energy                                     Intersegment
                 Delivery     Generation     Enterprises     Eliminations    Consolidated
                 --------     ----------     -----------     ------------    ------------
Revenues:
     2001        $ 2,970        $ 2,291        $   529         $(1,505)        $ 4,285
     2000        $   877        $   927        $   283         $  (458)        $ 1,629

EBIT (a):
     2001        $   704        $   278        $   (44)        $    (7)        $   931
     2000        $   260        $   292        $   (55)        $   (15)        $   482

                         Nine Months Ended September 30, 2001 as compared to
                         ---------------------------------------------------
                                 Nine Months Ended September 30, 2000
                                 ------------------------------------

                                                                        Corporate and
                              Energy                                     Intersegment
                             Delivery     Generation     Enterprises     Eliminations   Consolidated
                             --------     ----------     -----------     ------------   ------------
Revenues:
  2001                       $ 7,903        $ 5,537        $ 1,742         $(3,423)        $11,759
  2000                       $ 2,496        $ 2,087        $   801         $(1,018)        $ 4,366
EBIT (a):
  2001                       $ 2,091        $   697        $   (80)        $   (19)        $ 2,689
  2000                       $   856        $   401        $   (86)        $   (23)        $ 1,148


Total Assets:
  September 30, 2001
    (Restated)               $27,726        $ 7,197        $ 1,634         $(1,017)        $35,540
  December 31, 2000          $27,424        $ 5,734        $ 2,277         $  (838)        $34,597

(a) EBIT - consists of operating income, equity in earnings (losses) of unconsolidated affiliates, and other income and expenses recorded in other, net, with the exception of interest income. Net interest income and investment losses for the three months ended September 30, 2001 was a loss of $17 million, resulting from investment losses, as compared to income of $10 million in the same 2000 period. Interest income remained flat at $32 million for the nine months ended September 30, 2001 and 2000.

         The operations of Exelon Energy Company (Exelon Energy), Exelon's competitive retail generation supplier, for 2000 have been reclassified from Generation to Enterprises to reflect the corporate restructuring. See Note 4-Corporate Restructuring.


8.  COMMITMENTS AND CONTINGENCIES (Exelon, ComEd and PECO)
For information regarding capital commitments and nuclear decommissioning and spent fuel storage see the Commitments and Contingencies Note in the Consolidated Financial Statements of Exelon, ComEd and PECO for the year ended December 31, 2000.

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

Energy Commitments
         As of September 30, 2001, Exelon had long-term commitments relating to the net purchase and sale of energy, capacity and transmission rights from unaffiliated utilities and others as expressed in the following tables:

                       Net              Net      Transmission
                     Energy          Purchased       Rights
                      Sales          Capacity      Purchases
                      -----          --------      ---------
         2001        $   267         $   137        $    36
         2002            460             871             35
         2003            371             917             32
         2004            228             923             25
         2005            128             437             25
         Thereafter      (90)          4,710             80
                     -------         -------        -------
         Total       $ 1,364         $ 7,995        $   233
                     =======         =======        =======

         See Note 4 - Corporate Restructuring, for information about ComEd's and PECO's PPAs with Generation.

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

9.  PENSION AND POSTRETIREMENT BENEFIT OBLIGATIONS (ComEd and PECO)
ComEd
         As part of Exelon's corporate restructuring, approximately 5,500 ComEd employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, ComEd's pension and non-pension postretirement benefits obligations were reduced by $143 million and $172 million, respectively, as of January 1, 2001.

PECO
         As part of Exelon's corporate restructuring, approximately 3,200 PECO employees were transferred to Generation, BSC and Enterprises. As a result of the transfer, PECO's pension and non-pension postretirement benefits obligations were reduced by $96 million and $284 million, respectively, as of January 1, 2001.

ComEd's and PECO's plan assets and funded status of the plans as of December 31, 2000, after reflecting the effect of these transfers, are as follows:

                                                               ComEd                            PECO
                                                     --------------------------      --------------------------
                                                                          Other                           Other
                                                      Pension    Postretirement       Pension    Postretirement
                                                     Benefits          Benefits      Benefits          Benefits
                                                     --------          --------      --------          --------
Net Benefit Obligation at December 31, 2000           $ 2,220         $   539         $   998         $   410
                                                      =======         =======         =======         =======
Fair Value of Plan Assets at December 31, 2000        $ 1,987         $   352         $ 1,380         $   121
                                                      =======         =======         =======         =======

Funded Status at December 31, 2000                    $  (233)        $  (187)        $   382         $  (289)
Unrecognized net actuarial (gain) loss                     91              42            (441)             16
Unrecognized prior service cost                            --              --              35              --
Unrecognized net transition obligation (asset)
                                                           --              --              (9)             56
Miscellaneous adjustments                                  --               2              --              --
                                                      -------         -------         -------         -------
   Net amount recognized at December 31, 2000         $  (142)        $  (143)        $   (33)        $  (217)
                                                      =======         =======         =======         =======
Amounts recognized in the consolidated balance
   sheets consist of:
   Prepaid benefit cost                                                               $    70         $     2
   Accrued benefit cost                                                                  (103)           (219)
                                                                                      -------         -------
Net amount recognized at December 31, 2000                                            $   (33)        $  (217)
                                                                                      =======         =======

10.  DECOMMISSIONING AND SPENT FUEL STORAGE (Exelon, ComEd and PECO)
The obligation for decommissioning Exelon's nuclear facilities and the related trust fund assets were transferred from ComEd and PECO to Generation concurrently with the transfer of the generating plants and the related NRC operating licenses as of January 1, 2001. Additionally, obligations for spent nuclear fuel disposal, and provisions for nuclear insurance were assumed by Generation under terms and conditions commensurate with those previously borne by ComEd and PECO.

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

         In December 2000, the ICC issued an order, effective upon the transfer of the nuclear plants to Generation, authorizing ComEd to recover $73 million annually from customers during the first four years of the six-year term of the PPA between ComEd and Generation. See Note 4- Corporate Restructuring. Up to $73 million annually can also be collected in 2005 and 2006, depending on the portion of the output of the former ComEd nuclear stations that ComEd purchases from Generation. Under the ICC order, subsequent to 2006, there would be no further collection for decommissioning costs from customers. All amounts collected from customers must be remitted to Generation for deposit into the related trust funds. The ICC order also provides that any surplus trust funds after ComEd's former nuclear stations are decommissioned must be refunded to ComEd's customers. The ICC order has been appealed to the Illinois Appellate Court by ComEd and other parties.

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


11.  LONG-TERM DEBT (Exelon and PECO)
On March 1, 2001, PECO Energy Transition Trust (PETT), a Delaware business trust and a wholly owned subsidiary of PECO, refinanced $805 million of floating rate Series 1999-A Transition Bonds through the issuance by PETT of fixed-rate transition bonds (Series 2001-A Transition Bonds). Approximately 72% of the Class A-3 and 70% of the Class A-5 Series 1999-A Transition Bonds were redeemed. The Series 2001-A Transition Bonds are non-callable, fixed-rate securities with an interest rate of 6.52%. The Series 2001-A Transition Bonds have an expected final payment date of September 1, 2010 and a termination date of December 31, 2010. The transition bonds are solely obligations of PETT, secured by intangible transition property sold by PECO to PETT concurrently with the issuance of transition bonds and certain other related collateral.

         In 1999, PECO entered into interest rate swaps relating to the Class A-3 and Class A-5 Series 1999-A Transition Bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.65%. PECO also entered into forward starting interest rate swaps relating to these two classes of floating rate transition bonds in the aggregate notional amount of $1.1 billion with an average interest rate of 6.01%. In connection with the refinancing of a portion of the two floating rate series of transition bonds in the first quarter of 2001, PECO settled $318 million of a forward starting interest rate swap resulting in a $6 million gain which is reflected in other income and deductions due to the transaction no longer being probable. See Note 5 - Cumulative Effect of a Change in Accounting Principle. Also, in connection with the refinancing, PECO settled a portion of the interest rate swaps and the remaining portion of the forward starting interest rate swaps resulting in gains of $25 million, which were deferred and are being amortized over the expected remaining lives of the related debt.

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

12.  SALE OF ACCOUNTS RECEIVABLE  (Exelon and PECO)
PECO is party to an agreement with a financial institution under which it can sell or finance with limited recourse an undivided interest, adjusted daily, in up to $225 million of designated accounts receivable until November 2005. As of September 30, 2001, PECO had sold a $225 million interest in accounts receivable, consisting of a $169 million interest in accounts receivable which PECO accounted for as a sale under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a Replacement of FASB Statement No. 125" and a $56 million interest in special-agreement accounts receivable which were accounted for as a long-term note payable. PECO retains the servicing responsibility for these receivables. The agreement requires PECO to maintain the $225 million interest, which, if not met, requires PECO to deposit cash in order to satisfy such requirements. At September 30, 2001, PECO met this requirement and was not required to make any cash deposits.


13.  RELATED-PARTY TRANSACTIONS (Exelon, ComEd and PECO)
Exelon
         In August 2001, Exelon recorded a $150 million note receivable from Sithe Energies, Inc. (Sithe), an equity method investment of Generation. Sithe used the proceeds from the note to repay subordinated debt. The note has a maturity date of August 20, 2004 and an interest rate of the eurodollar rate, plus 2.25%. For the three and nine month periods ended September 30, 2001, Exelon recorded $1 million of interest income on the note.

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

         In connection with the transfer of the generation assets in the corporate restructuring, ComEd entered into a PPA with Generation. See Note 4 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the three and nine months ended September 30, 2001 were $948 million and $2,141 million, respectively.

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

         In connection with the transfer of the generation assets in the corporate restructuring, PECO entered into a PPA with Generation. See Note 4 - Corporate Restructuring. Intercompany power purchases pursuant to the PPA for the three and nine months ended September 30, 2001 were $364 million and $872 million, respectively.

         Effective January 1, 2001, upon the corporate restructuring, PECO receives a variety of corporate support services from BSC, including legal, human resources, financial and information technology services. Such services, provided at cost including applicable overhead, were $18 million and $56 million, for the three and nine months ended September 30, 2001, respectively.


14.  NEW ACCOUNTING PRONOUNCEMENTS (Exelon, ComEd and PECO)
During the third quarter of 2001, the Financial Accounting Standards Board
(FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" (SFAS No. 141), No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) and No. 143, "Asset Retirement Obligations" (SFAS No.
143).

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

15.  CHANGE IN ACCOUNTING ESTIMATE (Exelon)
Effective April 1, 2001, Exelon changed its accounting estimates related to the depreciation and decommissioning of certain generating stations. The estimated service lives were extended by 20 years for three nuclear stations, by periods of up to 20 years for certain fossil stations and by 50 years for a pumped storage station. Effective July 1, 2001, the estimated service lives were extended by 20 years for the remainder of Exelon's operating nuclear stations. These changes were based on engineering and economic feasibility studies performed by Exelon considering, among other things, future capital and maintenance expenditures at these plants. As a result of the change, net income for the three and nine months ended September 30, 2001 increased $36 million ($21 million, net of income taxes) and $57 million ($34 million, net of income taxes), respectively.

16.  SUBSEQUENT EVENT (Exelon, ComEd and PECO)
On October 30, 2001, PECO issued, through a private placement, $250 million of its First and Refunding Mortgage Bonds with an interest rate of 5.95% and maturity date of November 11, 2011. Proceeds from the first mortgage bonds were used to repay $250 million aggregate principal amount of PECO's First and Refunding Mortgage Bonds having an interest rate of 5.625% and a maturity date of November 1, 2001.

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

EXELON CORPORATION
------------------

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
                                             ===        ===        ===        ===


Three Months Ended September 30, 2001 (As Restated) Compared To Three Months Ended September 30, 2000

Net Income and Earnings Per Share
Exelon's net income increased $143 million, or 61%, for the three months ended September 30, 2001, excluding the effect of an extraordinary item. Diluted earnings per share on the same basis decreased $0.19 per share, or 14%. Net income inclusive of the extraordinary item increased $144 million, or 62%, for the three months ended September 30, 2001. Diluted earnings per share on the same basis decreased $0.19 per share, or 14%. Earnings per share decreased while net income increased as a result of the relative increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization as compared to the increase in net income.

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

EBIT Contribution by Business Segment

                                              Three Months                                   Components of Variance
                                           Ended September 30,                            -----------------------------
                                       -------------------------                             Merger            Normal
                                        2001              2000            Variance          Variance         Operations
                                        ----              ----            --------          --------         ----------
                                                                       (In millions)
Energy Delivery                         $ 704             $ 260             $ 444             $ 425             $  19
Generation                                278               292               (14)                8               (22)
Enterprises                               (44)              (55)               11               (12)               23
Corporate                                  (7)              (15)                8                17                (9)
                                        -----             -----             -----             -----             -----
Total                                   $ 931             $ 482             $ 449             $ 438             $  11
                                        =====             =====             =====             =====             =====


Energy Delivery

                                             Three Months                                     Components of Variance
                                         Ended September 30,                               ----------------------------
                                      --------------------------                             Merger            Normal
                                        2001              2000            Variance          Variance         Operations
                                        ----              ----            --------          --------         ----------
                                                                        (In millions)

Operating Revenue                      $2,970            $  877            $2,093            $1,931            $  162
Operating Expense and Other             1,973               571             1,402             1,328                74
Depreciation & Amortization               293                46               247               178                69
                                       ------            ------            ------            ------            ------
EBIT                                   $  704            $  260            $  444            $  425            $   19
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


Generation

                                              Three Months                                        Components of Variance
                                           Ended September 30,                                   ----------------------------
                                      ----------------------------                                Merger              Normal
                                         2001               2000             Variance            Variance          Operations
                                         ----               ----             --------            --------          ----------
                                                                             (In millions)
Operating Revenue                      $ 2,291            $   927            $ 1,364             $ 1,140            $   224
Operating Expense and Other              1,956                608              1,348               1,105                243
Depreciation & Amortization                 57                 27                 30                  27                  3
                                       -------            -------            -------             -------            -------
EBIT                                   $   278            $   292            $   (14)            $     8            $   (22)
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


Enterprises

                                             Three Months                                   Components of Variance
                                          Ended September 30,                             --------------------------
                                      --------------------------                           Merger            Normal
                                       2001               2000            Variance        Variance         Operations
                                       ----               ----            --------        --------         ----------
                                                                       (In millions)
Operating Revenue                      $ 529             $ 283             $ 246            $ 185             $  61
Operating Expense and Other              557               328               229              193                36
Depreciation & Amortization               16                10                 6                4                 2
                                       -----             -----             -----            -----             -----
EBIT                                   $ (44)            $ (55)            $  11            $ (12)            $  23
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

Interest Income
Interest income is recorded in other, net on the Condensed Consolidated Statements of Income and Comprehensive Income but is excluded from the calculation of EBIT. Interest income decreased by $27 million from income of $10 million to a loss of $17 million due to net realized losses of $43 million on the nuclear decommissioning trust funds, offset by increased income of $16 million, primarily from the investments of Unicom Investment, Inc. (Unicom Investment).

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


Nine Months Ended September 30, 2001 As Restated Compared To Nine Months Ended September 30, 2000

Net Income and Earnings Per Share
Exelon's net income increased $558 million, or 107%, for the nine months ended September 30, 2001, excluding the effect of an extraordinary item and the cumulative effect of a change in accounting principle. Diluted earnings per share on the same basis increased $0.38 per share, or 13%. Net income, inclusive of an extraordinary item and the cumulative effect of a change in accounting principle, increased $550 million, or 102%, for the nine months ended September 30, 2001. Diluted earnings per share on the same basis increased $0.30 per share, or 10%. Earnings per share increased less than net income because of an increase in the weighted average shares of common stock outstanding as a result of the issuance of common stock in connection with the merger, partially offset by the repurchase of common stock with the proceeds from PECO's May 2000 stranded cost recovery securitization.

Earnings Before Interest and Income Taxes

EBIT Contribution by Business Segment

                                              Nine Months                                      Components of Variance
                                          Ended September 30,                               ---------------------------
                                        -----------------------                              Merger           Normal
                                        2001              2000            Variance          Variance         Operations
                                        ----              ----            --------          --------         ----------
                                                                       (In millions)
Energy Delivery                       $ 2,091           $   856           $ 1,235           $ 1,101           $   134
Generation                                697               401               296                87               209
Enterprises                               (80)              (86)                6               (24)               30
Corporate                                 (19)              (23)                4                16               (12)
                                      -------           -------           -------           -------           -------
Total                                 $ 2,689           $ 1,148           $ 1,541           $ 1,180           $   361
                                      =======           =======           =======           =======           =======

Energy Delivery

                                              Nine Months                                      Components of Variance
                                          Ended September 30,                               ---------------------------
                                        ----------------------                               Merger           Normal
                                        2001              2000            Variance          Variance         Operations
                                        ----              ----            --------          --------         ----------
                                                                       (In millions)
Operating Revenue                      $7,903            $2,496            $5,407            $4,855            $  552
Operating Expense and Other             4,985             1,513             3,472             3,072               400
Depreciation & Amortization               827               127               700               682                18
                                       ------            ------            ------            ------            ------
EBIT                                   $2,091            $  856            $1,235            $1,101            $  134
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

Generation

                                              Nine Months                                      Components of Variance
                                          Ended September 30,                              ----------------------------
                                        ------------------------                             Merger            Normal
                                         2001             2000            Variance          Variance         Operations
                                         ----             ----            --------          --------         ----------
                                                                       (In millions)
Operating Revenue                      $5,537            $2,087            $3,450            $2,616            $  834
Operating Expense and Other             4,616             1,596             3,020             2,452               568
Depreciation & Amortization               224                90               134                77                57
                                       ------            ------            ------            ------            ------
EBIT                                   $  697            $  401            $  296            $   87            $  209
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

Enterprises

                                                Nine Months                                           Components of Variance
                                            Ended September 30,                                   ----------------------------
                                         ------------------------                                  Merger             Normal
                                         2001                2000               Variance          Variance          Operations
                                         ----                ----               --------          --------          ----------
                                                                             (In millions)
Operating Revenue                      $ 1,742             $   801             $   941            $   424             $   517
Operating Expense and Other              1,775                 860                 915                438                 477
Depreciation & Amortization                 47                  27                  20                 10                  10
                                       -------             -------             -------            -------             -------
EBIT                                   $   (80)            $   (86)            $     6            $   (24)            $    30
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

Interest Income
Interest income is recorded in other, net on the Condensed Consolidated Statements of Income and Comprehensive Income, but is excluded from the calculation of EBIT. Interest income remained flat at $32 million, due to net realized losses of $35 million on the nuclear decommissioning trust funds offset by increased income of $35 million, primarily from the investments of Unicom Investment.

Income Taxes
The effective income tax rate was 41% for the nine months ended September 30, 2001 as compared to 37.8% for the same period in 2000. The increase in the effective income tax rate was primarily attributable to goodwill amortization associated with the merger which is not deductible for tax purposes and a higher effective state income tax rate due to operations in Illinois subsequent to the merger.

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


LIQUIDITY AND CAPITAL RESOURCES

Cash flows provided by operations for the nine months ended September 30, 2001 were $2,969 million as compared to $597 million for the same 2000 period. The increase was attributable to increased cash flow from operations of $1,647 million and changes in working capital of $725 million.

         Cash flows used in investing activities for the nine months ended September 30, 2001 were $1,565 million as compared to $593 million for the same 2000 period. The increase was attributable to additional capital expenditures of $927 million and lower Enterprises acquisitions and investments of $45 million.

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

COMMONWEALTH EDISON COMPANY
---------------------------

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Significant Operating Trends

                                                      Three Months
                                                          Ended                          Components of Variance
                                                       September 30,          ------------------------------------------
                                                 ------------------------     Restructuring       Normal
                                                   2001            2000           Impact        Operations         Total
                                                   ----            ----           ------        ----------         -----
                                                                              (In millions)
Operating Revenues                               $ 1,919         $ 2,093         $  (162)        $   (12)        $  (174)

Fuel and Purchased Power                             954             789             189             (24)            165
Operating and Maintenance                            265             573            (292)            (16)           (308)
Depreciation and Amortization                        178             226             (80)             32             (48)
Taxes Other Than Income                               82             139             (25)            (32)            (57)
                                                 -------         -------         -------         -------         -------
     Total Operating Expenses                      1,479           1,727            (208)            (40)           (248)
                                                 -------         -------         -------         -------         -------

Operating Income                                     440             366              46              28              74
                                                 -------         -------         -------         -------         -------

Interest Expense                                    (148)           (143)             11             (16)             (5)
Distributions on Company-Obligated
     Mandatorily Redeemable
     Preferred Securities of Subsidiary
     Trusts Holding Solely the Company's
     Subordinated Debt Securities                     (7)             (7)             --              --              --
Other, Net                                            34              67              --             (33)            (33)
                                                 -------         -------         -------         -------         -------

Income Before Income Taxes and
    Extraordinary Items                              319             283              57             (21)             36

Income Taxes                                         141              86              27              28              55
                                                 -------         -------         -------         -------         -------
Net Income Before Extraordinary Items                178             197              30             (49)            (19)
Extraordinary Items (net of income taxes)             --              --              --              --              --
                                                 -------         -------         -------         -------         -------
Net Income                                           178             197              30             (49)            (19)
Preferred and Preference Stock Dividends              --              (1)             --               1               1
                                                 -------         -------         -------         -------         -------
Net Income on Common Stock                       $   178         $   196         $    30         $   (48)        $   (18)
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

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Significant Operating Trends

                                                      Nine Months
                                                         Ended                            Components of Variance
                                                     September 30,            -------------------------------------------
                                                 ----------------------       Restructuring       Normal
                                                   2001           2000            Impact        Operations          Total
                                                   ----           ----            ------        ----------          -----
                                                                              (In millions)

Operating Revenues                               $ 4,895         $ 5,367         $  (512)        $    40         $  (472)

Fuel and Purchased Power                           2,149           1,585             519              45             564
Operating and Maintenance                            731           1,559            (769)            (59)           (828)
Depreciation and Amortization                        512             822            (237)            (73)           (310)
Taxes Other Than Income                              223             401             (99)            (79)           (178)
                                                 -------         -------         -------         -------         -------
     Total Operating Expenses                      3,615           4,367            (586)           (166)           (752)
                                                 -------         -------         -------         -------         -------

Operating Income                                   1,280           1,000              74             206             280
                                                 -------         -------         -------         -------         -------

Interest Expense                                    (432)           (421)             31             (42)            (11)
Distributions on Company-Obligated
     Mandatorily Redeemable
     Preferred Securities of Subsidiary
     Trusts Holding Solely the Company's
     Subordinated Debt Securities                    (22)            (22)             --              --              --
Other, Net                                            93             248              --            (155)           (155)
                                                 -------         -------         -------         -------         -------

Income Before Income Taxes and
    Extraordinary Items                              919             805             105               9             114

Income Taxes                                         412             221              56             135             191
                                                 -------         -------         -------         -------         -------

Net Income Before Extraordinary Items                507             584              49            (126)            (77)
Extraordinary Items (net of income taxes)             --              (4)             --               4               4
                                                 -------         -------         -------         -------         -------
Net Income                                           507             580              49            (122)            (73)
Preferred and Preference Stock Dividends              --              (3)             --               3               3
                                                 -------         -------         -------         -------         -------
Net Income on Common Stock                       $   507         $   577         $    49         $  (119)        $   (70)
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

         Effective January 1, 2001, Exelon contributed to ComEd a $1.0 billion non-interest bearing receivable for the purpose of funding future income tax payments resulting from the collection of instrument funding charges. See ITEM
1. Financial Statements - Note 13 - Related-Party Transactions.

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

PECO ENERGY COMPANY
-------------------

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Significant Operating Trends

                                                         Three Months
                                                            Ended                            Components of Variance
                                                        September 30,            -----------------------------------------
                                                   ------------------------      Restructuring       Normal
                                                     2001            2000          Impact         Operations         Total
                                                     ----            ----          ------         ----------         -----
                                                                                (In millions)

Operating Revenues                                 $ 1,051         $ 1,629         $  (752)        $   174         $  (578)

Fuel and Purchased Power                               471             576            (180)             75            (105)
Operating and Maintenance                              156             457            (324)             23            (301)
Depreciation and Amortization                          115              83             (37)             69              32
Taxes Other Than Income                                 51              67             (22)              6             (16)
                                                   -------         -------         -------         -------         -------
Total Operating Expenses                               793           1,183            (563)            173            (390)
                                                   -------         -------         -------         -------         -------

Operating Income                                       258             446            (189)              1            (188)
                                                   -------         -------         -------         -------         -------

Interest Expense                                      (105)           (113)             12              (4)              8
Distributions on Company-Obligated
      Mandatorily Redeemable
     Preferred Securities of a Partnership,
     which holds Solely Subordinated
     Debentures of the Company                          (2)             (2)             --              --              --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                     --              23             (23)             --             (23)
Other, Net                                              12              23             (14)              3             (11)
                                                   -------         -------         -------         -------         -------

Income Before Income Taxes and
     Extraordinary Item                                163             377            (214)             --            (214)

Income Taxes                                            59             141             (87)              5             (82)
                                                   -------         -------         -------         -------         -------

Net Income Before Extraordinary Item                   104             236            (127)             (5)           (132)
Extraordinary Item (net of income taxes)                --              (1)             --               1               1
                                                   -------         -------         -------         -------         -------
Net Income                                             104             235            (127)             (4)           (131)
Preferred Stock Dividends                               (2)             (3)             --               1               1
                                                   -------         -------         -------         -------         -------
Net Income on Common Stock                         $   102         $   232         $  (127)        $    (3)        $  (130)
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

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Significant Operating Trends

                                                            Nine Months
                                                               Ended                          Components of Variance
                                                            September 30,          ------------------------------------------
                                                        ---------------------      Restructuring      Normal
                                                        2001           2000           Impact        Operations          Total
                                                        ----           ----           ------        ----------          -----
                                                                                   (In millions)

Operating Revenues                                    $ 3,008         $ 4,366         $(1,870)        $   512         $(1,358)

Fuel and Purchased Power                                1,353           1,515            (513)            351            (162)
Operating and Maintenance                                 414           1,304            (923)             33            (890)
Depreciation and Amortization                             315             244            (117)            188              71
Taxes Other Than Income                                   135             197             (60)             (2)            (62)
                                                      -------         -------         -------         -------         -------
Total Operating Expenses                                2,217           3,260          (1,613)            570          (1,043)
                                                      -------         -------         -------         -------         -------

Operating Income                                          791           1,106            (257)            (58)           (315)
                                                      -------         -------         -------         -------         -------

Interest Expense                                         (332)           (333)             41             (40)              1
Distributions on Company-Obligated
     Mandatorily Redeemable
     Preferred Securities of a Partnership,
     which holds Solely Subordinated
     Debentures of the Company                             (7)             (7)             --              --              --
Equity in Earnings (Losses) of
     Unconsolidated Affiliates, Net                        --              26             (26)             --             (26)
Other, Net                                                 30              52             (34)             12             (22)
                                                      -------         -------         -------         -------         -------

Income Before Income Taxes, Extraordinary Item
     and Cumulative Effect of a Change of
     Accounting Principle                                 482             844            (276)            (86)           (362)

Income Taxes                                              171             316            (107)            (38)           (145)
                                                      -------         -------         -------         -------         -------

Net Income Before Extraordinary Item and
     Cumulative Effect of a Change of
     Accounting Principle                                 311             528            (169)            (48)           (217)
Extraordinary Item (net of income taxes)                   --              (4)              4              --               4
Cumulative Effect of a Change
     of Accounting Principle                               --              24             (24)             --             (24)
                                                      -------         -------         -------         -------         -------
Net Income                                                311             548            (189)            (48)           (237)
Preferred Stock Dividends                                  (7)             (8)             --               1               1
                                                      -------         -------         -------         -------         -------
Net Income on Common Stock                            $   304         $   540         $  (189)        $   (47)        $  (236)
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

         Effective January 1, 2001, Exelon contributed to PECO a $2.0 billion non-interest bearing receivable for the purpose of funding future income tax payments resulting from the collection of intangible transition charges. See
ITEM 1. Financial Statements - Note 13 - Related-Party Transactions.

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

                                   SIGNATURES
                                   ----------

         Pursuant to requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              EXELON CORPORATION
                              /s/ Jean H. Gibson
                              --------------------------
                              JEAN H. GIBSON
                              Vice President and
                              Controller
                              (Chief Accounting Officer)


                              COMMONWEALTH EDISON COMPANY
                              /s/ Robert E. Berdelle
                              --------------------------
                              ROBERT E. BERDELLE
                              Vice President and
                              Chief Financial Officer
                              (Chief Accounting Officer)


                              PECO ENERGY COMPANY
                              /s/ Thomas P. Hill, Jr.
                              --------------------------
                              THOMAS P. HILL, JR.
                              Vice President and
                              Chief Financial Officer
                              (Chief Accounting Officer)

Date:  January 31, 2002