Form 10-K/A
period 2012-12-31
PECO ENERGY CO
filed 2013-04-30
CIK 78100

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter; State of Incorporation; Address of Principal Executive Offices; and Telephone Number	IRS Employer Identification Number
000-16844	PECO ENERGY COMPANY (a Pennsylvania corporation) P.O. Box 8699 2301 Market Street Philadelphia, Pennsylvania 19101-8699 (215) 841-4000	23-0970240

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
PECO ENERGY COMPANY:
Cumulative Preferred Stock, without par value: $4.68 Series, $4.40 Series, $4.30 Series and $3.80 Series	New York

Trust Receipts of PECO Energy Capital Trust III, each representing a 7.38% Cumulative Preferred Security, Series D, $25 stated value, issued by PECO Energy Capital, L.P. and unconditionally guaranteed by PECO Energy Company

New York

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

PECO Energy Company	Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

PECO Energy Company	Yes ☐	No ☒

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated	Accelerated	Non-Accelerated	Small Reporting Company
PECO Energy Company			✓

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

PECO Energy Company	Yes ☐	No ☒

The estimated aggregate market value of the voting and non-voting common equity held by nonaffiliates of each registrant as of June 30, 2012 was as follows:

PECO Energy Company Common Stock, without par value	None

The number of shares outstanding of each registrant’s common stock as of January 31, 2013 was as follows:

PECO Energy Company Common Stock, without par value	170,478,507

Documents Incorporated by Reference

None

Explanatory Note

This Form 10-K/A amends Items 10, 11, 12, 13 and 14 and includes exhibits under Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2012 filed by PECO Energy Company (PECO) on February 21, 2013. In that Report, PECO’s 2013 information statement was incorporated by reference. As a result of the transaction described below, PECO will not file an information statement as it will not hold an annual meeting of shareholders. Accordingly, Items 10, 11, 12, 13 and 14 of PECO’s Form 10-K are being amended via this Form 10-K/A, as well as Exhibits 31-7 and 31-8 under Item 15.

On March 25, 2013, PECO issued a press release announcing that it had issued a notice of redemption for all of the outstanding shares of its preferred stock, effective May 1, 2013.

This Form 10-K/A does not amend or update any other information set forth in the Form 10-K originally filed by PECO on February 21, 2013.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Craig L. Adams, Age 60. President and Chief Executive Officer of PECO since March 12, 2012. Previously, he served as the Senior Vice President and Chief Operating Officer of PECO from 2007 to 2012, as the Senior Vice President and Chief Supply Officer, Exelon Business Services Company from 2004 to 2007 and Senior Vice President, Exelon Energy Delivery Support Services from 2002 to 2004.

Christopher M. Crane, Age 54. Mr. Crane has served as a director and the chair of the PECO board since 2012. Mr. Crane is President and Chief Executive Officer of Exelon Corporation since March 12, 2012. Previously, he served as President and Chief Operating Officer, Exelon; President and Chief Operating Officer, Exelon Generation since 2008. Mr. Crane has served as a director of Aleris International Inc. since 2010 (manufacture and sale of aluminum rolled and extruded products), where he serves on the compensation committee and as the chair of the nominating and corporate governance committee. He is a member of the executive committee of the Edison Electric Institute and the board of directors of the Institute of Nuclear Power Operations, the industry organization promoting the highest levels of safety and reliability in nuclear plant operation.

M. Walter D’Alessio, Age 79. Mr. D’Alessio has served as a director of PECO since 2007. Principle of NorthMarq Advisors, LLC (a real estate consulting group), a position that he has held since January 2012. Prior to that, he was the Chairman and CEO of Legg Mason Real Estate Services, Inc. (1982 - 2003), Vice Chairman of NorthMarq Capital (a real estate investment banking firm) from 2003-11, and Senior Managing Director of NorthMarq Advisors, LLC from 2003 to 2011. Also Chairman of the Board of Directors of Brandywine Realty Trust, where he has been a trustee since 1996, and chair of Independence Blue Cross, where he has been a director since 1991, a director of the Federal Home Loan Bank Board of Pittsburgh from 2008 through 2010, and a director of Pennsylvania Real Estate Investment Trust since 2005. He was also a director of Exelon from 2000 through 2012. Mr. D’Alessio is a leader in the Philadelphia business community and has knowledge of the greater Philadelphia metropolitan area and economic trends in the region, particularly with respect to real estate development.

Nelson A. Diaz, Age 65. Mr. Diaz has served as a director of PECO since 2007. Contract partner at Dilworth Paxson, a Philadelphia-based regional law firm. Previously he was Of Counsel to Cozen O’Connor, from May 2007 through June 2011 and a partner of the law firm Blank Rome LLP from March 2004 through May 2007 and from February 1997 through December 2001. He also served as City Solicitor of the City of Philadelphia from December 2001 through January 2004, as Judge of the Court of Common Pleas, First Judicial District of Pennsylvania (1981 - 1993), and as General Counsel, United States Department of Housing and Urban Affairs, from 1993 to 1997. He is also a director of Exelon. Judge Diaz’s legal and governmental experience at the federal level and in a city and state where PECO’s business is conducted has enabled him to contribute to the board on matters related to federal, state and local regulation and public policy. In addition, Judge Diaz’s Puerto Rican heritage adds diversity to the PECO board.

Rosemarie B. Greco, Age 67. Ms. Greco has served as a director of PECO since July 23, 2007. Founding principal of GRECOVentures Ltd. (a private management consulting firm). Served as Senior Adviser to the Governor of Pennsylvania-Health Care Reform until January 2011; director of the Governor’s Office of Health Care Reform for the Commonwealth of Pennsylvania from January 2003 through December 2008. Formerly President of CoreStates Financial Corporation and Former Director, President and CEO of CoreState Bank N.A. She was also a director of Sunoco, Inc. from 1998 through 2011, a trustee of Pennsylvania Real Estate Investment Trust from 1997 through 2011 and from June 2012 to the present, and a trustee of SEI I Mutual Funds, a subsidiary of SEI Investments, Co., since 1999. She was also a director of Exelon from 2000 through 2012. Her experience in the banking industry in Philadelphia has given her insight into the needs of the bank’s clients, who are also customers of PECO. Ms. Greco’s role as a female executive has brought diversity to PECO’s board, and she has contributed to PECO’s diversity initiatives. Her experience as a CEO with responsibility for overseeing the quality of operations is a useful background for her work on operational issues at PECO.

Charisse R. Lillie, Age 61. Ms. Lillie has served as a director of PECO since 2010. Vice President of Community Investment for Comcast Corporation since 2008 and President of the Comcast Foundation since 2012. Previously she served as Executive Vice President of the Comcast Foundation from 2008 to 2012. She served as Vice President of Human Resources for Comcast Corporation and Senior Vice President of Human Resources for Comcast Cable from 2005 to 2008. She serves as one of the corporate liaisons with the Comcast External Joint Diversity Council. She was a partner in the law firm of Ballard, Spahr, Andrews & Ingersoll, LLP from January 1992 to February 2005. She formerly served on the board of the Federal Reserve Bank of Philadelphia, including two years as its chair. Ms. Lillie’s legal and regulatory experience and experience on the boards of other businesses and organizations enable her to contribute to the PECO board. She brings diversity to the PECO board and will contribute to PECO’s diversity initiatives.

Denis O’Brien, Age 53. Mr. O’Brien has served as a director of PECO since 2003 and as vice chair of the PECO board since 2012. As the chief executive officer of Exelon Utilities, Mr. O’Brien oversees the utility businesses of Exelon at ComEd, PECO and BGE. Mr. O’Brien is also a senior executive vice president of Exelon. Previously, Mr. O’Brien served as executive vice president of Exelon and chief executive officer of PECO.

Thomas J. Ridge, Age 67. Governor Ridge has served as a director of PECO since 2007. President, Ridge Global LLC., a consulting firm. He formerly served as Secretary of the United States Department of Homeland Security from 2003 through 2005, and Assistant to the President for Homeland Security (an Executive Office created by President Bush) from 2001 through 2002. He served as Governor of the Commonwealth of Pennsylvania from 1994 through 2001. He is also a director of Exelon, The Hershey Company (chocolate and sugar confectionary) since 2007, and Lifelock (identify theft protection) since 2012. He previously served as a director of Vonage Holdings Corp. (software technology for voice and messaging services) from 2005 to 2011, and Brightpoint, Inc. from 2009 to 2012, and Home Depot Corporation (home improvement specialty retailer) from 2005 to 2007. Governor Ridge’s governmental service at the federal level and in Pennsylvania is valued by the board. His Department of Homeland Security experience provides valuable insight into issues relating to the security of PECO’s transmission and distribution facilities.

Ronald Rubin, Age 81. Mr. Rubin has served as a director of PECO since 2007. Executive Chairman of the Pennsylvania Real Estate Investment Trust (a real estate management and development company); he previously served as its Chairman and CEO. Mr. Rubin was a director of PECO from 1988 through 2000 and a director of Exelon from 2000 through 2007. He previously served as a director of Continental Bank and Midlantic Bank. Mr. Rubin is active in the Philadelphia business community and has knowledge of the greater Philadelphia metropolitan area and economic trends in the region, particularly with respect to real estate development.

PECO is an indirect subsidiary of Exelon and does not have a separate audit committee. Instead the Exelon audit committee fulfills that function for PECO.

Item 11. Executive Compensation

The compensation of PECO’s named executive officers is set by the compensation committee of the board of directors of Exelon Corporation, generally consistent with Exelon’s overall compensation and benefits programs and policies, and is subject to review by the PECO board of directors. The compensation discussion and analysis and compensation disclosure that follows is adapted from the compensation discussion and analysis and compensation disclosure that was included in the 2013 proxy statement for Exelon Corporation and includes the information pertaining to PECO executive compensation. The compensation committee of Exelon provided the following report on the compensation discussion and analysis that was included in the proxy statement for Exelon’s 2013 annual meeting:

Report of the Exelon Compensation Committee

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the 2013 Proxy Statement.

March 8, 2013

The Compensation Committee

John A. Canning, Jr., Chair

Robert Lawless

William C. Richardson

Stephen D. Steinour

Don Thompson

Compensation Discussion and Analysis

PECO’s named executive officers (“NEOs”) in 2012 are listed below.

Officer	Title
Craig L. Adams	President and Chief Executive Officer (CEO)
Phillip S. Barnett	Senior Vice President, Chief Financial Officer (CFO) and Treasurer
Michael A. Innocenzo	Senior Vice President Operations
Mark F. Alden	Vice President, Customer Operations
Romulo L. Diaz, Jr.	Vice President and General Counsel
Denis P. O’Brien	Senior Executive Vice President, Exelon and CEO, Exelon Utilities

In connection with the completion of Exelon’s merger with Constellation Energy Group Inc. (“Constellation”) on March 12, 2012 (the “Merger”), the following organizational changes were made: Mr. O’Brien was promoted from President and CEO of PECO to Senior Executive Vice President, Exelon and CEO, Exelon Utilities; Messrs. Adams and Innocenzo were promoted to the positions noted above; Mr. Barnett became Treasurer; and Messrs. Alden and Diaz, Jr. remained Vice Presidents and assumed the responsibilities reflected above.

Executive Summary

This Executive Summary is intended to provide an overview of the key 2012 compensation decisions made and the business and market context influencing those decisions. In particular, we have included a discussion of our organization, compensation philosophy and objectives, key 2012 pay actions, initial 2013 pay program changes, and other key pay practices.

Business Organization

Based in Philadelphia, PECO is an electric and natural gas utility subsidiary of Exelon. PECO serves 1.6 million electric and 497,000 natural gas customers in southeastern Pennsylvania and employs about 2,400 people in the region. PECO delivered 76.5 billion cubic feet of natural gas and 37.5 billion kilowatt-hours of electricity in 2012. Founded in 1881, PECO is one of the Greater Philadelphia Region’s most active corporate citizens, providing leadership, volunteer and financial support to numerous arts and culture, education, environmental, economic development and community programs and organizations.

Exelon is the nation’s leading competitive energy provider, with 2012 revenues of approximately $23.5 billion. Headquartered in Chicago, Exelon has operations and business activities in 47 states, the District of Columbia and Canada. Exelon has approximately 35,000 megawatts of owned capacity comprising one of the nation’s cleanest and lowest-cost power generation fleets. The company’s Constellation business unit provides energy products and services to approximately 100,000 business and public sector customers and more than 1 million residential customers. Exelon’s utilities deliver electricity and natural gas to more than 6.6 million customers in central Maryland (BGE), northern Illinois (ComEd) and southeastern Pennsylvania (PECO).

Compensation Philosophy and Objectives

Exelon’s executive compensation program is designed to attract, retain, motivate and reward senior management for achieving financial, operational, strategic objectives to further Exelon’s vision of providing superior value to its customers, employees, and investors, as well as the communities it serves. Exelon’s compensation program has three guiding principles.

•

Link compensation to performance results. The program is weighted in favor of incentive pay, in the form of annual and long-term performance incentives, to motivate and reward strong operational and financial performance and the creation of shareholder value. The program provides the compensation committee with some level of discretion to modify awards based on individual performance and other compelling performance factors, recognizing that some performance needs to be assessed in context, and some performance cannot be planned for, particularly in a time of transition.

•

Align the interests of our NEOs and shareholders. As noted above, both the annual and long-term incentive programs reward our NEOs for achievement of key financial and operational measures. These measures of success create a close alignment between our NEOs and long-term shareholder interests. Further, a substantial portion of compensation is granted as equity-based awards that align NEOs with the interests of Exelon’s shareholders.

•

Attract, motivate, and retain high caliber leadership by providing competitive compensation opportunities. The program assesses total compensation opportunities against appropriate external companies to enable it to attract and retain executives with the experience and talent required to achieve our strategic objectives.

The discussion below explains how we put this philosophy into practice in 2012 and 2013.

2012 Compensation Highlights

In making compensation decisions for our NEOs in 2012, Exelon’s compensation committee focused on finding an appropriate balance between rewarding our strategic success and continued strong operational performance during this pivotal year with our recent stock price performance, which has been so heavily influenced by falling natural gas prices. The Exelon compensation committee believes that 2012 pay decisions reflect this balance, recognizing the outsized efforts and strong performance associated with the Merger and integration, our national leadership in client service and capacity, the establishment of a new leadership team for the merged entity, and our ability to retain key leaders during a time of significant transition. Based on the performance highlighted above, the committee made the following compensation decisions for 2012 for the NEOs:

•

Increased salary and target bonus levels for select NEOs based on increased organizational size, complexity and broader responsibilities. In connection with the completion of the Merger and increased responsibilities, select NEOs received increased base salary and target bonus levels.

•

Provided annual incentive payouts for corporate executives at 95% of target based on the achievement of adjusted (non-GAAP) operating EPS of $2.91 vs. target of $2.95. For a reconciliation of adjusted (non-GAPP) operating EPS, see below.

•

Capped and reduced annual incentive payouts for PECO NEOs under the Shareholder Protection Feature (“SPF”). The SPF is designed to ensure business unit payouts take into account overall Exelon corporate performance (even if independent unit performance is strong).

•

Applied Individual Performance Multipliers (“IPMs”) of 105% to annual incentive payouts for all continuing PECO NEOs (with the exception of Mr. Diaz, Jr. who received an IPM of 100% and Mr. O’Brien who received an IPM of 110%) to reflect the extraordinary effort associated with the successful consummation of the Merger.

•

Determined performance under the Performance Share Unit (“PSU”) program at 125% of target. Payout was based on overall achievement versus the six PSU goal categories that were chosen to reflect the business priorities the committee identified in this year of transition (i.e., operational excellence, financial management, policy advocacy, opportunistic M&A, organic growth, and risk management), with the greatest weight given to the successful consummation of the Merger and delivery of outstanding client service during the year, including the response to Hurricane Sandy.

Note: Adjusted (non-GAAP) Exelon Operating Earnings

Adjusted (non-GAAP) operating earnings, which generally exclude significant one-time charges or credits that are not normally associated with ongoing operations, mark-to-market adjustments from economic hedging activities and unrealized gains or losses from nuclear decommissioning trust fund investments, are provided as a supplement to results reported in accordance with GAAP. Management uses such adjusted (non-GAAP) operating earnings internally to evaluate the company’s performance and manage its operations.

Twelve months ended December 31, 2012	Exelon
2012 Adjusted (non-GAAP Operating Earnings (Loss) Per Share for Compensation Purposes	$2.91
Adjustment by Compensation Committee	$0.06
2012 Adjusted (non-GAAP) Operating Earnings (Loss) Per Share as Reported in Earnings Release	$2.85
Mark-to-market impact of economic hedging activities	0.38
Unrealized gains related to nuclear decommissioning trust funds	0.07
Plant retirements and divestitures	(0.29)
Constellation merger and integration costs	(0.31)
Maryland commitments related to Constellation merger	(0.28)
Amortization of commodity contract intangibles	(0.93)
FERC settlement	(0.21)
Reassessment of state deferred income taxes	0.14
Amortization of the fair value of certain debt	0.01
Midwest Generation bankruptcy charges	(0.01)

FY 2012 GAAP Earnings (Loss) Per Share	$1.42

Compensation Changes in 2013 Based on Shareholder Outreach and Voting

As has been Exelon’s practice, prior to our 2012 annual meeting, Exelon reached out to 30 of its largest shareholders to discuss its compensation program and the upcoming vote. During these meetings, Exelon discussed proxy advisory firm recommendations and solicited feedback from its shareholders on the 2011 compensation of its named executive officers.

In response to feedback from shareholders (including the 2012 say-on-pay vote results that were 74.9% in favor), and to reflect the business challenges highlighted above, the Exelon compensation committee has made the following changes to the compensation program for 2013, which were primarily focused on long-term incentives:

•

Reduced the number of goal categories from six to two in our PSU plan (i.e., operational excellence (40%) and financial management (60%)) to reflect the fact that the transition brought about by the Merger is complete, and our path forward is clear. The two goal categories will improve focus on two of our key strategic imperatives, protecting our credit rating and continuing to deliver reliable energy to our customers.

•	Moved to a more quantitative assessment approach for the PSU goals to enhance objectivity and transparency.

•

Reinstated total shareholder return (“TSR”) as a formulaic award modifier in the PSU plan to strengthen alignment with shareholders: awards can be increased or decreased by up to 25% based on TSR performance relative to other energy services companies with business models most similar to Exelon’s.

•	Increased the duration of the PSU performance cycle from one year to three years to provide a longer-term focus.

•	Changed the PSU payout range from 75%-125% to 50%-150% in recognition of the more highly quantitative/formulaic approach to assess goal attainment.

•

Eliminated all grants of stock options by changing the mix of long-term incentives for NEOs from 75% performance shares and 25% stock options to two-thirds performance shares and one-third restricted stock units (“RSUs”). The mix of vehicles now better aligns with industry practice.

Executive Compensation Practices

Exelon’s executive compensation philosophy focuses on pay-for-performance and reflects appropriate governance practices aligned with the needs of our business. Below is a summary of Exelon’s executive compensation practices as well as a list of those practices we avoid.

What We Do	What We Don’t Do

Pay-for-performance: A majority of executive compensation is performance-based and is tied to our financial and operational performance, individual performance and Exelon stock price performance.

Stock Ownership: NEOs must acquire and hold Exelon stock equal in value to at least a specified multiple of the NEO’s annual salary within five years of appointment. Executive officers may not sell Exelon stock except through a stock trading plan designed to comply with Rule 10b5-1.

Double Trigger Change-in-Control Benefits: Change-in-Control agreements provide for benefits only if the executive is involuntarily terminated (without cause) in conjunction with a change-in-control.

Mitigation of Undue Risk: Our compensation plans have provisions to mitigate undue risk, including caps on the maximum level of payouts (200% on annual awards and 137.5% on PSUs), recoupment (“clawback”) provisions, multiple performance metrics and board and management processes to identify risk. We do not believe any of our compensation programs create risks that are reasonably likely to have a material adverse impact on the company.

Independent Executive Compensation Consultant: The Exelon compensation committee works with an independent executive compensation consultant on matters concerning executive pay and governance. This consultant provides no other services to Exelon.

No Excise Tax Gross-Ups Upon Change in Control: We have eliminated the excise tax gross-ups on termination payments in change in control agreements entered into after April 2009.

No Excessive Executive Perquisites: We provide only standard benefits and perquisites (e.g., executive disability, annual medical exam and life insurance) that are consistent with competitive practices.

No Exelon CEO Employment Agreement.

No Additional Credited Service Under Benefit Plans: We have not granted additional years of credited service under supplemental executive retirement plans since 2004.

No Repricing of Out of the Money Stock Options; No Grants Below 100% of Fair Market Value.

No Inclusion of Long-term Incentive Awards in Severance Calculations.

No Hedging, Short Sales, Derivative Transactions or Pledging in Company Stock Are Permitted.

Pay for Performance Analysis

As discussed under Compensation Philosophy and Objectives above, the executive pay program is focused on linking executive compensation outcomes to company performance and long-term shareholder interests. We believe the analysis and discussion below demonstrate this commitment to pay for performance.

2012 Pay Mix

As the following charts show, 70% of PECO’s CEO target pay – and, on average, 58% of the pay for our other NEOs – is performance-based and subject to the achievement of pre-defined performance targets.

Process for Determining NEO Compensation

Key Features of 2012 Executive Compensation

Exelon’s executive compensation program comprises four elements: base salary; annual incentives; long-term incentives; and other benefits. Cash compensation comprises base salary and annual incentives. Equity compensation is delivered through long-term incentives. Together, these elements are designed to balance short-term and longer-range business objectives and to align NEOs’ financial rewards with shareholders’ interests. The range in the mix of cash and equity compensation is consistent with competitive compensation practices among companies in the peer group. The Exelon compensation committee believes that this mix of cash and equity compensation strikes the right balance of incentives to pursue specific short and long-term performance goals that drive shareholder value. Compensation programs in 2012 were substantially similar to compensation programs in 2011.

Cash Compensation

Type	Focus	Terms
Salary	Short- term business objectives	Fixed compensation based on competitive market data for position; generally eligible for annual increase based on market movement, performance and internal equity.
Annual Incentive Plan (AIP)		A cash-based plan rewarding executives for the achievement of short-term financial and operational goals. The goals include adjusted (non-GAAP) operating earnings per share for all executives and business-unit specific objectives for executives with specific business unit responsibilities.

Equity-Based Compensation

Type	Focus	Terms
Exelon Non-Qualified Stock Options	Long- term business objectives	Stock options vest ratably over four years and expire at the end of a 10 year term. Number of shares determined by compensation committee annually. Provide value to executive only when stock price increases. Stock option repricing is prohibited by policy or the terms of the company’s long-term incentive plans. Awards are generally granted annually at the regularly scheduled January compensation committee meeting when the committee reviews results for the preceding year and establishes the compensation program for the coming year. Stock options will no longer be granted after 2012.
Exelon Performance Share Unit Awards (PSUs)

A PSU is the right to receive a specified number of shares of Exelon common stock or the fair market value thereof, contingent upon the attainment of specified performance measures within a performance period and the expiration of any applicable restriction periods.

In 2012, PSUs had a one year performance period and awards were paid ratably over three years in combination of cash and stock based on performance against six goals and initiatives enhancing the long-term value of Exelon. The goals were:

•   Operational excellence

•   Financial management

•   Policy advocacy

•   Opportunistic M&A

•   Organic growth

•   Risk Management

Total Shareholder Return (TSR) performance was also considered as a secondary factor.

Restricted Stock Unit Awards (RSUs)		A RSU is the right to receive one share of Exelon common stock or the fair market value of a share of Exelon common stock, contingent upon the expiration of a specified period, called a vesting period. Restricted stock units are occasionally provided to executives to deliver additional retention value. Retention restricted stock units vest 100% at the end of the requisite vesting period. Beginning in 2013, restricted stock units vesting ratably over three years will replace stock options in the mix of long-term incentives.

Retirement and Other Compensation

Type	Focus	Terms
Pension	Attraction and retention of key executive talent	Qualified defined benefit pension plans are provided to executives.
Supplemental Pension (SERP)		Exelon offers supplemental executive retirement plans to our NEOs.
Savings Plan		Executives may elect to participate in the Employee Savings Plan, a tax-qualified plan under IRS Code Section 401(k) to which the company may also make matching contributions.
Deferred Compensation Plan		Executives may elect to participate in a non-qualified plan that permits them to defer receipt of Savings Plan contributions above the qualified plan limits.
Perquisites		Exelon provides limited perquisites intended to serve specific business needs.

Key Factors Influencing Compensation Determination

On an annual basis, or when changes in NEO leadership occur, the committee reviews and determines NEO target pay opportunities. The committee takes a balanced approach to determining compensation for NEOs, taking into consideration several factors as outlined below, without prescribing specific weightings for these factors.

In establishing the compensation opportunity for each NEO, the compensation committee carefully considers competitive factors, including competitive pay levels and the roles and responsibilities of each of the NEOs relative to the peer group positions, as well as individual factors, including the individual’s performance and contribution to the performance of the business. The differences in the amounts of targeted compensation awarded to the NEOs reflect a balanced assessment of these two sets of factors as described in more detail below.

Competitive Factors	Individual Factors

•    Current compensation relative to competitive market references

•    Company size and scope of business as compared to companies used in competitive market references

•    Scope, complexity, and contribution of the position compared to competitive positions

• Individual performance • Contribution to the performance of the business and relative strategic value of the role • Internal pay equity • Change in responsibilities / Newness to role (if applicable)

Assessing the Competitive Market

The compensation committee seeks to provide competitive pay opportunities in order to attract, motivate, and retain high caliber leadership. In assessing the appropriateness of each NEO’s compensation, the committee considers pay level relative to market as one of many inputs. The company does not target NEO compensation at a specific level relative to competitive data.

Each year Exelon’s compensation committee commissions its consultant to prepare a study to assess total direct compensation against a peer group of companies. The members of the peer group are reviewed annually to determine whether their inclusion continues to be appropriate.

In 2012, in connection with the Merger with Constellation, Exelon’s board of directors requested that the compensation consultant(1) review the peer companies to develop a peer group of high-performing, asset intensive companies that would be appropriate for developing competitive compensation data for the newly merged company. Exelon is larger than all but one of the energy services peers on a revenue basis. As a result, it was necessary to include companies outside the industry to better reflect the company’s size and complexity. The following criteria were used to select the new peer group:

Ownership structure	Only US publicly traded parent companies
Revenues	Companies with revenues between 0.5x and 2x Exelon’s estimated revenue scope
Market capitalization	Generally above $10 billion
Industry segment	Balance of industry segments, while avoiding companies in industries less relevant to Exelon (e.g., financial services, insurance, media)
Availability of compensation data	The company must be a participant in the Towers Watson compensation survey used by the consultant in the analysis
Current peers	Retained as many of Exelon’s historical utility and general industry peers as possible, provided they met the established screening criteria

(1)	Pay Governance was the committee’s consultant at the time this analysis was conducted.

The resulting peer group consists of 20 companies: 10 general industry companies and 10 energy services companies as listed below.

	12/31/11 Market Cap ($ Million)	Revenue ($ Million)
General Industry Companies
3M Co.	$57,280	$26,662
Alcoa, Inc.	9,206	21,013
Caterpillar Inc.	58,584	42,588
EI DuPont	42,297	32,347
Hess Corporation	19,019	33,950
Honeywell	42,040	33,370
International Paper Co.	12,937	25,179
Johnson Controls Inc.	21,269	40,833
Murphy Oil Corporation	10,787	23,401
Pepsico, Inc.	103,732	57,838

	12/31/11 Market Cap ($ Million)	Revenue ($ Million)
Energy Services Companies
AEP Co., Inc.	$19,949	$14,427
Dominion Resources, Inc.	30,235	15,197
Duke Energy Corporation (2)	42,185	24,162
Edison International	13,489	12,409
Entergy Corporation	12,865	11,488
FirstEnergy Corp.	18,527	16,814
NextEra Energy, Inc.	25,724	15,317
PG & E Corp.	16,334	13,841
PSEG, Inc.	16,700	11,793
Southern Company	39,899	17,456

	12/31/12 Market Cap ($ Million)	Revenue ($ Million)
Exelon (2)	$25,400	$23,489

Role of Individual Factors in Setting Compensation

While the consideration of market data to assure that Exelon’s compensation is competitive is a critical component of compensation decisions, individual performance is a key factor in setting of compensation opportunities. Base salary and target bonus adjustments are also based on an assessment of the individual’s performance in the preceding year and their expected future contribution to the business and strategic value of the role.

Additionally, annual incentive performance measures are established based on the individual’s role in the enterprise—the most senior officers with responsibilities that span specific business units or functions have awards based on earnings per share for the company as a whole, while individuals with specific functional or business unit responsibilities have a significant portion of their awards based on the performance of that function or business unit.

(2)	Peer company data is effective as of December 31, 2011, except Exelon data is effective as of December 31, 2012 and Duke Energy revenues and market value were adjusted to reflect the effect of its acquisition of Progress Energy Inc.

Individual performance also impacts whether an individual performance multiplier would be appropriately applied to the individual’s annual incentive plan or performance share program award. The individual performance multiplier can result in a decision not to make an award, to decrease the award by up to 50%, or to increase the award by up to 10% for senior vice presidents and higher officers and 20% for vice presidents. For the annual incentive plan, the adjusted award cannot exceed 200% of target and for the performance share award program; the adjusted award cannot exceed 137.5% of target.

Role of Compensation Consultants and Executives in Compensation Decisions

With respect to 2012 compensation, Pay Governance provided the compensation committee with market data for each senior executive position, reviewed Exelon’s compensation strategy in the context of the Merger, and made recommendations for updating the peer group. While the compensation consultant RFP was in process, management engaged consultants from Deloitte Consulting LLP (“Deloitte”), which was not participating in the RFP. Deloitte, at the request of management, conducted a review of Exelon’s executive compensation program in light of Exelon’s changed circumstances post-Merger and with prolonged adverse energy market conditions. Management and Deloitte reviewed the findings with the compensation committee. Semler Brossy provided the compensation committee with its views on the Deloitte review of compensation programs and made recommendations with respect to changes in the compensation programs for 2013. The CEO and senior executives made recommendations to the Exelon compensation committee with respect to the assessment of the performance of their subordinates and individual performance multipliers and other elements of compensation. The Exelon compensation committee considered the recommendations of the consultants and the senior executives but made its own decisions on compensation for the NEOs. For additional information on the role of compensation consultants and executives in compensation committee decisions, see “Compensation Committee” and “Compensation Consultant” at pages 10 – 12 of the Exelon proxy statement.

2012 Compensation Decisions

At its January 23, 2012 meeting, the Exelon compensation committee reviewed target total direct compensation (“TDC”), which includes base salary and annual and long-term target incentive compensation data for the NEOs listed in the Summary Compensation Table as compared to the compensation data for the new peer group. Market adjustments were made as appropriate with base pay increases effective as of March 12, 2012 and annual incentive targets effective retroactive to January 1, 2012.

Name	2012 Base Salary		2012 Target AIP		Total Target Cash
					Compensation
	Amount ($)	Percent Change	Bonus as a % of Salary	Bonus ($)	Amount ($)	Percent Change
Adams	$435,000	22%	65%	$282,750	$717,750	26%
Barnett	$330,000	3%	50%	$165,000	$495,000	3%
Innocenzo	$270,000	21%	45%	$121,500	$391,500	30%
Alden	$255,061	3%	40%	$102,024	$357,085	7%
Diaz, Jr.	$235,000	6%	40%	$94,000	$329,000	10%
O’Brien	$725,000	29%	90%	$652,500	$1,377,500	41%

Elements of Executive Compensation

As noted above, Exelon’s executive compensation program comprises four elements: base salary; annual incentives; long-term incentives; and other benefits. Additional information about each element follows.

Base Salaries

Base salary levels are established taking into account competitive market data for the position and internal equity. Executives are generally eligible for annual increases based on market movement, performance and internal equity.

2012 Annual Incentives

Annual incentives are cash-based awards that reward our executives for the achievement of short-term financial and operational goals. The goals include adjusted (non-GAAP) operating earnings per share for all executives and business-unit specific objectives for executives with specific business unit responsibilities. For 2012, the annual incentive payout scale was set so that the payout at threshold would be 50% of target, the payout at plan would be 100% of target, and the payout for distinguished performance would be 200%. The annual incentive award can be adjusted by the individual performance multiplier, which can result in a decision not to make an award, to decrease the award by up to 50% or to increase the amount of the award by up to 10% for senior vice presidents and higher officers and 20% for vice presidents. For the annual incentive plan, the adjusted award cannot exceed 200% of target.

Performance Measurement

For the PECO NEOs, payouts were based upon the goals as shown in the table below.

Summary of 2012 AIP Goal Weighting

2012 Goals	Adams	Barnett	Innocenzo	Alden	Diaz, Jr.	O’Brien
Adjusted Operating Earnings Per Share	50%	25%	25%	25%	75%	50%
Adjusted PECO Operating Net Income	25	25	25	25	—	—
Adjusted PECO Total Cost	—	25	25	25	—	—
PECO Reliability, Safety, Customer Satisfaction Measures, Focused Initiatives, & Environmental Index	25	25	25	25	—	—
Adjusted BSC Total Cost	—	—	—	—	25	—
Avg of BGE, ComEd and PECO Operational Results	—	—	—	—	—	25
Avg of BGE, ComEd and PECO Cost Results	—	—	—	—	—	25

The following table describes the performance scales and results for the 2012 goals:

2012 Goals	Threshold	Target	Distinguished	2012 Results	Unadjusted Payout as a % of Target
Adjusted (non-GAAP) Operating Earnings Per Share (EPS) (2)	$2.55	$2.95	$3.25	$2.91	95.00%
Adjusted BSC Total Cost ($M)	$1,070.3	$1019.3	$917.4	$1,001.6	117.37%
Avg of BGE, ComEd, and PECO Operational Results	Performance scale is a composite of multiple measures				176.46%
Avg of BGE, ComEd, and PECO Cost Results	Performance scale is a composite of multiple measures				149.39%
PECO Operating Net Income	$302.5	$351.8	$387	$386.5	198.58%
PECO Total Cost	$818.9	$779.9	$701.9	$751.9	135.90%
PECO Reliability Measure—Customer Average Interruption Duration Index (CAIDI) (minutes per outage)	98	89	86	95	66.67%
PECO Reliability Measure—System Average Interruption Frequency Index (SAIFI) (outages per customer)	0.93	0.82	0.75	.7	200.00%
PECO Safety Measure—OSHA Recordable Rate	1.42	0.95	0.87	.82	200.00%
PECO Customer Satisfaction Index	7.3	7.5	7.7	7.77	200.00%
PECO Gas Odor Response	0.9991	0.9997	0.9998	0.9998	200.00%

(2)	Reflects the adjusted Exelon earnings number approved by the Exelon compensation committee for the purposes of the calculation under the AIP.

Shareholder Protection Features (“SPF”)

The 2012 annual incentive program included the following shareholder protection features:

•	The compensation committee has the discretion to reduce or not pay awards even if targets are met.

•	If threshold earnings per share are not achieved, then no payments will occur regardless of performance on the other measures.

•

Payouts under business unit measures cannot exceed the operating earnings performance by more than 20 percentage points to ensure that business unit payouts are affordable and directionally aligned with corporate performance achievement. Because Exelon 2012 earnings for AIP purposes were at 95% of target, the business unit metrics could not exceed 115% of target (i.e., 95% + 20% cap). All of the business unit measure payouts shown above were reduced to 115% of target. This resulted in a reduction to PECO NEOs from 150.7% to 110.0% for Messrs. Barnett, Innocenzo and Aiden, with Mr. Adams receiving a reduction from 140.5% to 105%, Mr. Diaz, Jr. receiving a reduction from 100.6% to 100%, and Mr. O’Brien receiving a reduction from 129.0 to 105%.

Individual Performance Multipliers (“IPMs”)

Individual performance multipliers are approved by the Exelon compensation committee based upon assessments of NEO performance and input from the CEO (the Exelon compensation committee and the corporate governance committee independently assess Exelon CEO and executive chairman performance). Under the terms of the AIP, the annual incentive award can be adjusted by the individual performance multiplier, which can result in a decision not to make an award, to decrease the award by up to 50% or to increase the amount of the award by up to 10% for senior vice presidents and higher officers and 20% for vice presidents. For the annual incentive plan, the adjusted award cannot exceed 200% of target.

Based on strong 2012 performance, the committee determined that IPMs of 105% were appropriate for PECO NEOs, with the exception of Mr. O’Brien who received an IPM of 110% and Mr. Diaz, Jr. who received an IPM of 100% because he was new to his position and ineligible for an IPM greater than 100%.

Resulting 2012 Payouts

Based on the goal weighting and performance against the goals shown in the tables above, the compensation committee recommended, and the Exelon board of directors approved, the following awards for the NEOs:

Name	Payout as a % of Target (pre-SPF)	Payout $ (pre-SPF)	SPF Reduction $	Payout as a % of Target (post-SPF & pre-IPM)	Payout $ (post-SPF & pre-IPM)	IPM %	Payout $ (post-SPF & post-IPM)
Adams	140.5%	$397,202	$(100,315)	105.0%	$296,888	105%	$311,732
Barnett	150.7	248,659	(67,159)	110.0	181,500	105	190,575
Innocenzo	150.7	183,104	(49,454)	110.0	133,650	105	140,333
Alden	150.7	153,753	(41,526)	110.0	112,227	105	117,838
Diaz, Jr.	100.6	94,557	(557)	100.0	94,000	100	94,000
O’Brien	129.0	841,480	(156,355)	105.0	685,125	110	753,637

Long-Term Incentives

The compensation committee granted target long-term incentive values as 75% performance share units and 25% stock options.(3) This mix of long-term incentive vehicles reflected the committee’s commitment to making the

(3)	Grant values were split using the binomial valuation for stock options and a 90 day weighted-average price for the preceding quarter to value performance shares.

majority of long-term incentives performance-based. The focus on PSUs recognized multiple Merger, financial and operational priorities that would need to be balanced over the course of the year. Further, the program also recognized that these priorities could require trade-offs at times and needed to be assessed with the full context of key decision points and the market conditions during the year. Stock options, by contrast, were intended to provide an award opportunity focused on long-term value creation assuming the Merger delivers expected results over the coming years.

Stock Options

The company granted non-qualified stock options to the PECO senior officers listed as NEOs in the Summary Compensation Table (with the exception of Messrs. Alden and Diaz, Jr. who did not receive stock options as Vice Presidents) on March 12, 2012 to coincide with the closing of the Merger with Constellation. The stock option grants for 2012 were all at the targeted amounts. These options were awarded at an exercise price of $39.81 which was the closing price on the March 12, 2012 grant date.

Performance Share Units (“PSUs”)

A PSU is the right to receive a specified number of shares of Exelon common stock or the fair market value thereof, contingent upon the attainment of specified performance goals within a performance period and the expiration of any applicable restriction periods. In 2012, PSUs had a one-year performance period, and awards will be paid ratably over three years in combination of cash and stock based on the committee’s qualitative assessment of performance against six goal and initiative areas important to enhancing the long-term value of the company. For 2012, the goals were:

•	Operational excellence

•	Financial management

•	Policy advocacy

•	Opportunistic M&A

•	Organic growth

•	Risk Management

Like the AIP, PSUs also incorporate an individual performance multiplier that can result in a decision not to make an award, to decrease the award by up to 50%, or to increase the award by up to 10% for senior vice presidents and higher officers and 20% for vice presidents.

At the end of 2012, the committee assessed performance within the six goal areas and decided that 125% of the target PSUs should be awarded to each NEO. In deciding to award PSUs at 125% of target, the committee considered the achievements against the performance metrics and milestones described below in each goal area and determined the IPM should be neutral, at 100%. The committee also considered total shareholder return data as a factor in making the final payout decision. The total shareholder return data compared Exelon to the group of eight utilities with more than 25% unregulated generation. The committee noted that Exelon’s total shareholder return lagged the group, but determined that it was still appropriate to award PSUs at 125% given the importance of the achievement of the performance share goals toward building Exelon’s long-term value (particularly the successful completion of the Merger and progress on Merger integration) and the disparate effect of low commodity prices on Exelon’s total shareholder return.

Operational Excellence
Delivering low cost, clean, and reliable energy to our customers. Investing in our nuclear plants and utilities, and safely operating them at world class levels.

Performance Cycle Targets	Results	Comments

OSHA Recordable Rate (safety) – Exelon

Outage duration – ComEd

Outage duration – PECO

Outage duration – BGE

Outage frequency – ComEd

Outage frequency – PECO

Outage frequency – BGE

Capacity Factor – Nuclear

EFORd (Equivalent Forced Outage Rate – Demand) – Fossil Fleet Green House Gas (GHG) Commitment

Delivery Synergies and Cooperation on Like Projects and Operations

Meets Meets Below Below Exceeds Exceeds Exceeds Below Exceeds Meets Meets

•  Operational strength among the best in the industry.

•  Nuclear fleet capacity factor was below target of 93% but remains among best fleets world-wide.

•  All three utilities (BGE, ComEd and PECO) turned in distinguished performance relative to outage frequency metrics, with ComEd performance being its best on record.

•  ComEd performed in top quartile for outage duration.

•  Accomplished approximately 82% of the Exelon 2020 goal to reduce, offset, or displace 15.7 million metric tons of CO2 emissions per year by 2020.

Financial Management
Executing cost discipline, optimizing the balance sheet, cashflow, liquidity, meeting earnings targets, and liability management to deliver on our value return to shareholders

Performance Cycle Targets	Results	Comments

Operating EPS

Total O&M (Operating and Maintenance)

Total Capital Expenditures

Free Cash Flow (Full Year)

ROE – ComEd

ROE – PECO

ROE – BGE

Funds from Operations / Debt – ExGen, HoldCo Investment Returns: Actual vs. Passive Benchmark – Pension

	Meets Below Meets Exceeds Below Meets Below Exceeds Meets	• Operating earnings of $2.85 were within the earnings guidance range.

Policy Advocacy
Engaging with our external stakeholders to shape public policy in a manner that benefits Exelon’s shareholders and consumers.

Performance Cycle Targets	Results	Comments

2012 Milestone – Participate in select relevant regulator, legislative and administration advocacy including submission of comments, analysis and direct advocacy, to influence modifications in:

•  Cost effective and timely regulation under EPA’s Clean Water Act

•  Ensure continued effectiveness of FERC’s minimum offer price rule

•  Various state regulations in support of competitive wholesale and retail markets

Meets

•  Multiple regulatory and political challenges were addressed. Exelon was instrumental in revising PJM’s minimum offer price rule. The U.S. EPA released a revised proposed standard to address the environmental impacts of the use of cooling water intake structures that will avoid substantial costs of compliance for our generating fleet. Work in Ohio regulatory proceedings led to final Commission orders to accelerate the transition to full wholesale and retail competition which has resulted in increased market share.

Opportunistic M&A
Participating in industry consolidation – only when the time and price are right.

Performance Cycle Targets	Results	Comments

Considerations –

•   Was transaction identified and entered into?

•   Evaluate discipline of transaction, including those not pursued, in its terms & desired outcomes.

•   How well was the transaction executed?

•   Post-merger evaluation

Exceeds

•   The Exelon / Constellation Merger won a global energy industry award for strategic deal of the year. Synergies expected under the deal are on track and all 2012 commitment compliance requirements have been achieved with 54% of all Merger commitments completed to date.

•   Corporate Development originated over 80 deals through greenfield development, outreach to developers, investment banks and response to developers and resulted in the closing of 10 of the 80 deals.

•   Exelon closed the sale of Maryland Clean Coal assets, fulfilling Exelon’s commitment to divest the plants as part of its Merger with Constellation.

Organic Growth
Creating commercial opportunities that leverage Exelon’s unique investment platform.

Performance Cycle Targets	Results	Comments
2012 Milestone – • Nuclear uprates executed in accordance with latest approved schedule and budget.	Meets	• Exelon Generation added nearly 500 MW of new generation capacity in 2012.

Risk Management
Protecting shareholder and bondholder value through active risk management.

Performance Cycle Targets	Results	Comments
Hedging – Total % of Portfolio Hedged	Exceeds	• The hedges executed by the commercial team for 2012 through 2014 are adding over $5 billion of value versus current market prices

Based on the committee’s assessment as described above, the 2012 PSUs for NEOs were as set forth in the following table and will continue to vest over the next two years. The first third of the awarded performance shares vested in January 2013, and the remaining two-thirds will vest on the date of the compensation committee’s January meeting in the next two years. The awards are valued in the table below at $31.18, the closing price on January 28, 2013, the date on which the award payout was determined.

Name	Target Shares Granted March 2012(4)	Committee Performance Assessment	IPM %	Shares	Value as of January 28, 2013 (date earned; vesting still required)
Adams	13,000	125%	100%	16,250	$506,675
Barnett	5,500	125	100	6,875	214,363
Innocenzo	5,900	125	100	7,375	229,953
Alden	2,400	125	100	3,000	93,540
Diaz, Jr.	2,400	125	100	3,000	93,540
O’Brien	38,000	125	100	47,500	1,481,050

(4)	Shares granted were determined using a 90 day moving average Exelon stock price for the period before the opportunities were granted.

Other Benefits

Other benefits offered by Exelon include qualified and non-qualified deferred compensation programs, post-termination compensation, retirement benefit plans and perquisites. The company also provides other benefits such as medical and dental coverage, short and long term disability coverage, and life insurance to each NEO on a similar basis as such benefits are provided to other Exelon employees, except that executives pay a higher percentage of their total medical premium. These benefits are intended to make our executives more efficient and effective and provide for their health, well-being and retirement planning needs. The compensation committee reviews all supplemental benefits to confirm that they are reasonable and competitive and enable Exelon to attract and retain talent while maximizing the interests of our shareholders.

Retirement Benefit Plans

The compensation committee believes that retirement benefit plans are an important part of the NEO compensation program. These plans are commonly offered by Exelon’s peers and help in the retention of senior executives. Exelon sponsors both qualified defined benefit pension plans and related non-qualified supplemental pension plans (the “SERPs”).

Exelon previously granted additional years of credited service under its SERPs to select executives in order to recruit or retain them. As of January 1, 2004, Exelon ceased the practice of granting additional years of credited service to executives under non-qualified pension plans. However, to attract a new executive, Exelon is permitted to grant additional years of service under the SERP related to its cash balance pension plan to make the executive whole for retirement benefits lost from another employer by joining Exelon, provided such a grant is disclosed to shareholders. Up to two years of additional service credits may still be provided under severance or change in control agreements. Service credits available under employment, change in control or severance agreements or arrangements (or any successor arrangements) in effect as of January 1, 2004 were not affected by this policy.

Change in Control and Severance Benefits

The compensation committee believes that change in control employment agreements and severance benefits are an important part of Exelon’s compensation structure for NEOs. The compensation committee believes that these agreements help to secure the continued employment and dedication of the NEOs, notwithstanding any concern they might have regarding their own continued employment prior to or following a change in control. The compensation committee also believes that these agreements and the Exelon Corporation Senior Management Severance Plan (“SMSP”) are important as recruitment and retention devices, as virtually all of the companies with which Exelon competes for executive talent have similar protections for their senior leadership

Change in control agreements provide for benefits only if the executive is involuntarily terminated (without cause) in connection with a change in control. Information on the treatment of equity awards upon termination are described in “Potential Payments Upon Termination or Change in Control” below.

In April 2009, the compensation committee adopted a policy that future employment or severance agreements that provide benefits for NEOs on account of termination will no longer include an excise tax gross-up. The policy applies to employment, change in control, severance and separation agreements entered into, adopted, or materially changed on or after April 2, 2009, other than agreements changed to comply with law or to reduce or eliminate rights, agreements assumed in a corporate transaction, and automatic extensions or renewals where other terms are not changed. The compensation committee has the sole and absolute power to interpret and apply the policy, and it can amend, waive or terminate it if in the best interest of the company, provided that prompt disclosure is made.

Additional Policies and Practices

Stock Ownership and Trading Requirements

To strengthen the alignment of executives’ interests with those of shareholders, officers of the company are required to own certain amounts of Exelon common stock. In 2012, following the Merger with Constellation, Exelon reviewed the ownership requirements and updated the guidelines. Executives must meet these guidelines within five years of the latter of the implementation of the new guidelines, their employment or promotion to a new position.

Exelon has adopted a policy requiring officers at the level of executive vice president and above who wish to sell Exelon common stock to do so only through Rule 10b5-1 stock trading plans, and permitting other officers to enter into such plans. This requirement is designed to enable officers to diversify a portion of their holdings in excess of the applicable stock ownership requirements in an orderly manner as part of their retirement and tax planning activities. The use of Rule 10b5-1 stock trading plans serves to reduce the risk that investors will view routine portfolio diversification stock sales by executive officers as a signal of negative expectations with respect to the future value of Exelon’s stock. In addition, the use of Rule 10b5-1 stock trading plans reduces the potential for accusations of trading on the basis of material, non-public information that could damage the reputation of the company. Exelon’s stock trading policy does not permit short sales, hedging or pledging.

Recoupment (Clawback) Policy

Consistent with the pay-for-performance policy, in May 2007, the board of directors adopted a recoupment policy as part of Exelon’s Corporate Governance Principles. The board of directors will seek recoupment of incentive compensation paid to an executive officer if the board determines, in its sole discretion, that:

•	the executive officer engaged in fraud or intentional misconduct;

•	as a result of which Exelon was required to materially restate its financial results;

•	the executive officer was paid more incentive compensation than would have been payable had the financial results been as restated;

•	recoupment is not precluded by applicable law or employment agreements; and

•	the board concludes that, under the facts and circumstances, seeking recoupment would be in the best interest of Exelon and its shareholders.

Compensation Policies and Practices as They Relate to Risk Management

The compensation committee has considered Exelon’s policies and practices of compensating its employees, including non-executive officers, as they relate to risk management practices and risk-taking incentives and believes that such policies and practices are not reasonably likely to have a material adverse effect on Exelon. In this regard, the committee considered the following factors:

•	The annual and long-term incentive programs place limits on incentive compensation plans.

•	Incentive goals are not tailored solely to revenue-generating conduct.

•

The annual incentive program key performance indicators are reviewed in a challenge session by a senior management panel to make sure the goals are fair, reasonable, aligned with the overall business plan and balanced between financial and operational excellence.

•

The annual incentive program contains shareholder protection features that limit payouts on non-earnings components based on earnings performance, and the compensation committee reserves the right to curtail awards if a business unit under-performs.

•	Exelon has long-term incentive programs that are linked to shareholder value.

•	Officers are required to own Exelon stock, and performance shares are paid out over a two year period after they are earned.

•

The Exelon Long-term Incentive Plan provides that the compensation committee may amend or adjust the performance measures or other terms and conditions of an outstanding award in recognition of unusual or nonrecurring events affecting the company or its financial statements or changes in law or accounting principles.

•	The company has a recoupment policy.

Although the foregoing factors address financial risks, the compensation committee also considered that Exelon’s policies and practices include measures to make sure that the cost reduction and other goals designed to address financial performance do not present significant operational risk issues. These measures include the following:

•

For employees and all officers with business unit responsibilities, the annual incentive compensation program includes measures based on business unit operating measures, such as safety and reliability.

•	Management carefully tracks a variety of safety and reliability metrics on a routine basis to make sure that performance is not adversely affected by such things as cost reduction efforts.

Tax Consequences

Under Section 162(m) of the Internal Revenue Code, executive compensation in excess of $1 million paid to a CEO or other person among the three other highest compensated officers (excluding the CFO) is generally not deductible for purposes of corporate federal income taxes. However, qualified performance-based compensation, within the meaning of Section 162(m) and applicable regulations, remains deductible. The compensation committee intends to continue reliance on performance-based compensation programs, consistent with sound executive compensation policy. The compensation committee’s policy has been to seek to cause executive incentive compensation to qualify as “performance-based” in order to preserve its deductibility for federal income tax purposes to the extent possible, without sacrificing flexibility in designing appropriate compensation programs.

Because it is not “qualified performance-based compensation” within the meaning of Section 162(m), base salary is not eligible for a federal income tax deduction to the extent that it exceeds $1 million. Annual incentive awards and performance share units payable to NEOs are intended to be qualified performance-based compensation under Section 162(m), and are therefore deductible for federal income tax purposes. Restricted stock and restricted stock units are not deductible by the company for federal income tax purposes under the provisions of Section 162(m) to the extent an NEO’s compensation that is not “qualified performance-based compensation” is in excess of $1 million.

Under Section 4999 of the Internal Revenue Code, there is an excise tax if change in control or severance benefits are greater than 2.99 times the five-year average amount of income reported on an individual’s W-2. In April 2009 the Exelon compensation committee adopted a policy that no future employment or severance agreements that provide for benefits for NEOs on account of termination will include an excise tax gross-up. However, certain NEOs have change in control severance agreements that pre-date April 2009 that provide excise tax gross-ups, and avoid gross-ups by reducing payments to under the threshold if the amount otherwise payable to an executive is not more than 110% of the threshold.

Executive Compensation Data

The tables below summarize the total compensation paid or earned by each of the NEOs of PECO for the year ended December 31, 2012, presented in accordance with SEC requirements. Mr. O’Brien’s reported compensation includes the compensation he earned after ceasing to be an executive officer of PECO while serving as an executive officer of Exelon.

Salary amounts may not match the amounts discussed in Compensation Discussion and Analysis because that discussion concerns salary rates; the amounts reported in the Summary Compensation Tables reflect actual salaries paid during the year including the effect of changes in salary rates. Changes to base salary generally take effect on March 1, although in 2012 the base salary increases took effect on March 12 upon the closing of the Merger. There may also be changes at other times during the year to reflect promotions or changes in responsibilities.

Bonus reflects discretionary bonuses or amounts paid under the annual incentive plan on the basis of the individual performance multiplier or discretionary amounts approved by the Exelon compensation committee and the board of directors.

Stock awards and option awards show the grant date fair value calculated in accordance with FASB ASC Topic 718.

Stock awards consist primarily of performance share awards pursuant to the terms of the Long-Term Incentive Plan. In 2012, the compensation committee approved goals for performance share awards that included:

•	Operational excellence: delivering low cost, clean and reliable energy and operating our facilities safely;

•	Financial management: executing cost discipline and optimizing the balance sheet, cash flow, liquidity, and liability management to deliver value return;

•	Policy advocacy: engaging with stakeholders to shape public policy to benefit shareholders and consumers;

•	Opportunistic M&A: participating in industry consolidation only when the time and price are right;

•	Organic growth: creating commercial opportunities that leverage Exelon’s unique investment platform, such as the nuclear uprate program; and

•	Risk Management: protecting shareholder and bondholder value through active risk management.

The compensation committee determined that it would continue to set the maximum payout for performance shares at 125% of target, and the threshold payout at 75%. The 125% of target maximum may be increased, in individual cases, if a participant is awarded an individual performance multiplier, which can be up to 10% for senior vice presidents and higher officers and 20% for vice presidents.

The threshold, target and distinguished goals for performance share unit awards are established on the grant date (generally the date of the first compensation committee meeting in the fiscal year). The actual performance against the goals and the number of performance share unit awards are established on the award date (generally the date of the first compensation committee meeting after the completion of the fiscal year). Upon retirement or involuntary termination without cause, earned but non-vested shares are eligible for accelerated vesting. Performance share awards are paid 50% in Exelon common stock and 50% in cash, except for executive vice presidents and higher officers whose awards are paid 100% in cash if the officer has attained 200% of the applicable stock ownership requirement.

In limited cases, the compensation committee has determined that it is necessary to grant restricted shares of Exelon common stock or restricted stock units to executives as a means to recruit and retain talent. They may be used for new hires to offset annual or long-term incentives that are forfeited from a previous employer. They are also used as a retention vehicle and are subject to forfeiture if the executive voluntarily terminates, and in some cases may incorporate performance criteria as well as time-based vesting. When awarded, restricted stock or stock units are earned by continuing employment for a pre-determined period of time or, in some instances, after certain performance requirements are met. In some cases, the award may vest ratably over a period; in other cases, it vests in full at one or more pre-determined dates. Amounts of restricted shares held by each NEO, if any, are shown in the footnotes to the Outstanding Equity Table.

All option awards are made pursuant to the terms of the Long-Term Incentive Plan. All options are granted at a strike price that is not less than the fair market value of a share of stock on the date of grant. Fair market value is defined under the plans as the closing price on the grant date as reported on the New York Stock Exchange. Individuals receiving stock options are provided the right to buy a fixed number of shares of Exelon common stock at the closing price of such stock on the grant date. The target for the number of options awarded is determined by the portion of the long-term incentive value attributable to stock options and a theoretical value of each option determined by the compensation committee using a lattice binomial ratio valuation formula. Options vest in equal annual installments over a four-year period and have a term of 10 years. Employees who are retirement eligible are eligible for accelerated vesting upon retirement or termination without cause. Time vesting adds a retention element to the stock option program. All grants to the NEOs must be approved by the Exelon compensation committee, except grants to Messrs. Adams and O’Brien, who are also considered executive officers whose compensation must be approved by the full Exelon board of directors, who act after receiving recommendation from the compensation committee.

Non-equity incentive plan compensation includes the amounts earned under the annual incentive plan, determined by the extent to which the applicable financial and operational goals were achieved. The amount of the annual incentive target opportunity is expressed as a percentage of the officer’s or employee’s base salary, and actual awards are determined using the base salary at the end of the year. Threshold, target and distinguished (i.e. maximum) achievement levels are established for each goal. Threshold is set at the minimally acceptable level of performance, for a payout of 50% of target. Target is set consistent with the achievement of the business plan objectives. Distinguished is set at a level that significantly exceeds the business plan and has a low probability of payout, and is capped at 200% of target. Awards are interpolated to the extent performance falls between the threshold, target, and distinguished levels.

Summary Compensation Table

Name and Principal Position (A)	Year (B)	Salary ($) (C)	Bonus ($) See Note 7 (D)	Stock Awards ($) See Note 8 (E)	Option Awards ($) See Note 9 (F)	Non-Equity Incentive Plan Compensation ($) See Note 10 (G)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) See Note 11 (H)	All Other Compensation ($) See Note 12 (I)	Total ($) (J)
Adams (1)	2012	$416,769	$14,844	$517,790	$146,300	$296,888	$181,584	$17,193	$1,591,368
	2011	351,449	—	325,500	130,620	289,759	101,441	7,646	1,206,415
	2010	332,800	29,378	81,257	84,840	293,779	160,420	8,531	991,005
Barnett (2)	2012	327,860	9,075	219,065	62,700	181,500	60,015	27,314	887,529
	2011	317,617	7,500	238,700	93,300	216,709	50,030	21,490	945,346
	2010	309,900	12,435	65,402	67,064	248,695	59,205	11,876	774,577
Innocenzo (3)	2012	259,482	6,682	234,997	66,880	133,650	77,811	14,036	793,538
Alden (4)	2012	253,546	5,611	191,136	—	112,227	114,537	20,480	697,537
Diaz, Jr. (5)	2012	232,284	—	191,136	—	94,000	26,366	15,649	559,435
O’Brien (6)	2012	686,923	68,513	1,513,540	426,360	685,125	248,744	50,999	3,680,204
	2011	555,292	—	781,200	304,780	575,172	145,395	44,344	2,406,183
	2010	536,000	63,177	212,060	218,160	631,768	213,789	28,712	1,903,666

Notes to the Summary Compensation Tables

(1)	Craig L. Adams, President and Chief Executive Officer effective March 12, 2012.
(2)	Phillip S. Barnett, Senior Vice President, Chief Financial Officer and Treasurer.
(3)	Michael A. Innocenzo, Senior Vice President, Operations.
(4)	Mark F. Alden, Vice President, Customer Operations.
(5)	Romulo L. Diaz, Jr., Vice President and General Counsel.

(6)	Denis P. O’Brien, Senior Executive Vice President, Exelon, and CEO, Exelon Utilities; President and Chief Executive Officer until March 12, 2012.
(7)	In recognition of their overall performance, certain NEOs received an individual performance multiplier to their annual incentive payments or other special recognition awards in certain years.
(8)	The amounts shown in this column include the aggregate grant date fair value of stock awards granted on January 23, 2012 with respect to the performance period ending December 31, 2012 and, for Messrs. Alden and Diaz, Jr., the grant date fair value of restricted stock awards granted on March 12, 2012. The grant date fair value of the stock award have been computed in accordance with FASB ASC Topic 718 using the assumptions described in Note 17 of the Combined Notes to Exelon’s Consolidated Financial Statements. For the 2012 grants, the grant date fair value of their awards assuming that the highest level of performance conditions would be achieved was:

Adams	$711,961
Barnett	301,214
Innocenzo	323,121
Alden	143,388
Diaz, Jr.	143,388
O’Brien	2,081,118
(9)	The amounts shown in this column include the aggregate grant date fair value of stock option awards granted on March 12, 2012. The grant date fair value of the stock options award have been computed in accordance with FASB ASC Topic 718 using the assumptions described in Note 17 of the Combined Notes to Consolidated Financial Statements.
(10)	The amounts shown in this column for 2012 represent payments made pursuant to the Annual Incentive Program.
(11)	The amounts shown in the column represent the change in the accumulated pension benefit from December 31, 2011 to December 31, 2012. None of the NEOs had above market earnings in a Nonqualified Deferred Compensation account.
(12)	The amounts shown in this column include the items summarized in the following tables:

All Other Compensation

Name (a)	Perquisites ($) See Note 1 (b)	Reimbursement for Income Taxes ($) See Note 2 (c)	Payments or Accruals for Termination or Change in Control (CIC) ($) See Note 3 (d)	Company Contributions to Savings Plans ($) See Note 4 (e)	Company Paid Term Life Insurance Premiums ($) See Note 5 (f)	Dividends or Earnings not included in Grants ($) (g)	Total ($) (h)
Adams	$10,671	$932	$—	$—	$5,590	$—	$17,193
Barnett	6,977	670	—	16,820	2,847	—	27,314
Innocenzo	—	—	—	12,671	1,365	—	14,036
Alden	5,892	50	—	13,016	1,522	—	20,480
Diaz, Jr.	1,910	557	—	11,658	1,524	—	15,649
O’Brien	10,000	—	—	32,819	8,180	—	50,999

Notes to All Other Compensation Table

(1)	The amounts shown in this column represents the incremental cost to PECO to provide certain perquisites to NEOs as summarized in the Perquisites Table below.
(2)	Officers receive a reimbursement to cover applicable taxes when they work out of their home state and encounter double taxation in states and localities where they would not be eligible to receive a credit for such taxes when filing their taxes for their home state, as well as on imputed income for business-related spousal travel expenses for those cases where the personal benefit is closely related to the business purpose.

(3)	Represents the expense, if applicable, or the accrual of the expense that PECO has recorded during 2012 after the announcement of the officer’s retirement or resignation for severance related costs including salary and Annual Incentive Plan (AIP) continuation and other benefits as applicable.
(4)	Represents company matching contributions to the NEO’s qualified and non-qualified savings plans. The 401(k) plan is available to all employees and the annual contribution for 2012 was generally limited by IRS rules to $17,000. NEOs and other officers may participate in the Deferred Compensation Plan, into which payroll contributions in excess of the specified IRS limit are credited under the separate, unfunded plan that has the same portfolio of investment options as the 401(k) plan.
(5)	PECO provides basic term life insurance, accidental death and disability insurance, and long-term disability insurance to all employees, including NEOs. The values shown in this column include the premiums paid during 2012 for additional term life insurance policies for the NEOs, additional supplemental accidental death and dismemberment insurance and for additional long-term disability insurance over and above the basic coverage provided to all employees.

Perquisites

The following table indicates the various perquisites for which PECO incurred incremental costs in 2012 for each named executive officer. A checkmark (✓) indicates perquisite usage during 2012 by the NEO listed at the top of the column.

Perquisite	Adams	Barnett	Innocenzo	Alden	Diaz, Jr.	O’Brien
Spousal travel and entertainment (1)	✓	✓			✓
Company gifts and matching contributions (2)	✓				✓	✓
Financial Planning (3)		✓		✓
Physical Exam (4)		✓

Notes to Perquisite Table

(1)	For all executive officers, PECO will pay the cost of spousal travel, meals, and other related amenities when they attend company or industry-related events where it is customary and expected that officers attend with their spouses. The aggregate incremental cost to PECO for these expenses is included in column (b) of the All Other Compensation table as well as the additional cost to PECO to reimburse officers for the taxes on the imputed income attributable to their spousal travel, meals, and related amenities when attending company or industry-related events.
(2)	Executive officers may have the company make matching gifts to qualified charitable organizations up to $10,000 for 2012. All employees have an annual limit of $5,000 per year for matching gifts.
(3)	Executive officers may use a company paid vendor for financial planning purposes.
(4)	Executive officers may use company-provided vendors for comprehensive physical examinations and related follow-up testing.

Grants of Plan Based Awards

Name (a)	Grant Date (b)	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (See Note 1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (See Note 2)			All other Stock Awards: Number of Shares or Units (See Note 3) (#) (i)	All Other Options Awards: Number of Securities Underlying Options (#) (j)	Exercise or base Price of Option Awards. ($) (k)	Grant Date Fair Value of Stock and Option Awards (See Note 4) ($) (l)
		Threshold ($) (c)	Plan ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Adams	3/12/2012	$141,375	$282,750	$565,500
	1/23/2012				9,750	13,000	17,875				$517,790
	3/12/2012							—	35,000	$39.81	146,300
Barnett	3/12/2012	82,500	165,000	330,000
	1/23/2012				4,125	5,500	7,563				219,065
	3/12/2012							—	15,000	39.81	62,700
Innocenzo	3/12/2012	60,750	121,500	243,000
	1/23/2012				4,425	5,900	8,113				234,997
	3/12/2012							—	16,000	39.81	66,880
Alden	3/12/2012	51,012	102,024	204,048
	1/23/2012				1,800	2,400	3,600				95,592
	3/12/2012							2,400	—	39.81	95,544
Diaz, Jr.	3/12/2012	47,000	94,000	188,000
	1/23/2012				1,800	2,400	3,600				95,592
	3/12/2012							2,400	—	39.81	95,544
O’Brien	3/12/2012	326,250	652,500	1,305,000
	1/23/2012				28,500	38,000	52,250				1,513,540
	3/12/2012							—	102,000	39.81	426,360

Notes to Grants of Plan Based Awards Table

(1)	All NEOs have annual incentive plan target opportunities based on a fixed percentage of their base salary. Under the terms of the AIP, threshold performance earns 50% of the respective target, while performance at plan earns 100% of the respective target and the maximum payout is capped at 200% of target. For additional information about the terms of these programs, see Compensation Discussion and Analysis above.
(2)	NEOs have a long-term performance share target opportunity that is a fixed number of performance shares commensurate with the officer’s position. For additional information about the terms of these programs, see Compensation Discussion and Analysis and the narrative preceding the Summary Compensation Table above.
(3)	This column shows additional restricted share awards made during the year. The vesting dates of the awards are provided in the footnote 2 to the Outstanding Equity Table below.
(4)	This column shows the grant date fair value, calculated in accordance with FASB ASC Topic 718, of the performance share awards, stock options, and restricted stock granted to each NEO during 2012.

Fair value of performance share awards granted on January 23, 2012 are based on an estimated payout of 100% of target.

Outstanding Equity Awards at Year End

	Options (See Note 1)					Stock (See Note 2)
Name (a)	Number of Securities Underlying Unexercised Options That Are Exercisable (#) (b)	Number of Securities Underlying Unexercised Options That Are Not Exercisable (#) (c)	Option Exercise or Base Price ($) (d)	Option Grant Date (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Yet Vested (#) (g)	Market Value of Share or Units of Stock That Have Not Yet Vested Based on 12/31 Closing Price $29.74 ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Yet Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Yet Vested ($) (j)
Adams	—	35,000	$39.81	12-Mar-2012	12-Mar-2022	9,750	$289,965	13,000	$386,620
	5,250	15,750	43.40	24-Jan-2011	24-Jan-2021
	5,250	5,250	46.09	25-Jan-2010	24-Jan-2020
	8,775	2,925	56.51	26-Jan-2009	26-Jan-2019
	8,300	—	73.29	28-Jan-2008	27-Jan-2018
	8,500	—	59.96	22-Jan-2007	21-Jan-2017
	8,500	—	58.55	23-Jan-2006	22-Jan-2016
	7,000	—	42.85	24-Jan-2005	23-Jan-2015
	1,800	—	32.54	26-Jan-2004	25-Jan-2014
Barnett	—	15,000	39.81	12-Mar-2012	12-Mar-2022	4,217	125,414	5,500	$163,570
	3,750	11,250	43.40	24-Jan-2011	24-Jan-2021
	4,150	4,150	46.09	25-Jan-2010	24-Jan-2020
	7,050	2,350	56.51	26-Jan-2009	26-Jan-2019
	6,700	—	73.29	28-Jan-2008	27-Jan-2018
	8,500	—	59.96	22-Jan-2007	21-Jan-2017
	8,500	—	58.55	23-Jan-2006	22-Jan-2016
	9,675	—	42.85	24-Jan-2005	23-Jan-2015
	3,500	—	32.54	26-Jan-2004	25-Jan-2014
Innocenzo	—	16,000	39.81	12-Mar-2012	12-Mar-2022	2,681	79,733	5,900	$175,466
	1,900	1,900	46.09	25-Jan-2010	24-Jan-2020
	3,225	1,075	56.51	26-Jan-2009	26-Jan-2019
	3,400	—	73.29	28-Jan-2008	27-Jan-2018
	4,000	—	59.96	22-Jan-2007	21-Jan-2017
	6,700	—	58.55	23-Jan-2006	22-Jan-2016
	8,700	—	42.85	24-Jan-2005	23-Jan-2015
	6,500	—	32.54	26-Jan-2004	25-Jan-2014
Alden	1,900	1,900	46.09	25-Jan-2010	24-Jan-2020	5,181	154,083	2,400	$71,376
	3,225	1,075	56.51	26-Jan-2009	26-Jan-2019
	3,400	—	73.29	28-Jan-2008	27-Jan-2018
	3,000	—	59.96	22-Jan-2007	21-Jan-2017
	2,050	—	58.55	23-Jan-2006	22-Jan-2016
	1,988	—	42.85	24-Jan-2005	23-Jan-2015
Diaz, Jr.	1,900	1,900	46.09	25-Jan-2010	24-Jan-2020	5,040	149,890	2,400	$71,376
O’Brien	—	102,000	39.81	12-Mar-2012	12-Mar-2022	13,800	410,412	38,000	$1,130,120
	12,250	36,750	43.40	24-Jan-2011	24-Jan-2021
	13,500	13,500	46.09	25-Jan-2010	24-Jan-2020
	23,025	7,675	56.51	26-Jan-2009	26-Jan-2019
	22,000	—	73.29	28-Jan-2008	27-Jan-2018
	19,000	—	59.96	22-Jan-2007	21-Jan-2017
	20,000	—	58.55	23-Jan-2006	22-Jan-2016
	29,000	—	42.85	24-Jan-2005	23-Jan-2015
	30,000	—	32.54	26-Jan-2004	25-Jan-2014

Notes to Outstanding Equity Table

(1)

Non-qualified stock options are granted to NEOs pursuant to the company’s long-term incentive plans. Grants vest in four equal increments, beginning on the first anniversary of the grant date. All grants expire on the tenth anniversary of the grant date. For all data above, the number of Exelon shares and exercise prices have been adjusted to reflect the 2 for 1 stock split of May 5, 2004.
(2)	The amount shown includes the unvested portion of performance share awards earned with respect to the three-year performance periods ending December 31, 2011 and any unvested restricted stock unit awards as shown in the following table. The amount of shares shown in column (i) represents the target number of performance shares available to each NEO for the performance period ending December 31, 2012. Shares are valued at $29.74, the closing price on December 31, 2012.

Unvested Restricted Stock or Restricted Stock Units

Name	Grant Date	Number of Restricted Shares	Vesting Dates	Shares Vesting
Adams	01 Aug. 2008	4,000	01 Aug. 2013	4,000
Innocenzo	24 Jan. 2011	1,244	28 Jan. 2013	693
			27 Jan. 2014	694
Alden	24 Jan. 2011	1,240	28 Jan. 2013	692
			27 Jan. 2014	692
Alden	12 Mar. 2012	2,400	28 Jan. 2013	834
			27 Jan. 2014	834
			26 Jan. 2015	835
Diaz, Jr.	24 Jan. 2011	1,114	28 Jan. 2013	621
			27 Jan. 2014	621
Diaz, Jr.	12 Mar. 2012	2,400	28 Jan. 2013	834
			27 Jan. 2014	834
			26 Jan. 2015	835

Option Exercises and Stock Vested

Name (a)	Option Awards		Stock Awards (See Note 1)
	Number of Shares Acquired on Exercise (b) (#)	Value Realized on Exercise (c) ($)	Number of Shares Acquired on Vesting (d) (#)	Value Realized on Vesting (e) ($)
Adams	—	$—	4,527	$180,318
Barnett	—	—	3,418	136,145
Innocenzo	2,500	23,690	1,912	76,142
Alden	—	—	1,910	76,062
Diaz, Jr.	—	—	1,601	63,785
O’Brien (2)	30,000	127,650	11,198	446,028

Notes to Option Exercises and Stock Vested Table

(1)	Share amounts are generally composed of performance shares that vested on January 23, 2012, which included the first 1/3 of the grant made with respect to the three-year performance period ending December 31, 2011 and the last 1/3 of the grant made with respect to the three-year performance period ending December 31, 2009. Shares were valued at $39.83 upon vesting.
(2)	Mr. O’Brien exercised expiring options pursuant to a trading plan designed to comply with the requirements of Rule 10b5-1.

Pension Benefits

Exelon sponsors the Exelon Corporation Retirement Program, a traditional defined benefit pension plan that covers certain management employees who commenced employment prior to January 1, 2001 and certain collective bargaining unit employees. The Exelon Corporation Retirement Program includes the Service Annuity Plan (“SAP”), which is the legacy PECO pension plan. Effective January 1, 2001, Exelon also established a cash balance defined benefit pension plan in order to both reduce future retirement benefit costs and provide an option that is portable as the company anticipated a work force that was more mobile than the traditional utility workforce. The cash balance defined benefit pension plan covers management employees and certain collective bargaining unit employees hired on or after such date, as well as certain management employees hired prior to such date who elected to transfer to a cash balance plan. Each of these plans is intended to be tax-qualified under Section 401(a) of the Internal Revenue Code. An employee can participate in only one of the qualified pension plans.

Under the cash balance pension plan, a notional account is established for each participant, and the account balance grows as a result of annual benefit credits and annual investment credits. (Employees who participated in the SAP prior to January 1, 2001 and elected to transfer to the cash balance plan also have a frozen transferred benefit from the former plan, and received a “transition” credit based on their age, service and compensation at the time of transfer.) Beginning January 1, 2008, the annual benefit credit under the plan is 7.00% of base pay and annual incentive award. For the portion of the account balance accrued beginning January 1, 2008, the annual investment credit is the third segment spot rate of interest on long-term investment grade corporate bonds. The segment rate will be determined as of November of the year for which the cash balance account receives the investment credit. For the portion of the benefit accrued before January 1, 2008, pending Internal Revenue Service guidance, the annual investment credit is the greater of 4%, or the average for the year of the S&P 500 Index and the applicable interest rate specified in Section 417(e) of the Internal Revenue Code that is used to determine lump sum payments (the interest rate is determined in November of each year). Benefits are vested after three years of service, and are payable in an annuity or a lump sum at any time following termination of employment. Apart from the benefit credits and vesting requirement, and as described above, years of service are not relevant to a determination of accrued benefits under the cash balance pension plan.

The Internal Revenue Code limits to $250,000 the individual 2012 annual compensation that may be taken into account under the tax-qualified retirement plan. As permitted by Employee Retirement Income Security Act, Exelon sponsors a supplemental executive retirement plans (or “SERP”) that allows the payment to a select group of management or highly-compensated individuals out of its general assets of any benefits calculated under provisions of the applicable qualified pension plan which may be above these limits. The SERP offers a lump sum as an optional form of payment, which includes the value of the marital annuity, death benefits and other early retirement subsidies at a designated interest rate. For participants in the cash balance pension plan, the lump sum is the value of the non-qualified account balance. The values of the lump sum amounts do not include the value of any pension benefits covered under the qualified pension plans, and the methods and assumptions used to determine the non-qualified lump sum amount are different from the assumptions used to generate the present values shown in the tables of benefits to be received upon retirement, termination due to death or disability, involuntary separation not related to a change in control, or upon a qualifying termination following a change in control which appear later in this document.

Under the terms of the SERP, participants are provided the amount of benefits they would have received under the SAP or cash balance plan, as applicable, but for the application of the Internal Revenue Code limits.

As of January 1, 2004, Exelon does not grant additional years of credited service to executives under the SERP for any period in which services are not actually performed, except that up to two years of service credits may be provided under severance or change in control agreements first entered into after such date. Service credits previously available under employment, change in control or severance agreements or arrangements (or any successors arrangements) are not affected by this policy.

The amount of the change in the pension value for each of the named executive officers is the amount included in the Summary Compensation Table above in the column headed “Change in Pension Value & Nonqualified

Deferred Compensation Earnings.” The present value of each NEO’s accumulated pension benefit is shown in the following tables. The assumptions used in estimating the present values include the following: for cash balance plan participants, pension benefits are assumed to begin at the earliest unreduced age. The lump sum rate amounts are determined using the account balance for cash balance pension plan participants. The lump sum amounts are discounted from the assumed retirement date at the applicable discount rates of 4.74% as of December 31, 2011 and 3.92% as of December 31, 2012. The applicable mortality table as of December 31, 2011 is the IRS-required mortality table for 2012 funding valuation. The applicable table as of December 31, 2012 is the IRS required mortality table for 2013 funding valuation.

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit ($) (d)	Payments During Last Fiscal Year ($) (e)
Adams	Cash Balance	23.38	$942,215	$—
	SERP	23.38	714,138	—
Barnett	Cash Balance	9.68	196,473	—
	SERP	9.68	193,959	—
Innocenzo	Cash Balance	24.55	565,619	—
	SERP	24.55	87,068	—
Alden	Cash Balance	30.70	893,003	—
	SERP	30.70	217,445	—
Diaz, Jr.	Cash Balance	4.60	86,908	—
	SERP	4.60	16,763	—
O’Brien	Cash Balance	30.51	956,737	—
	SERP	30.51	1,020,159	—

Deferred Compensation Programs

Exelon offers deferred compensation plans to permit the deferral of certain cash compensation to facilitate tax and retirement planning and satisfaction of stock ownership requirements for executives and key managers. Exelon maintains non-qualified deferred compensation plans that are open to certain highly-compensated employees, including the NEOs.

The Exelon Deferred Compensation Plan is a non-qualified plan that permits legacy Exelon executives and key managers to defer receipt of base compensation and the company to credit related matching contributions that would have been contributed to the Exelon Corporation Employee Savings Plan (the company’s tax-qualified 401(k) plan) but for the applicable limits under the Internal Revenue Code. The Deferred Compensation Plans permit participants to defer taxation of a portion of their income. It benefits the company by deferring the payment of a portion of its compensation expense, thus preserving cash.

The Exelon Employee Savings Plan is tax-qualified under Sections 401(a) and 401(k) of the Internal Revenue Code (the “Code”). Exelon maintains the Employee Savings Plan to attract and retain qualified employees, including the NEOs, and to encourage employees to save some percentage of their cash compensation for their eventual retirement. The Employee Savings Plan permits employees to do so, and allows the company to make matching contributions in a relatively tax-efficient manner. The company maintains the excess matching feature of the Deferred Compensation Plan to enable key management employees to save for their eventual retirement to the extent they otherwise would have were it not for the limits established by the IRS for purposes of federal tax policy.

The Stock Deferral Plan is a non-qualified plan that permitted legacy Exelon executives to defer performance share units prior to 2007.

In response to declining plan enrollment and the administrative complexity of compliance with Section 409A of the Code, the compensation committee approved amendments to the Deferred Compensation and Stock Deferral Plans at its December 4, 2006 meeting. The amendments cease future compensation deferrals for the Stock Deferral Plan and Deferred Compensation Plan other than the excess Employee Savings Plan contribution deferrals.

The following tables show the amounts that NEOs have accumulated under both the Deferred Compensation Plans and the Stock Deferral Plan. Both plans were closed to new deferrals of base pay (other than excess Employee Savings Plan deferrals), annual incentive payments or performance shares awards in 2007, and participants were granted a one-time election to receive a distribution of their accumulated balance in each plan during 2007. Existing balances will continue to accrue dividends or other earnings until payout upon termination. Balances in the Deferred Compensation Plan will be settled in cash upon the termination event selected by the officer and will be distributed either in a lump sum, or in annual installments. Share balances in the Stock Deferral Plan continue to earn the same dividends that are available to all shareholders, which are reinvested as additional shares in the plan. Balances in the plan are distributed in shares of Exelon stock in a lump sum or installments upon termination of employment.

The Deferred Compensation Plan continues in effect, without change, for those officers who participate in the 401(k) savings plan and who reach their statutory contribution limit during the year. After this limit is reached, their elected payroll contributions and company matching contribution will be credited to their account in the Deferred Compensation Plan. The investment options under the Deferred Compensation Plan consist of a basket of mutual funds benchmarks that mirror those funds available to all employees through the 401(k) plan, with the exception of one benchmark fund that offers a fixed percentage return over a specified market return. Deferred amounts represent unfunded unsecured obligations of the company.

Nonqualified Deferred Compensation

Name (a)	Executive Contributions in 2012 (b) Note (1)	Registrant Contributions in 2012 (c) Note (2)	Aggregate Earnings in 2012 (d) Note (3)	Aggregate Withdrawals/ Distributions (e)	Aggregate Balance at 12/31/12 (f) Notes (4)(5)
Adams	$—	$—	$—	$—	$—
Barnett	32,179	10,870	14,332	—	265,160
Innocenzo	21,922	6,819	36,761	—	390,685
Alden	21,032	7,052	(95,138)	—	268,818
Diaz, Jr. (6)	17,843	5,966	2,531	—	66,948
O’Brien (6)	21,846	19,931	41,538	—	1,629,431

Notes to Nonqualified Deferred Compensation Table

(1)	The full amount shown for executive contributions is included in the base salary figures for each NEO shown above in the Summary Compensation Table.
(2)	The full amount shown under registrant contributions is included in the company contributions to savings plans for each NEO shown above in the All Other Compensation Table.
(3)	The amount shown under aggregate earnings reflects the NEO’s gain or loss based upon the individual allocation of their notional account balance into the basket of mutual fund benchmarks. These gains or losses do not represent current income to the NEO and have not been included in any of the compensation tables shown above.
(4)	For all NEOs the aggregate balance (Column f) shown above includes those amounts, both executive contributions and registrant contributions, that have been disclosed either as base salary as described in Note 1 or as company contributions under all other compensation as described in Note 2 for the current fiscal year.

(5)	For Messrs, Barnett, Innocenzo, Alden, Diaz, Jr. and O’Brien column (f) includes $199,806, $28,741, $28,084, $23,808 and $701,752 respectively of executive contributions and registrant contributions that have been previously disclosed in summary compensation tables as either base salary, bonus, non-equity incentive plan compensation, or as all other compensation for prior years.
(6)	For Messrs. Alden and O’Brien the amounts shown in column (d) and column (f) also include the aggregate earnings and aggregate balance respectively of their Stock Deferral Plan accounts.

Potential Payments upon Termination or Change in Control

Change in control employment agreements and severance plan covering other named executives

Exelon’s change in control and severance benefits policies were initially adopted in January 2001 and harmonized the policies of Exelon’s predecessor companies. In adopting the policies, the compensation committee considered the advice of a consultant who advised that the levels were consistent with competitive practice and reasonable. The Exelon benefits currently include multiples of change in control benefits ranging from two times base salary and annual bonus for corporate and subsidiary vice presidents to 2.99 times base salary and annual bonus for the executive committee and select senior vice presidents and higher officers other than the CEO. In 2003, the compensation committee reviewed the terms of the Exelon Corporation Senior Management Severance Plan (“SMSP”) and revised it to reduce the situations when an executive could terminate and claim severance benefits for “good reason”, clarified the definition of “cause”, and reduced non-change in control benefits for executives with less than two years of service. In December 2004, the compensation committee’s consultant presented a report on competitive practice on executive severance. The competitive practices described in the report were generally comparable to the benefits provided under Exelon’s severance policies. In discussing the compensation consultant’s December 2007 annual report to the committee on compensation trends, the consultant commented that Exelon’s change in control and severance policies were conservative, citing the use of double triggers, and that they remained competitive. In April 2009 the compensation committee adopted a policy that Exelon would not include excise tax gross-up payment provisions in senior executive employment, change in control, or severance plans, programs or agreements that are entered into, adopted or materially amended on or after April 2, 2009 (other than renewals of existing arrangements that are not materially amended or arrangements assumed pursuant to a corporate transaction).

PECO named executive officers have entered into individual change in control employment agreements or are covered by the change in control provisions of the SMSP, which generally protect such executives’ position and compensation levels for two years after a change in control of Exelon. The individual agreements are initially effective for a period of two years, and provide for a one-year extension each year thereafter until cancellation or termination of employment. The plan does not have a specific term.

During the 24-month period following a change in control, or, with respect to an executive with an individual agreement, during the 18-month period following another significant corporate transaction affecting the executive’s business unit in which Exelon shareholders retain between 60% and 66 2/3% control (a significant acquisition), if a named executive officer resigns for good reason or if the executive’s employment is terminated by Exelon other than for cause or disability, the executive is entitled to the following:

•	the executive’s annual incentive and performance share unit awards for the year in which termination occurs;

•

severance payments equal to 2.99 (or 2.0 if the executive does not have an individual agreement) times the sum of (1) the executive’s base salary plus (2) the higher of the executive’s target annual incentive for the year of termination or the executive’s average annual incentive award payments for the two years preceding the termination, but not more than the annual incentive for the year of termination based on actual performance before the application of negative discretion;

•

a benefit equal to the amount payable under the SERP determined as if (1) the SERP benefit were fully vested, (2) the executive had 2.99 additional years of age and years of service (2.0 years for executives who first entered into such agreements after 2003 or do not have such agreements) and (3) the severance pay constituted covered compensation for purposes of the SERP;

•	a benefit equal to the actuarial equivalent present value of any non-vested accrued benefit under Exelon’s qualified defined benefit retirement plan;

•

all previously-awarded stock options, performance shares or units, restricted stock, or restricted share units become fully vested, and the stock options remain exercisable until (1) the option expiration date, for options granted before January 1, 2002 or (2) the earlier of the fifth anniversary of his termination date or the option’s expiration date, for options granted after that date;

•

life, disability, accident, health and other welfare benefit coverage continues during the severance pay period on the same terms and conditions applicable to active employees, followed by retiree health coverage if the executive has attained at least age 50 and completed at least ten years of service (or any lesser eligibility requirement then in effect for regular employees); and

•	outplacement services for at least twelve months.

The change in control benefits are also provided if the executive is terminated other than for cause or disability, or terminates for good reason (1) after a tender offer or proxy contest commences, or after Exelon enters into an agreement which, if consummated, would cause a change in control, and within one year after such termination a change in control does occur, or (2) within two years after a sale or spin-off of the executive’s business unit in contemplation of a change in control that actually occurs within 60 days after such sale or spin-off (a disaggregation) if the executive has an individual agreement.

A change in control under the individual change in control employment agreements and the SMSP generally occurs:

•	when any person acquires 20% of Exelon’s voting securities;

•

when the incumbent members of the Exelon board of directors (or new members nominated by a majority of incumbent directors) cease to constitute at least a majority of the members of the Exelon board of directors;

•

upon consummation of a reorganization, merger or consolidation, or sale or other disposition of at least 50% of Exelon’s operating assets (excluding a transaction where Exelon shareholders retain at least 60% of the voting power); or

•	upon shareholder approval of a plan of complete liquidation or dissolution.

The term good reason under the individual change in control employment agreements generally includes any of the following occurring within two years after a change in control or disaggregation or within 18 months after a significant acquisition:

•	a material reduction in salary, incentive compensation opportunity or aggregate benefits, unless such reduction is part of a policy, program or arrangement applicable to peer executives;

•	failure of a successor to assume the agreement;

•	a material breach of the agreement by Exelon; or

•

any of the following, but only after a change in control or disaggregation: (1) a material adverse reduction in the executive’s position, duties or responsibilities (other than a change in the position or level of officer to whom the executive reports or a change that is part of a policy, program or arrangement applicable to peer executives) or (2) a required relocation by more than 50 miles.

The term cause under the change in control employment agreements generally includes any of the following:

•

refusal to perform or habitual neglect in the performance of duties or responsibilities or of specific directives of the officer to whom the executive reports which are not materially inconsistent with the scope and nature of the executive’s duties and responsibilities;

•

willful or reckless commission of acts or omissions which have resulted in or are likely to result in a material loss or material damage to the reputation of Exelon or any of its affiliates, or that compromise the safety of any employee;

•	commission of a felony or any crime involving dishonesty or moral turpitude;

•	material violation of the code of business conduct which would constitute grounds for immediate termination of employment, or of any statutory or common-law duty of loyalty; or

•	any breach of the executive’s restrictive covenants.

PECO named executive officers who have entered into such change in control employment agreements prior to April 2, 2009 (and which have not been materially amended after such date) will be eligible to receive an additional payment to cover excise taxes imposed under Section 4999 of the Internal Revenue Code on excess parachute payments or under similar state or local law, but only if the amount of payments and benefits subject to these taxes exceeds 110% of the safe harbor amount that would not subject the employee to these excise taxes. If the amount does not exceed 110% of the safe harbor amount, then payments and benefits subject to these taxes would be reduced or eliminated to equal the safe harbor amount.

If a named executive officer resigns for good reason or is terminated by Exelon other than for cause or disability, in each case under circumstances not involving a change in control or similar provision described above, the named executive officer may be eligible for the following non-change in control benefits under the SMSP:

•	prorated payment of the executive’s annual incentive and performance share unit awards for the year in which termination occurs;
•	for a 15 to 24 month severance period, continued payment of an amount representing base salary and target annual incentive;

•	a benefit equal to the amount payable under the SERP determined as if the severance payments were paid as ordinary base salary and annual incentive;

•

during the severance period, continuation of health, basic life and other welfare benefits the executive was receiving immediately prior to the severance period on the same terms and conditions applicable to active employees, followed by retiree health coverage if the executive has attained at least age fifty and completed at least ten years of service (or any lesser eligibility requirement then in effect for non-executive employees); and

•	outplacement services for at least six months.

Payments under individual agreements entered into after April 2, 2009 or the SMSP are subject to reduction by Exelon to the extent necessary to avoid imposition of excise taxes imposed by Section 4999 of the Internal Revenue Code on excess parachute payments or under similar state or local law.

The term good reason under the SMSP means either of the following:

•

a material reduction of the executive’s salary (or, with respect to a change in control, incentive compensation opportunity or aggregate benefits) unless such reduction is part of a policy, program or arrangement applicable to peer executives of Exelon or of the business unit that employs the executive; or

•

a material adverse reduction in the executive’s position or duties (other than a change in the position or level of officer to whom the executive reports) that is not applicable to peer executives of Exelon or of the executive’s business unit, but excluding under the non non-change in control provisions of the plan any change (1) resulting from a reorganization or realignment of all or a significant portion of the business, operations or senior management of Exelon or of the executive’s business unit or (2) that generally places the executive in substantially the same level of responsibility.

With respect to a change in control, the term good reason under the plan also includes a required relocation of more than 50 miles.

The term cause under the SMSP has the same meaning as the definition of such term under the individual change in control employment agreements.

Benefits under the change in control employment agreements and the SMSP are subject to termination upon an executive’s violation of the executive’s restrictive covenants, and incentive payments under the agreements and the plan may be subject to the recoupment policy adopted by the Compensation Committee of the Board of Directors.

Estimated Value of Benefits to be Received Upon Retirement

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they retired as of December 31, 2012. These payments and benefits are in addition to the present value of the accumulated benefits from each NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in the tables within the Nonqualified Deferred Compensation section.

Name	Cash Payment ($) Note (1)	Value of Unvested Equity Awards ($) Note (2)	Total Value of All Payments and Benefits ($) Note (3)
Adams	$297,000	$654,000	$951,000
Barnett	—	—	—
Innocenzo	—	—	—
Alden	112,000	236,000	348,000
Diaz, Jr.	—	—	—
O’Brien	685,000	1,823,000	2,508,000

Notes to Benefits to be Received Upon Retirement Table

(1)	Under the terms of the 2012 AIP, a pro-rated actual incentive award is payable upon retirement assuming an Individual Performance Multiplier (IPM) of 100% and based on the number of days worked during the year of retirement. The amount above represents the executives’ 2012 annual incentive payout (after Company/Business Unit performance was determined) before applying the executive’s IPM, if applicable.
(2)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination due to retirement, and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock or restricted stock units that may vest upon retirement. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2012, which was $29.74 and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. If an NEO has attained age 50 with 10 or more years of service (or deemed service), the executive’s unvested stock options will vest upon termination of employment because he or she has satisfied the definition of retirement under the LTIP. For all performance share units and restricted shares or restricted share units, the value is based on the December 31, 2012 closing price of Exelon stock.
(3)	The estimate of total payments and benefits is based on a December 31, 2012 retirement date.

Estimated Value of Benefits to be Received Upon Termination due to Death or Disability

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming their employment is terminated due to death or disability as of December 31, 2012. These payments and benefits are in addition to the present value of the accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in tables within the Nonqualified Deferred Compensation section.

Name	Cash Payment ($) Note (1)	Value of Unvested Equity Awards ($) Note (2)	Total Value of All Payments and Benefits ($) Note (3)
Adams	$297,000	$773,000	$1,070,000
Barnett	181,000	329,000	510,000
Innocenzo	134,000	314,000	448,000
Alden	112,000	236,000	348,000
Diaz, Jr.	94,000	232,000	326,000
O’Brien	685,000	1,823,000	2,508,000

Notes to Benefits to be Received Upon Termination due to Death or Disability Table

(1)	Under the terms of the 2012 AIP, a pro-rated actual incentive award is payable upon death or disability assuming an Individual Performance Multiplier (IPM) of 100% and based on the number of days worked during the year of termination. The amount above represents the NEO’s 2012 annual incentive payout (after Company/Business Unit performance was determined) before applying the NEO’s IPM, if applicable.
(2)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination due to death or disability, and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock or restricted stock units that may vest upon death or disability. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2012, which was $29.74 and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. Under the terms of the LTIP, if an optionee terminates employment due to death or disability, all options vest upon termination. For all performance share units and restricted shares or restricted share units, the value is based on the December 31, 2012 closing price of Exelon stock.
(3)	The estimate of total payments and benefits is based on a December 31, 2012 termination due to death or disability.

Estimated Value of Benefits to be Received Upon Involuntary Separation Not Related to a Change in Control

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they were terminated as of December 31, 2012 under the terms of the Amended and Restated SMSP. These payments and benefits are in addition to the present value of the accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in the tables within the Nonqualified Deferred Compensation section.

Name	Cash Payment ($) Note (1)	Retirement Benefit Enhancement ($) Note (2)	Value of Unvested Equity Awards ($) Note (3)	Health and Welfare Benefit Continuation ($) Note (4)	Perquisites and Other Benefits ($) Note (5)	Total Value of All Payments and Benefits ($) Note (6)
Adams	$1,733,000	$104,000	$759,000	$35,000	$40,000	$2,671,000
Barnett	800,000	50,000	329,000	20,000	40,000	1,239,000
Innocenzo	623,000	34,000	277,000	18,000	40,000	992,000
Alden	558,000	34,000	198,000	18,000	40,000	848,000
Diaz, Jr.	505,000	30,000	198,000	13,000	40,000	786,000
O’Brien	3,440,000	193,000	1,823,000	42,000	40,000	5,538,000

Notes to Benefits to be Received Upon Involuntary Separation Not Related to a CIC Table

(1)	Represents the estimated severance benefit plus the annual incentive for the year of termination. In addition, under Section 4.2 of the Severance Plan, the severance benefit includes a pro-rated annual incentive award that is payable upon involuntary separation or qualifying voluntary separation based on the days worked during the year of termination and assuming the NEO’s individual performance multiplier (“IPM”) is 100% pursuant to the terms in the 2012 AIP. The amount above represents the executives’ 2012 annual incentive payout (after Company/Business Unit performance was determined) before applying the NEO’s IPM, if applicable. For Messrs. Adams and O’Brien, the severance benefit is equal to 2 times the sum of the executive’s (i) current base salary and (ii) target annual incentive. For all other executives, the severance benefit is equal to 1.25 times the sum of the executive’s (i) current base salary and (ii) target annual incentive.
(2)	The retirement benefit enhancement consists of a one-time lump sum payment based on the actuarial present value of a benefit under the non-qualified pension plan assuming that the severance pay period was taken into account for purposes of vesting, and the severance pay constituted covered compensation for purposes of the non-qualified pension plan.
(3)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned, but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination, if termination occurs due to involuntary separation (other than for cause), and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock that may vest upon involuntary separation not related to a change in control. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2012, which was $29.74, and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. If an NEO has attained age 50 with 10 or more years of service (or certain deemed service), his or her unvested stock options will vest upon termination of employment because the NEO has satisfied the definition of retirement under the LTIP. For all performance shares or restricted shares, the value is based on the December 31, 2012 closing price of Exelon stock.
(4)	Estimated costs of healthcare, life insurance, and long-term disability coverage which continue during the severance period.
(5)	Estimated costs of outplacement services for up to 12 months for all NEOs.
(6)	The estimate of total payments and benefits is based on a December 31, 2012 termination date. The executives are participants in the SMSP and severance benefits are determined pursuant to Section 4 of the SMSP.

Estimated Value of Benefits to be Received Upon a Qualifying Termination following a Change in Control

The following tables show the estimated value of payments and other benefits to be conferred upon the NEOs assuming they were terminated upon a qualifying change in control as of December 31, 2012. The company has entered into change in control agreements with Messrs. Adams and O’Brien. These payments and benefits are in addition to the present value of accumulated benefits from the NEO’s qualified and non-qualified pension plans shown in the tables within the Pension Benefit section and the aggregate balance due to each NEO that is shown in tables within the Nonqualified Deferred Compensation section.

Name	Cash Payment ($) Note (1)	Retirement Benefit Enhancement ($) Note (2)	Value of Unvested Equity Awards ($) Note (3)	Health and Welfare Benefit Continuation ($) Note (4)	Perquisites and Other Benefits ($) Note (5)	Modified Gross-Up Payment / Scaleback Note (6)	Total Value of All Payments and Benefits ($) Note (7)
Adams	$2,500,000	$155,000	$773,000	$53,000	$40,000	$ Not Required	$3,521,000
Barnett	1,319,000	80,000	329,000	32,000	40,000	Not Required	1,800,000
Innocenzo	917,000	55,000	314,000	28,000	40,000	Not Required	1,354,000
Alden	886,000	54,000	236,000	29,000	40,000	Not Required	1,245,000
Diaz, Jr.	791,000	49,000	232,000	21,000	40,000	(127,000)	1,006,000
O’Brien	4,807,000	194,000	1,823,000	63,000	40,000	Not Required	6,927,000

Notes to Benefits to be Received Upon a Qualifying Termination following a CIC Table

(1)	For Messrs. Adams and O’Brien, the cash payment includes a severance payment and his annual incentive for the year of termination assuming an IPM of 100%. The severance benefit is equal to 2.99 times the sum of the executive’s (i) current base salary and (ii) Severance Incentive. Cash Payment also includes an additional payment for Mr. O’Brien of $35,000. The Severance Incentive is defined as the greater of the (i) target annual incentive for the year of termination and (ii) the average annual incentive paid for the two years prior to the year of termination (i.e., the 2010 and 2011 actual annual incentives). For all other executives, the severance benefit is equal to 2 times the sum of the executive’s (i) current base salary and (ii) Severance Incentive.
(2)	The retirement benefit enhancement consists of a one-time lump sum payment based on the actuarial present value of a benefit under the non-qualified pension plan assuming that the severance pay period was taken into account for purposes of vesting, and the severance pay constituted covered compensation for purposes of the non-qualified pension plan.
(3)	The Value of Unvested Equity Awards includes the sum of previously unvested stock options, previously earned but unvested performance share units, a pro-rated performance share unit award based on actual results for the year of termination due to a change in control, and, if applicable (depending upon each officer’s individual restricted stock or restricted stock unit awards (if any)), the value of any unvested restricted stock that may vest upon a change in control. For previously unvested stock options, the value is determined by taking the spread between the closing price of Exelon stock on December 31, 2012, which was $29.74, and the exercise price of each unvested stock option grant, multiplied by the number of unvested options. If an NEO has attained age 50 with 10 or more years of service (or certain deemed service), the NEO’s unvested stock options will vest upon termination of employment because the NEO has satisfied the definition of retirement under the LTIP. For all performance shares or restricted shares, the value is based on the December 31, 2012 closing price of Exelon stock.
(4)	Estimated costs of healthcare, life insurance and long-term disability coverage which continues during the severance period.
(5)	Estimated costs of outplacement services for up to 12 months for all NEOs.
(6)

Amounts in this column represent the estimated value of the required excise tax gross-up payment or scaleback, if applicable. In 2009, the compensation committee adopted a policy that no future employment or severance agreements would provide for an excise tax gross-up payment. The SMSP will reduce the executive’s parachute payments to the safe harbor in order to avoid the excise tax imposed under Section 4999 of the Internal Revenue Code. CIC Employment Agreements that become effective after April 2, 2009 also will reduce the executive’s parachute payments to the safe harbor amount, but only if the executive’s after-tax benefits would be higher following such a reduction. Mr. O’Brien has a grandfathered CIC Employment Agreements, which still entitles him to an excise tax gross-up payment only if the present value of his parachute payment exceeds his safe harbor amount by more than 10%. If his parachute payments do not exceed the amount permitted by the IRS by more than 10%, his payments are reduced to his safe harbor amount. Amounts in this column represent the estimated value of the required excise tax gross-up payment or scaleback, if applicable.
(7)	The estimate of total payments and benefits is based on a December 31, 2012 termination date. The company has entered into a change of control agreement with Messrs. Adams and O’Brien. All other executives participate in the SMSP and severance benefits are determined pursuant to Section 4 of the SMSP.

Compensation Committee Interlocks and Insider Participation

During 2012 no officers or employees or former officers of PECO participated in deliberations of the PECO board concerning executive officer compensation except Messrs. Adams, Crane, and O’Brien. They were only involved in deliberations concerning the compensation of executive officers other than themselves.

Non-Employee Director Compensation

For their service as directors of the company in 2012, PECO’s non-employee directors received the compensation that is shown in the following table and explained in the accompanying notes. Three directors who are employed by Exelon or PECO (specifically, Mr. Crane, Mr. O’Brien, and Mr. Adams) are not shown in the table and receive no additional compensation for their service as directors.

	Fees Earned or Paid in Cash		Change in Pension Value and Nonqualified Compensation Earnings (Note 1)
Committee Membership	Annual Board & Committee Retainers	Board & Committee Meeting Fees		All Other Compensation (Note 2)	Total
M. Walter D’Alessio	$—	$8,000	$—	$—	$8,000
Nelson A. Diaz	—	8,000	—	—	8,000
Rosemarie B. Greco	—	6,000	—	—	6,000
Charisse R. Lillie	70,000	8,000	—	—	78,000
Thomas J. Ridge	—	8,000	—	—	8,000
Ronald Rubin	70,000	6,000	66	—	76,066

Total All Directors	$140,000	$44,000	$—	$—	$184,066

(1)	Values in this column represent that portion of the directors accrued earnings in their non-qualified deferred compensation account that were considered as above market. See the description below under the heading “Deferred Compensation.” For 2012, Mr. Rubin recognized such earnings during 2012.
(2)	Values in this column represent the Company’s matching portion of the director’s contribution to qualified educational institutions pursuant to Exelon’s matching Gift Plan described below in Other Compensation.

Fees Earned or Paid in Cash

Non-employee members of the PECO board receive an annual retainer of $70,000 paid quarterly in arrears. Members of the PECO board who are also members of the Exelon board do not receive this retainer. Non-employee directors receive $2,000 for each board or committee meeting attended whether in person or by means of teleconferencing or video conferencing equipment.

Deferred Compensation

Directors may elect to defer any portion their cash compensation in a non-qualified multi-fund deferred compensation plan. Each director has an unfunded account where the dollar balance can be invested in one or more of several mutual funds, including one fund composed entirely of Exelon common stock. Fund balances (including those amounts invested in the Exelon common stock fund) will be settled in cash and may be distributed in a lump sum or in annual installment payments upon a director’s reaching age 65, age 72 or upon retirement from the board. These funds are identical to those that are available to executive officers and are generally identical to those available to company employees who participate in the Exelon Employee Savings Plan. Directors and executive officers have one additional fund not available to employees that, through its composition, provides returns that can be in excess of 120% of the Federal long-term rate that is used by the IRS to determine above market returns. During 2012 Mr. Rubin had investments in this fund.

The PECO board does not grant any type of equity.

Other Compensation

PECO pays the cost of a director’s spouse’s travel and meals when the spouses are invited to attend Exelon, PECO or industry related events where it is customary and expected that directors attend with their spouses. The cost of such travel and meals is imputed to the director as additional taxable income. However, in most cases there is no incremental cost to PECO of providing travel for a director’s spouse when he or she accompanies the director, and the only additional costs to PECO are those for meals and other minor expenses and to reimburse the director for the taxes on the imputed income. There were no such incremental costs during 2012 and no reimbursements for income taxes paid during 2012. Exelon has a matching gift program available to directors and officers that matches their contributions to educational institutions up to $15,000 per year and a matching gift program for executives and other officers that matches executive contributions up to $10,000 and up to $5,000 for other officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

As of December 31, 2013, PECO had outstanding 170,478,507 shares of common stock, all of which are indirectly owned by Exelon, and 874,720 shares of preferred stock. All of the preferred stock is being redeemed on May 1, 2013. No other person is known to PECO to be the beneficial owner of more than 5% of the combined voting power of the PECO common stock and preferred stock. None of the nominees for director or any of the named officers own any PECO preferred stock.

The following table shows the ownership of Exelon common stock as of December 31, 2012 by (1) any director of PECO, (2) each named executive officer of PECO named in the Summary Compensation Table, and (3) all directors and executive officers of PECO as a group.

No PECO securities are authorized for issuance under equity compensation plans.

	[A]	[B]	[C]	[D]=[A]+[B]+[C]	[E]	[F]=[D]+[E]
	Beneficially Owned Shares	Shares Held in Company Plans (Note 1)	Vested Stock Options and Options that Vest Within 60 days	Total Shares Held	Share Equivalents to be Settled in Cash or Stock (Note 2)	Total Share Interest
Directors
Christopher M. Crane	56,144	41,067	297,750	394,961	4,397	399,358
M. Walter D’Alessio	14,481	21,330	—	35,811		35,811
Nelson A. Diaz	1,500	18,470	—	19,970	5,803	25,773
Rosemarie B. Greco	2,000	23,405	—	25,405	5,655	31,060
Charrise Lille		—	—	—	218	218
Denis P. O’Brien	31,692	21,483	195,450	248,625	4,669	253,294
Thomas J. Ridge	—	16,127	—	16,127	11,998	28,125
Ronald Rubin	5,648	—	—	5,648	207	5,855

Named Officers
Craig L. Adams	11,076	9,750	74,775	95,601	—	95,601
Phillip S. Barnett	14,340	4,217	67,000	85,556	1,331	86,887
Michael A. Innocenzo	7,452	2,681	36,450	46,584	1,307	47,891
Mark F. Alden	6,088	7,488	21,564	35,140	6,732	41,872
Romulo L. Diaz, Jr.	1,784	5,040	2,850	9,674	387	10,061

Total
Directors & Executive Officers as a group, 15 people	163,257	179,542	702,128	1,044,927	42,965	1,087,891

(1)	The shares listed under Shares Held in Company Plans, Column [B], include restricted shares, shares held in the 401(k) plan, and deferred shares held in the Stock Deferral Plan.
(2)	The shares listed above under Share Equivalents to be Settled in Cash, Column [E], include unvested performance shares that may settled in cash or stock depending on where the named officer stands with respect to their stock ownership requirement, and phantom shares held in a non-qualified deferred compensation plan which will be settled in cash on a 1 for 1 basis upon retirement or termination.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Transactions

Exelon has a written policy for the review and approval or the ratification of related person transactions. Transactions covered by the policy include commercial transactions for goods and services and the purchase of electricity or gas at non-tariffed rates from Exelon or any of its subsidiaries by an entity affiliated with a director or officer of Exelon. The retail purchase of electricity or gas from BGE, ComEd or PECO at rates set by tariff, and transactions between or among Exelon or its subsidiaries are not considered. Charitable contributions approved in accordance with Exelon’s Charitable Contribution Guidelines are deemed approved or ratified under the Related Persons Transaction policy and do not require separate consideration and ratification.

As required by the policy, the Exelon board reviewed all commercial, charitable, civic and other relationships with Exelon in 2012 that were disclosed by directors and executive officers of Exelon, BGE, ComEd and PECO, and by executive officers of Exelon Generation Company that required separate consideration and ratification.

The Exelon Office of Corporate Governance collected information about each of these transactions, including the related persons and entities involved and the dollar amounts either paid by or received by Exelon. The Office of Corporate Governance also conducted additional due diligence, where required to determine the specific circumstances of the particular transaction, including whether it was competitively bid or whether the consideration paid was based on tariffed rates.

The Exelon corporate governance committee and the board reviewed the analysis prepared by the Office of Corporate Governance, which identified those related person transactions which required ratification or approval, under the terms of the policy, or disclosure under the SEC regulations. The Exelon corporate governance committee and the board considered the facts and circumstances of each of these related person transactions, including the amounts involved, the nature of the director’s or officer’s relationship with the other party to the transaction, whether the transaction was competitively bid and whether the price was fixed or determined by a tariffed rate.

The committee recommended that the Exelon board ratify all of the transactions. On the basis of the committee’s recommendation, the board did so. Several transactions were ratified because the related person served only as a director of the affiliated company, was not an officer or employee of the affiliated company and did not have a pecuniary or material interest in the transaction. For some of these transactions, the value or cost of the transaction was very small, and the board considered the de minimis nature of the transaction as further reason for ratifying it. The board approved and ratified other transactions that were the result of a competitive bidding process, and therefore were considered fairly priced, or arms length, regardless of any relationship. The remaining transactions were approved by the board, even though the director is an executive officer of the affiliated company, because the transactions involved only retail electricity or gas purchases under set, tariffed rates or the price and terms were determined as a result of a competitive bidding process. No related person transactions are required to be disclosed.

Independence Standards

PECO’s Bylaws and Corporate Governance Principles require that at least one of the PECO directors be “independent,” defined for this purpose as not being a director, officer or employee of Exelon, PECO or any other Exelon affiliate. Mmes. Greco and Lillie and Messrs. D’Alessio and Rubin are “independent” directors under this standard. The Bylaws and Corporate Governance Principles further require that the independent director or directors approve certain actions, including the declaration of dividends, the purchase of electric energy and seeking protection from creditors under bankruptcy or related laws.

Item 14. Principal Accountant Fees and Services

PECO is an indirect subsidiary of Exelon and does not have a separate audit committee. Instead the Exelon audit committee fulfills that function for PECO. In July 2002, the Exelon audit committee adopted a policy for pre-approval of services to be performed by the independent accountants. The committee pre-approves annual budgets for audit, audit-related and tax compliance and planning services. The services that the committee will consider include services that do not impair the accountant’s independence and add value to the audit, including audit services such as attest services and scope changes in the audit of the financial statements, the issuance of comfort letters and consents in relation to financings, audit-related services such as accounting advisory services related to proposed transactions and new accounting pronouncements, the provision of attest services in relation to regulatory filings and contractual obligations, and tax compliance and planning services. With respect to non-budgeted services in amounts less than $500,000, the committee delegated authority to the committee’s chair to pre-approve such services. All other services must be pre-approved by the committee. The committee receives quarterly reports on all fees paid to the independent accountants. None of the services provided by the independent accountants was provided pursuant to the de minimis exception to the pre-approval requirements contained in the SEC’s rules.

In 2012 the audit committee reviewed the PricewaterhouseCoopers 2013 Audit Plan and proposed fees and concluded that the scope of audit was appropriate and the proposed fees were reasonable.

The following table presents the fees (in thousands of dollars) for professional services rendered by PricewaterhouseCoopers LLP for the audit of PECO’s annual financial statements for the years ended December 31, 2012 and December 31, 2011, and fees billed for other services provided during those periods. These fees include an allocation of amounts billed directly to Exelon. The fees include amounts related to the year indicated, which may differ from amounts billed.

	Year Ended Dec. 31, 2012	Year Ended Dec. 31, 2011
Audit Fees	2,018	1,870
Audit-Related Fees	55	248
Tax Fees	88	98
All Other Fees	5	29

Total	2,166	2,245

Audit-related fees consist of assurance and related services that are traditionally performed by the auditor. This category includes fees for regulatory work, depreciation studies and internal control projects.

Tax fees consist of the aggregate fees billed for professional services rendered by PricewaterhouseCoopers LLP for tax compliance, tax advice, tax planning and tax advice and consulting services in connection with appeals claims.

All other fees reflect work performed primarily in connection with research and audit software licenses.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Report:

Exhibit Number

31-7	Filed by Craig L. Adams for PECO Energy Company

31-8	Filed by Phillip S. Barnett for PECO Energy Company

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chicago and State of Illinois on the 30th day of April, 2013.

PECO ENERGY COMPANY

By:	/S/ CRAIG L. ADAMS
Name:	Craig L. Adams
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April, 2013.

Signature	Title

/S/ CRAIG L. ADAMS Craig L. Adams	Chief Executive Officer and President (Principal Executive Officer) and Director

/S/ PHILLIP S. BARNETT Phillip S. Barnett	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

/S/ SCOTT A. BAILEY Scott A. Bailey	Vice President and Controller (Principal Accounting Officer)

/S/ CHRISTOPHER M. CRANE Christopher M. Crane	Chairman and Director

/S/ DENIS P. O’BRIEN Denis P. O’Brien	Vice Chairman and Director

This annual report has also been signed below by Craig L. Adams, Attorney-in-Fact, on behalf of the following Directors on the date indicated:

M. Walter D’Alessio	Thomas J. Ridge
Nelson A. Diaz	Ronald Rubin
Charisse R. Lillie

By:	/S/ CRAIG L. ADAMS	April 30, 2013
Name:	Craig L. Adams